Form 10-Q
period 2014-01-31
CHC Group Ltd.
filed 2014-03-14
CIK 1586300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                      .
Commission File Number: 001-36261
CHC Group Ltd.
(Exact name of registrant as specified in its charter)

Luxembourg	98-0587405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
190 Elgin Avenue
George Town
Grand Cayman, KY1-9005
Cayman Islands
(Address of principal executive offices, zip code)
(604) 276-7500
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐     No   ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 31, 2014, there were 77,519,484 ordinary shares outstanding.

CHC GROUP LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED
January 31, 2014

PART I—FINANCIAL INFORMATION
TRADEMARKS
CHC Helicopter and the CHC Helicopter logo are trademarks of CHC Capital (Barbados) Ltd, a wholly owned subsidiary of CHC Group Ltd. All other trademarks and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders. All rights reserved. The absence of a trademark or service mark or logo from this Quarterly Report on Form 10-Q does not constitute a waiver of trademark or other intellectual property rights of CHC Group Ltd., its subsidiaries, affiliates, licensors or any other persons.
GLOSSARY

Deepwater	Water depths of approximately 4,500 feet to 7,499 feet.
Embedded equity
Embedded equity, an intangible asset, represents the amount by which the estimated market value of a leased helicopter exceeded the leased helicopter purchase option price at September 16, 2008, the acquisition date of the predecessor of our indirect subsidiary by First Reserve Management, L.P. (or First Reserve). Embedded equity is assessed on an ongoing basis for impairment. Impairment, if any, is recognized in the consolidated statements of operations.

EMS	Emergency medical services.
Heavy helicopter
A category of twin-engine helicopters that requires two pilots, can accommodate 16 to 26 passengers and can operate under instrument flight rules, which allow daytime and nighttime flying in a variety of weather conditions. The greater passenger capacity, larger cabin, longer flight range, and ability to operate in adverse weather conditions make heavy helicopters more suitable than single engine helicopters for offshore support. Heavy helicopters are generally utilized to support the oil and gas sector, construction and forestry industries and SAR and EMS customer requirements.

Average HE count
Our heavy and medium helicopters, including owned and leased, are weighted at 100% and 50%, respectively, to arrive at a single HE count, excluding helicopters that are expected to be retired from the fleet. The average HE count for a period is calculated using a weighed average of the HE count for the beginning and end of each quarter included in that period.

HE Rate
The Heavy Equivalent Rate, or the HE Rate, is the third-party operating revenue from the Helicopter Services segment (excluding reimbursable revenue) divided by a weighted average factor corresponding to the number of heavy and medium helicopters in our fleet.

Long-term contracts	Contracts of three years or longer in duration.
Medium helicopter
A category of twin-engine helicopters that generally requires two pilots, can accommodate eight to 15 passengers and can operate under instrument flight rules, which allow daytime and nighttime flying in a variety of weather conditions. The greater passenger capacity, longer flight range, and ability to operate in adverse weather conditions make medium helicopters more suitable than single engine helicopters for offshore support. Medium helicopters are generally utilized to support the oil and gas sector, construction and forestry industries and SAR and EMS customer bases in certain jurisdictions. Medium helicopters can also be used to support the utility and mining sectors, as well as certain parts of the construction and forestry industries, where transporting a smaller number of passengers or carrying light loads over shorter distances is required.

MRO	Maintenance, repair and overhaul.
New technology
When used herein to classify our helicopters, a category of higher-value, recently produced, more sophisticated and more comfortable helicopters, including Airbus Helicopters (formerly Eurocopter) EC225, EC135, EC145 and EC155; Agusta’s AW139; and Sikorsky’ S76C+, S76C++ and S92A.

OEM	Original equipment manufacturer.
PBH
Power-by-the-hour. A program where a helicopter operator pays a fee per flight hour to an MRO provider as compensation for repair and overhaul components required in order for the helicopter to maintain an airworthy condition.

Rotables	Helicopter parts that can be repaired and reused such that they typically have an expected life approximately equal to the helicopters they support.
SAR	Search and rescue.
Ultra-deepwater	Water depths of approximately 7,500 feet or more.

ITEM 1. FINANCIAL STATEMENTS
CHC Group Ltd.
Consolidated Balance Sheets
(Expressed in thousands of United States dollars except share information)
(Unaudited)

	April 30, 2013	January 31, 2014
Assets
Current assets:
Cash and cash equivalents	$123,801	$417,145
Receivables, net of allowance for doubtful accounts of $4.3 million and $2.6 million, respectively	317,302	267,461
Income taxes receivable	25,871	25,003
Deferred income tax assets	49	79
Inventories (note 5)	105,794	124,564
Prepaid expenses	22,219	28,502
Other assets (note 6)	56,083	49,571
	651,119	912,325
Property and equipment, net (note 3)	1,075,254	1,039,212
Investments	26,896	30,817
Intangible assets (note 7)	197,810	179,746
Goodwill	430,462	424,502
Restricted cash	29,639	22,689
Other assets (note 6)	439,789	547,150
Deferred income tax assets	10,752	10,782
Assets held for sale (note 4)	32,047	32,637
	$2,893,768	$3,199,860
Liabilities and Shareholders' Equity
Current liabilities:
Payables and accruals	$420,406	$375,648
Deferred revenue	27,652	31,855
Income taxes payable	48,073	45,627
Deferred income tax liabilities	618	522
Current facility secured by accounts receivable (note 2)	53,512	46,876
Other liabilities (note 8)	47,791	29,300
Current portion of long-term debt obligations (note 9)	2,138	132,792
	600,190	662,620
Long-term debt obligations (note 9)	1,475,087	1,545,761
Deferred revenue	55,990	79,835
Other liabilities (note 8)	246,455	279,939
Deferred income tax liabilities	10,627	10,168
Total liabilities	2,388,349	2,578,323
Redeemable non-controlling interest (note 2)	(8,262)	(5,612)
Capital stock: Par value $0.0001 (note 11):
Authorized: 2,000,000,000
Issued: 46,519,484 and 77,519,484	5	8
Contributed surplus (notes 11 and 21)	1,696,066	2,007,445
Deficit	(1,092,555)	(1,241,879)
Accumulated other comprehensive loss	(89,835)	(138,425)
	513,681	627,149
	$2,893,768	$3,199,860

See accompanying notes to interim consolidated financial statements.
See table in Note 2(a)(i) for certain amounts included in the Consolidated Balance Sheets related to variable interest entities.

CHC Group Ltd.
Consolidated Statements of Operations
(Expressed in thousands of United States dollars except share information)
(Unaudited)

	Three months ended		Nine months ended
	January 31, 2013	January 31, 2014	January 31, 2013	January 31, 2014
Revenue	$441,839	$453,894	$1,304,694	$1,312,197
Operating expenses:
Direct costs	(355,645)	(378,013)	(1,053,129)	(1,092,913)
Earnings from equity accounted investees	850	2,072	2,687	5,990
General and administration costs	(18,729)	(39,182)	(56,299)	(77,839)
Depreciation	(28,701)	(35,407)	(84,646)	(106,158)
Restructuring costs	(4,890)	—	(8,617)	—
Asset impairments (notes 3, 4, 6 and 7)	(7,813)	58	(24,218)	(22,956)
Gain (loss) on disposal of assets	(4,402)	2,478	(9,019)	(1,943)
	(419,330)	(447,994)	(1,233,241)	(1,295,819)
Operating income	22,509	5,900	71,453	16,378
Interest on long-term debt	(33,991)	(39,782)	(93,949)	(117,636)
Foreign exchange gain (loss)	3,731	(11,573)	6,982	(24,476)
Other financing charges (note 10)	(10,852)	(5,730)	(22,435)	(1,615)
Loss from continuing operations before income tax	(18,603)	(51,185)	(37,949)	(127,349)
Income tax expense (note 12)	(44,303)	(6,689)	(50,606)	(17,489)
Loss from continuing operations	(62,906)	(57,874)	(88,555)	(144,838)
Earnings from discontinued operations, net of tax	212	—	1,024	—
Net loss	$(62,694)	$(57,874)	$(87,531)	$(144,838)
Net earnings (loss) attributable to:
Controlling interest	$(58,421)	$(60,003)	$(84,606)	$(149,324)
Non-controlling interest	(4,273)	2,129	(2,925)	4,486
Net loss	$(62,694)	$(57,874)	$(87,531)	$(144,838)

Net loss per ordinary share attributable to controlling interest - basic and diluted (note 11):
Continuing operations	$(1.26)	$(1.16)	$(1.84)	$(3.10)
Discontinued operations	$—	$—	$0.02	$—
Net loss per ordinary share	$(1.26)	$(1.16)	$(1.82)	$(3.10)
Weighted average number of shares outstanding - basic and diluted:	46,519,484	51,573,832	46,519,484	48,204,267
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd.
Consolidated Statements of Comprehensive Loss
(Expressed in thousands of United States dollars)
(Unaudited)

	Three months ended		Nine months ended
	January 31, 2013	January 31, 2014	January 31, 2013	January 31, 2014
Net loss	$(62,694)	$(57,874)	$(87,531)	$(144,838)
Other comprehensive income (loss):
Net foreign currency translation adjustments	23,186	(32,628)	19,369	(52,428)
Net change in defined benefit pension plan, net of income tax	(2,169)	348	(6,722)	1,046
Net change in cash flow hedges	—	—	(169)	—
Comprehensive loss	$(41,677)	$(90,154)	$(75,053)	$(196,220)
Comprehensive income (loss) attributable to:
Controlling interest	$(35,437)	$(91,464)	$(71,627)	$(197,914)
Non-controlling interest	(6,240)	1,310	(3,426)	1,694
Comprehensive loss	$(41,677)	$(90,154)	$(75,053)	$(196,220)
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd.
Consolidated Statements of Cash Flows
(Expressed in thousands of United States dollars)
(Unaudited)

	Nine months ended
	January 31, 2013	January 31, 2014
Cash provided by (used in):
Operating activities:
Net loss	$(87,531)	$(144,838)
Earnings from discontinued operations, net of tax	1,024	—
Loss from continuing operations	(88,555)	(144,838)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation	84,646	106,158
Loss on disposal of assets	9,019	1,943
Asset impairments	24,218	22,956
Earnings from equity accounted investees	(2,687)	(5,990)
Deferred income taxes	22,944	(378)
Non-cash stock-based compensation expense	334	23,148
Amortization of unfavorable contract credits	(2,842)	—
Amortization of lease related fixed interest rate obligations	(2,136)	(1,135)
Amortization of long-term debt and lease deferred financing costs	7,511	10,246
Non-cash accrued interest income on funded residual value guarantees	(5,329)	(4,800)
Mark to market loss (gain) on derivative instruments	6,884	(8,231)
Non-cash defined benefit pension expense (note 13)	5,277	344
Defined benefit contributions and benefits paid	(34,215)	(35,559)
Increase to deferred lease financing costs	(2,751)	(4,228)
Unrealized loss (gain) on foreign currency exchange translation	(8,780)	24,843
Other	6,480	4,029
Increase (decrease) in cash resulting from changes in operating assets and liabilities (note 15)	(46,306)	29,977
Cash provided by (used in) operating activities	(26,288)	18,485
Financing activities:
Sold interest in accounts receivable, net of collections	(6,021)	(5,173)
Proceeds from issuance of capital stock	—	291,313
Proceeds from issuance of senior secured notes	202,000	—
Proceeds from issuance of senior unsecured notes	—	300,000
Long-term debt proceeds	812,449	760,000
Long-term debt repayments	(817,594)	(888,656)
Increase in deferred financing costs	(3,793)	(14,034)
Related party loans (note 17(c))	—	(25,148)
Cash provided by financing activities	187,041	418,302
Investing activities:
Property and equipment additions	(318,558)	(474,158)
Proceeds from disposal of property and equipment	207,896	444,570
Aircraft deposits net of lease inception refunds	(49,517)	(102,388)
Restricted cash	2,407	8,184
Distribution from equity investments	745	2,306
Cash used in investing activities	(157,027)	(121,486)
Cash provided by continuing operations	3,726	315,301
Cash flows provided by (used in) discontinued operations:
Cash flows provided by operating activities	1,024	—
Cash flows used in financing activities	(1,024)	—
Cash provided by (used in) discontinued operations	—	—
Effect of exchange rate changes on cash and cash equivalents	42	(21,957)
Change in cash and cash equivalents during the period	3,768	293,344
Cash and cash equivalents, beginning of period	55,639	123,801
Cash and cash equivalents, end of period	$59,407	$417,145
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd.
Consolidated Statements of Shareholders' Equity (note 11)
(Expressed in thousands of United States dollars)
(Unaudited)

Nine months ended January 31, 2013	Capital stock	Contributed surplus	Deficit	Accumulated other comprehensive loss	Total shareholders' equity	Redeemable non- controlling interests
April 30, 2012	$5	$1,695,620	$(973,119)	$(61,596)	$660,910	$1,675
Consolidation of a variable interest entity	—	—	—	—	—	105
Net change in cash flow hedges	—	—	—	(169)	(169)	—
Foreign currency translation	—	—	—	19,580	19,580	(211)
Stock-based compensation expense (note 21)	—	334	—	—	334	—
Defined benefit plan, net of income tax	—	—	—	(6,432)	(6,432)	(290)
Net loss	—	—	(84,606)	—	(84,606)	(2,925)
January 31, 2013	$5	$1,695,954	$(1,057,725)	$(48,617)	$589,617	$(1,646)
Nine months ended January 31, 2014	Capital stock	Contributed surplus	Deficit	Accumulated other comprehensive loss	Total shareholders' equity	Redeemable non- controlling interests
April 30, 2013	$5	$1,696,066	$(1,092,555)	$(89,835)	$513,681	$(8,262)
Issuance of capital stock (note 11)	3	289,137	—	—	289,140	—
Capital contribution by shareholder (note 2)	—	—	—	—	—	956
Foreign currency translation	—	—	—	(49,011)	(49,011)	(3,417)
Stock-based compensation expense (note 21)	—	22,242	—	—	22,242	—
Defined benefit plan, net of income tax	—	—	—	421	421	625
Net earnings (loss)	—	—	(149,324)	—	(149,324)	4,486
January 31, 2014	$8	$2,007,445	$(1,241,879)	$(138,425)	$627,149	$(5,612)
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

1.    Significant accounting policies:

(a)	Basis of presentation:
On January 16, 2014, we completed our initial public offering ("IPO") and on January 17, 2014, we began trading our ordinary shares of capital stock on the New York Stock Exchange under the symbol "HELI" after the issuance and sale of an additional 31,000,000 ordinary shares of our capital stock at a price of $10.00 per share (note 11).
The unaudited interim consolidated financial statements (“interim financial statements”) include the accounts of CHC Group Ltd. (formerly known as FR Horizon Holding (Cayman) Inc.) and its subsidiaries (the “Company”, “we”, “us” or “our”) after elimination of all significant intercompany accounts and transactions. The interim financial statements are presented in United States dollars and have been prepared in accordance with the United States Generally Accepted Accounting Principles (“US GAAP”) for interim financial information. Accordingly, the interim financial statements do not include all of the information and disclosures for complete financial statements.
In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented are not necessarily indicative of results of operations for the entire year.
The financial information as of April 30, 2013 is derived from our annual audited consolidated financial statements and notes for the fiscal year ended April 30, 2013. These interim financial statements should be read in conjunction with our consolidated financial statements and related notes for the fiscal year ended April 30, 2013, which are included in Amendment No. 8 to the Form S-1 Registration Statement which was declared effective by the SEC on January 16, 2014 and in our prospectus dated January 16, 2014 filed with the SEC on January 21, 2014 pursuant to Rule 424(b) under the Securities Act.

(b)	Foreign currency:
The currencies which most influence our foreign currency translations and the relevant exchange rates were:

	Nine months ended
	January 31, 2013	January 31, 2014
Average rates:
£/US $	1.588848	1.582385
CAD/US $	1.001101	0.956297
NOK/US $	0.172290	0.166683
AUD/US $	1.030734	0.927513
€/US $	1.278707	1.337860
Period end rates:
£/US $	1.585468	1.644932
CAD/US $	1.000801	0.899361
NOK/US $	0.182746	0.159277
AUD/US $	1.042834	0.874179
€/US $	1.358387	1.350031

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

1.    Significant accounting policies (continued):

(c)     Recent accounting pronouncements adopted in the period:
Reporting of amounts reclassified out of accumulated other comprehensive loss:
On May 1, 2013 we adopted the amendment to the disclosure requirements for amounts reclassified out of accumulated other comprehensive loss. Entities are required to separately provide information about the effects on net earnings (loss) of significant amounts reclassified out of each component of accumulated other comprehensive loss if those amounts all are required under other accounting pronouncements to be reclassified to net earnings (loss) in their entirety in the same reporting period. Entities are required to provide this information together, either on the face of the statement where net earnings (loss) is presented or as a separate disclosure in the notes to the financial statements. The amounts reclassified out of accumulated other comprehensive loss for defined benefit pension plans are included in the computation of net defined benefit pension plan expense (note 13). No other amounts are reclassified out of accumulated other comprehensive loss.
Annual indefinite-life intangible asset impairment testing:
On May 1, 2013 we adopted the amended accounting guidance on the annual indefinite-life intangible asset impairment testing to allow for the assessment of qualitative factors in determining if it is more likely than not that an asset might be impaired and whether it is necessary to perform the intangible asset impairment test required by the current accounting standards. This new guidance did not have a material impact on our consolidated financial statements.
(d)    Recent accounting pronouncements not yet adopted:
In July 2013, the FASB issued accounting guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss or tax credit carryforward exists. This guidance is effective for the annual financial statements for the year ending April 30, 2015. We are currently assessing the impact of this guidance on our consolidated financial statements.

2.    Variable interest entities:
(a)    VIEs of which the Company is the primary beneficiary:
(i)    Local ownership VIEs:
Certain areas of operations are subject to local governmental regulations that may limit foreign ownership of aviation companies. Accordingly, operations in certain jurisdictions may require the establishment of local ownership entities that are considered to be VIEs. The nature of our involvement with consolidated local ownership entities is as follows:
EEA Helicopters Operations B.V. (“EHOB”)
EHOB is incorporated in the Netherlands and through its wholly-owned subsidiaries in Norway, Denmark, the Netherlands, the United Kingdom and Ireland provides helicopter flying services to customers in Europe.
We own 49.9% of the common shares (9,896,085 Class B shares) of EHOB, with the remaining 50.1% of the common shares (9,935,750 Class A shares) held by a European investor. The Management Board of EHOB is comprised of one director nominated by the Class B shareholders and three directors nominated by the Class A shareholder.
We also own 7,000,000 par value 1 Euro Profit Certificates in EHOB. Through our ownership of the Profit Certificates, we are entitled to a cumulative annual dividend equal to 30% of the issue price of each Profit Certificate (equivalent to a cumulative annual dividend of €2.1 million) for the first 7 years after issuance and thereafter, a cumulative annual dividend equal to 5% of the issue price of each Profit Certificate (equivalent to a cumulative annual dividend of €0.35 million), subject to Board approval and the availability of cash and further subject to any and all restrictions applicable under Dutch law.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

2.    Variable interest entities (continued):
(a)    VIEs of which the Company is the primary beneficiary (continued):
(i)    Local ownership VIEs (continued):
EEA Helicopters Operations B.V. (“EHOB”) (continued)
We also hold a call option over the Class A shareholder’s stock in EHOB and have granted a put option to the Class A shareholder which entitles the Class A shareholder to put its shares back to us. Both the put and call are exercisable in certain circumstances including: liquidation, events of default, and if the Company makes a public offering of its shares resulting in change of control. The Class A shareholder also holds a call option over our Class B shares which is exercisable only in the event of bankruptcy.
We have determined that the activities that most significantly impact the economic performance of EHOB are: servicing existing flying services contracts and entering into new contracts, safety and training, and maintenance of aircraft. Through agreement with EHOB, we have the right to enter directly into new flying services contracts and require that EHOB act as the subcontractor for provision of those services. EHOB’s fleet of aircraft is leased entirely from us and the lease agreements require that all aircraft maintenance be provided by us. The shareholders’ agreement requires EHOB to ensure safety standards meet minimums set by us.
As a result of consolidating EHOB, the Company has recorded a non-controlling interest relating to the 50.1% Class A shareholder’s interest in the net assets of EHOB. As at April 30, 2013, the redeemable non-controlling interest is a loss of $8.3 million and as at January 31, 2014, the redeemable non-controlling interest is a loss of $6.6 million. Because of the terms of the put and call arrangements with the European investor, the non-controlling interest is considered redeemable and is classified outside of equity.

BHH - Brazilian Helicopter Holdings S.A. (“BHH”)
BHH holds an investment in the common shares of its subsidiary, BHS - Brazilian Helicopter Services Taxi Aereo S.A. (“BHS”). BHS provides helicopter flying services to customers in Brazil.
We have a 60% interest in BHH, comprised of 100% of the non-voting preferred shares and 20% of the ordinary voting shares. The remaining equity interest comprised of 80% of the ordinary voting shares is held by a Brazilian investor, whose investment was financed by us and is therefore considered to be a related party.
We have entered into a put/call arrangement which gives us the right to purchase the BHH shares held by the Brazilian investor and the Brazilian investor the right to put its shares to us at any time and for any reason. The put/call price is the greater of the book value of the shares and the original capital contribution plus 2% per annum. The guaranteed return due to the Brazilian investor has been recorded as a redeemable non-controlling interest.
We have entered into a shareholders’ agreement with the Brazilian Investor, which requires unanimous shareholder consent for important business decisions.
CHC Helicopters Canada Inc (“CHC Canada”)
CHC Canada provides helicopter flying services to customers in Canada.
We own 200,000 Class A Common Shares (25)% and 200,000 (100)% Class B Non-voting Preferred Shares of CHC Canada, with the remaining 600,000 (75)% of the Class A Common Shares held by a Canadian Investor. The Board of CHC Canada is comprised of one director nominated by us and two directors nominated by the Canadian Investor.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

2.    Variable interest entities (continued):
(a)    VIEs of which the Company is the primary beneficiary (continued):
(i)    Local ownership VIEs (continued):
CHC Helicopters Canada Inc (“CHC Canada”) (continued)
We have entered into an arrangement which allows the Canadian Investor to put its shares back to us at any time for any reason. We have also entered into a call arrangement which allows us or the Canadian Investor to elect to purchase the other party’s shares. The calls are exercisable in certain circumstances including: liquidation, events of default, and if the Company makes a public offering of its shares resulting in change of control. The price on the put and the call arrangement is the higher of the book value of the shares and the original capital contribution plus 6% per annum. The guaranteed return due to the Canadian investor has been recorded as a redeemable non-controlling interest.
We have entered into a shareholders’ agreement with the Canadian Investor, which requires unanimous shareholder consent for CHC Canada to enter into any material contracts.

Atlantic Aviation Limited and Atlantic Aviation FZE (collectively “Atlantic Aviation”)
On October 22, 2012, the Company and a Nigerian company (“Nigerian Company”) finalized an agreement to provide helicopter flying services to customers in Nigeria through Atlantic Aviation.
We have no equity ownership in Atlantic Aviation as 100% of the share capital of Atlantic Aviation is held by the Nigerian Company.
The Nigerian Company’s risks and rewards are not representative of its equity interest as it is only entitled to management fees for the first four years of the agreement. In the fifth year the Nigerian Company can opt to receive 40% of the profits or losses or continue with the existing arrangement. We will bear the risk for substantially all of the losses for the first four years of the arrangement.
Under the terms of the agreement the Nigerian Company will not provide any additional funding to Atlantic Aviation as we are funding all start-up costs.
We have also entered into a put/call arrangement which gives us the right to purchase all of the Atlantic Aviation shares held by the Nigerian Company and the Nigerian Company the right to put its shares to us. The calls are exercisable in certain circumstances including: liquidation, events of default, and change of control of the Company or the Nigerian Company. The put is exercisable in the event the agreement is terminated with cause and the Nigerian Company does not continue the business of Atlantic Aviation. The price on the put/call arrangement is a multiple of the Nigerian Company’s share of the preceding 12 months of profits of Atlantic Aviation.
We have determined that the activities that most significantly impact the economic performance of Atlantic Aviation are: entering into flying contracts, safety and training, and maintenance of aircraft. Atlantic Aviation’s fleet of aircraft is leased entirely from us and the lease agreements require that all aircraft maintenance be provided by us. We have entered into various contracts with Atlantic Aviation to provide management, employees and technical services. The framework agreement requires Atlantic Aviation to ensure safety standards meet minimums set by us.
As a result of consolidating Atlantic Aviation, the Company has recorded a non-controlling interest relating to the Nigerian Company shareholder’s interest in the net assets of Atlantic Aviation. As at January 31, 2014, the redeemable non-controlling interest is $1.0 million. Because of the terms of the put and call arrangements with the Nigerian Company, the non-controlling interest is considered redeemable and is classified outside of equity.
Atlantic Aviation has a contingent credit with a third party bank for up to $10.0 million to be able to issue bonds.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

2.    Variable interest entities (continued):
(a)    VIEs of which the Company is the primary beneficiary (continued):
(i)    Local ownership VIEs (continued):
We also have operations in several other countries that are conducted through entities with local ownership. We have consolidated these entities because the local owners do not have extensive knowledge of the aviation industry and defer to us in the overall management and operation of these entities.
Financial information of local ownership VIEs
All of the local ownership VIEs and their subsidiaries have the same purpose and are exposed to similar operational risks and are monitored on a similar basis by management. As such, the financial information reflected on the consolidated balance sheets and statements of operations for all local ownership VIEs has been presented in the aggregate below, including intercompany amounts with other consolidated entities:

	April 30, 2013	January 31, 2014
Cash and cash equivalents	$46,366	$—
Receivables, net of allowance	102,659	96,327
Other current assets	37,174	49,739
Goodwill	72,042	72,825
Other long-term assets	114,657	150,206
Total assets	$372,898	$369,097
Bank indebtedness	$—	$35,569
Payables and accruals	338,802	286,046
Other current liabilities	37,069	24,060
Accrued pension obligations	74,268	67,853
Other long-term liabilities	54,252	63,431
Total liabilities	$504,391	$476,959

	Three months ended		Nine months ended
	January 31, 2013	January 31, 2014	January 31, 2013	January 31, 2014
Revenue	$263,602	$278,929	$799,139	$807,199
Net earnings (loss)	(5,323)	1,727	694	(3,251)

(ii)    Accounts receivable securitization:
We enter into trade receivables securitization transactions to raise financing, through the sale of pools of receivables, or beneficial interests therein, to a VIE, Finacity Receivables – CHC 2009, LLC (“Finacity”). Finacity only buys receivables, or beneficial interests therein, from us. These transactions with Finacity satisfy the requirements for sales accounting treatment. Finacity is financed directly by a third party entity "cell", Viking Asset Purchaser 14 (“Viking”), which purchases undivided ownership interests in the receivables, or beneficial interests therein, acquired by Finacity from us.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

2.    Variable interest entities (continued):
(a)    VIEs of which the Company is the primary beneficiary (continued):
(ii)    Accounts receivable securitization (continued):
We have determined that servicing decisions most significantly impact the economic performance of Finacity and as we have the power to make these decisions, we are the primary beneficiary of Finacity.
As a result of consolidation, intercompany receivables and payables between the Company and Finacity together with any gain/(loss) arising from the sales treatment of the securitization transactions have been eliminated. The securitized assets and associated liabilities are included in the consolidated financial statements. Cash and cash equivalent balances of Finacity are used only to support the securitizations of the receivables transferred, including the payment of related fees, costs and expenses. The receivables that have been included in securitizations are pledged as security for the benefit of Viking and are only available for payment of the debt or other obligations arising in the securitization transactions until the associated debt or other obligations are satisfied. The asset backed debt has been issued directly by Finacity.
The following table shows the assets and the associated liabilities related to our secured debt arrangements that are included in the consolidated financial statements:

	April 30, 2013	January 31, 2014
Restricted cash	$14,143	$3,717
Transferred receivables	77,473	60,938
Current facility secured by accounts receivable	53,512	46,876

(iii)    Trinity Helicopters Limited:
As at January 31, 2014 we leased two aircraft from Trinity Helicopters Limited (“Trinity”), an entity considered to be a VIE. Prior to December 2011, Trinity was funded by an unrelated lender who was considered to be the primary beneficiary. In conjunction with our lease covenant negotiations, we agreed to purchase the aircraft off lease from the lender. Instead of outright purchasing the aircraft we loaned the lease termination sum to Trinity which used these funds to repay the financing from the unrelated lender and continued to lease the aircraft to us. The security interest in the aircraft was assigned to us.

We have been determined to be the primary beneficiary of the VIE and began consolidating this entity upon repayment of the previous lender. Prior to consolidation of this entity, the aircraft leases were recorded as capital leases.

(b)	VIEs of which the Company is not the primary beneficiary:
(i)    Local ownership VIEs:
Thai Aviation Services (“TAS”)
TAS provides helicopter flying services in Thailand. We have a 29.9% interest in the ordinary shares of TAS, with the remaining 70.1% owned by a group of Thai Investors who are considered to be related to each other. The Thai investors have the ability to call and we have the ability to put all shares owned by us to the Thai investors at fair value in the event of a dispute.
We have determined that the activities that most significantly impact the economic performance of TAS are: servicing existing flying services contracts and entering into new contracts, safety and training, maintenance of aircraft and other investment activities. The Thai investors have the ability to control the majority of these decisions through Board majority.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

2.    Variable interest entities (continued):

(b)	VIEs of which the Company is not the primary beneficiary (continued):
(i)    Local ownership VIEs (continued):
Thai Aviation Services (“TAS”) (continued)
The following table summarizes the amounts recorded for TAS in the consolidated balance sheet:

	April 30, 2013		January 31, 2014
	Carrying amounts	Maximum exposure to loss	Carrying amounts	Maximum exposure to loss
Receivables, net of allowances	$2,662	$2,662	$2,666	$2,666
Equity method investment	18,119	18,119	20,857	20,857

(ii)	Leasing entities:
Related party lessors
As at January 31, 2013 and 2014 we had operating lease agreements for the lease of 31 aircraft and 31 aircraft, respectively, from individual related party entities considered to be VIEs. These transactions are carried out on an arm’s-length basis and are recorded at the exchange amounts. The total operating lease expense for these leases was $12.5 million and $12.6 million for the three months ended January 31, 2013 and 2014, respectively, and $35.3 million and $37.8 million for the nine months ended January 31, 2013 and 2014, respectively, with $4.5 million and $4.0 million outstanding in payables and accruals at April 30, 2013 and January 31, 2014, respectively. Accounts receivable of $5.1 million and $8.1 million are due from related party lessors as at April 30, 2013 and January 31, 2014, respectively.
The lessor VIEs are considered related parties because they are partially financed through equity contributions from entities that have also invested in the Company. We have determined that the activity that most significantly impacts the economic performance of the related party lessor VIEs is the remarketing of the aircraft at the end of the lease term. As we do not have the power to make remarketing decisions, we have determined that we are not the primary beneficiary of the lessor VIEs.
Other VIE lessors
As at January 31, 2013 we leased 17 aircraft from two different entities considered to be VIEs. As at January 31, 2014 we leased 47 aircraft from four different entities considered to be VIEs. All 17 and 47 leases were considered to be operating leases as at January 31, 2013 and 2014, respectively.
We have determined that the activity that most significantly impacts the economic performance of the lessor VIEs is the remarketing of the aircraft at the end of the lease term. As we do not have the power to make remarketing decisions, we have determined that we are not the primary beneficiary of the lessor VIEs.

3.	Property and equipment, net:
Due to aircraft coming off contract, and with no plan to redeploy them within the business, we recorded impairment charges of $4.0 million, $4.7 million and $2.5 million of impairment charges to write down the carrying value of five aircraft, six aircraft and three aircraft held for use to their fair values for the three months ended January 31, 2013 and for the nine months ended January 31, 2013 and 2014, respectively. These amounts are included in asset impairments on the consolidated statements of operations. This measurement is considered a level 2 measurement in the fair value hierarchy as the measurement of the fair value of the flying assets is based on aircraft values from third party appraisals using market data.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

4.    Assets held for sale:
We have classified certain assets such as aircraft and buildings as held for sale as these assets are ready for immediate sale and management expects these assets to be sold within one year.

	April 30, 2013		January 31, 2014
	# Aircraft		# Aircraft
Aircraft held for sale:
Book value, beginning of period	18	$79,293	14	$30,206
Classified as held for sale, net of impairment	11	7,454	15	28,491
Sales	(10)	(35,303)	(8)	(19,185)
Reclassified as held for use	(5)	(21,049)	(7)	(8,014)
Foreign exchange	—	(189)	—	(810)
Aircraft held for sale	14	30,206	14	30,688
Buildings held for sale	—	1,841	—	1,949
Total assets held for sale		$32,047		$32,637
The aircraft classified as held for sale are older technology aircraft that are being divested by us. The buildings classified as held for sale are the result of relocation of certain of our base operations. During the nine months ended January 31, 2014, there were six aircraft that were reclassified to assets held for use as management determined that we would obtain a higher value from using these aircraft as parts within the business than selling them in the external market and one aircraft that was reclassified to held for use as management reviewed its fleet strategy and decided to redeploy this aircraft to the flying operations.
During the three months ended January 31, 2013, we recorded impairment charges of $2.2 million to write down the carrying value of three aircraft held for sale to their fair value less costs to sell. During the nine months ended January 31, 2013 and 2014, we recorded impairment charges of $11.5 million and $18.5 million to write down the carrying value of 17 aircraft and 19 aircraft held for sale to their fair value less costs to sell, respectively. These amounts are included in asset impairments on the consolidated statements of operations. The fair value of assets held for sale is considered a level 2 measurement in the fair value hierarchy as the measurement is based on third party appraisals using market data.

5.Inventories:

	April 30, 2013	January 31, 2014
Work-in-progress for maintenance contracts under completed contract accounting	$3,661	$6,539
Consumables	111,862	125,715
Provision for obsolescence	(9,729)	(7,690)
	$105,794	$124,564

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

6.	Other assets:

	April 30, 2013	January 31, 2014
Current:
Aircraft operating lease funded residual value guarantees (a)	$20,184	$9,183
Deferred financing costs	8,771	11,421
Mobilization costs	6,474	8,103
Residual value guarantee	6,278	3,819
Foreign currency embedded derivatives and forward contracts (note 14)	5,764	5,069
Prepaid aircraft rentals	3,465	3,831
Related party receivable (note 2 (b) (ii))	5,147	8,145
	$56,083	$49,571
Non-current:
Aircraft operating lease funded residual value guarantees (a)	$196,497	$196,979
Aircraft deposits	67,347	117,923
Accrued pension asset	49,562	69,373
Deferred financing costs	48,971	55,638
Mobilization costs	22,645	25,825
Residual value guarantee	15,047	15,445
Security deposits	10,903	32,254
Pension guarantee assets	10,141	9,318
Prepaid aircraft rentals	9,940	10,778
Foreign currency embedded derivatives and forward contracts (note 14)	2,223	11,358
Other	6,513	2,259
	$439,789	$547,150

(a)	Aircraft operating lease funded residual value guarantees:
We believe that the aircraft will realize a value upon sale at the end of the lease terms sufficient to recover the carrying value of these guarantees, including accrued interest. In the event that aircraft values decline such that we do not believe funded residual value guarantees are recoverable, an impairment is recorded. During the three and nine months ended January 31, 2013 we recognized impairment losses of $0.5 million and $1.0 million, respectively. The impairment losses are included in asset impairments on the consolidated statements of operations.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

7.Intangible assets:
Due to a decline in aircraft values, we recorded impairment charges of $1.1 million in the three months ended January 31, 2013, and $6.9 million and $0.9 million in the nine months ended January 31, 2013 and 2014, respectively, to write down a portion of our embedded equity to fair value. These amounts are included in asset impairments on the consolidated statements of operations. This measurement is considered a level 2 measurement in the fair value hierarchy as the measurement of embedded equity is based on aircraft values from third party appraisals using market data.

8.	Other liabilities:

	April 30, 2013	January 31, 2014
Current:
Foreign currency embedded derivatives and forward contracts (note 14)	$12,732	$14,423
Deferred gains on sale-leasebacks of aircraft	4,632	11,836
Fixed interest rate obligations	1,783	363
Aircraft modifications	1,629	901
Residual value guarantees	944	990
Contract inducement	792	787
Lease aircraft return costs	279	—
Related party loans (note 17(c))	25,000	—
	$47,791	$29,300
Non-current:
Accrued pension obligations	$137,259	$125,345
Deferred gains on sale-leasebacks of aircraft	34,616	86,657
Residual value guarantees	27,401	27,058
Foreign currency embedded derivatives and forward contracts (note 14)	15,771	12,963
Insurance claims accrual	11,192	12,111
Contract inducement	9,247	8,622
Fixed interest rate obligations	1,155	242
Deferred rent liabilities	1,045	776
Other	8,769	6,165
	$246,455	$279,939

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

9.	Long-term debt obligations:

	Principal Repayment terms	Facility maturity dates	April 30, 2013	January 31, 2014
Senior secured notes	At maturity	October 2020	$1,287,303	$1,288,214
Senior unsecured notes (a)	At maturity	June 2021	—	300,000
Revolving credit facility (b):
US LIBOR plus a 4.5% margin	At maturity	January 2019	125,000	—
Other term loans:
Airbus Helicopters Loan - 2.50%	At maturity	December 2015	2,238	2,339
EDC-B.A. CDOR rate (6 month) plus a 0.8% margin	Semi-annually	June 2014	1,616	488
Capital lease obligations	Quarterly	May 2014 - September 2025	25,663	55,917
Boundary Bay financing – 6.93%	Monthly	April 2035	35,405	31,595
Total long-term debt obligations			1,477,225	1,678,553
Less: current portion (note 22)			(2,138)	(132,792)
Long-term debt obligations			$1,475,087	$1,545,761
(a)    Senior unsecured notes:
On May 13, 2013, one of our subsidiaries issued $300.0 million of unsecured senior notes (the “unsecured notes”). The unsecured notes are issued under an indenture. The unsecured notes have an aggregate principal value of $300.0 million, were issued at par value, bear interest at a rate of 9.375% with semi-annual interest payments on June 1 and December 1 and mature on June 1, 2021.
The unsecured notes are guaranteed by us and most of our subsidiaries on a senior unsecured basis. The unsecured notes are effectively subordinated to the secured indebtedness including the revolving credit facility and the senior secured notes to the extent of the value of the collateral securing such secured indebtedness and are senior to all unsecured subordinated indebtedness of each guarantor.
The unsecured notes have the following optional redemption features:

•
Any time prior to June 1, 2016, the issuer can redeem 35% of the aggregate principal amount of the unsecured notes at a redemption price of 109.375% of the principal plus accrued and unpaid interest with the net proceeds of one or more equity offerings provided that at least 50% of the aggregate principal of the unsecured notes remains outstanding and the redemption occurs within 180 days of the closing date of the equity offering.

•	The issuer can redeem the unsecured notes in whole or part, on or after June 1, 2016, at redemption prices that range from 100% to 107.031% of the principal, plus accrued and unpaid interest.

•
The issuer can redeem the unsecured notes in whole or in part at a price of 100% of the aggregate principal amount plus a premium equal to the greater of 1% of the principal amount or the excess of the present value at the redemption date over the principal amount of the unsecured notes. Under this option, the present value at the redemption is to be computed based on a redemption price of 107.031% on June 1, 2016 plus all required interest payments due on the unsecured notes through June 1, 2016 (excluding accrued but unpaid interest to the applicable redemption date). The applicable discount rate is equal to the treasury rate as of the redemption date plus 50 basis points.

Each holder of the unsecured notes has the right to require us to repurchase the unsecured notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest upon the occurrence of certain events constituting a change of control of the Company.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

9.Long-term debt obligations (continued):
(a)    Senior unsecured notes (continued):
The unsecured notes contain certain covenants limiting the incurrence of additional indebtedness and liens based on the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to fixed charges and total indebtedness as defined in the indenture and other restrictions including limitations on disposition of assets, the payment of dividends or redemption of equity interests and transactions with affiliates.
(b)    Revolving credit facility:
On January 23, 2014, we terminated our revolving credit facility of $375.0 million with a syndicate of financial institutions and entered into a new revolving credit facility of $375.0 million with a syndicate of financial institutions. It bears interest at the Alternate Base Rate, LIBOR, CDOR, Canadian Prime Rate or EURIBOR plus an applicable margin that ranges from 2.75% to 4.50% based on the total leverage ratio calculated as of the most recent quarter. The revolving credit facility has a five year term.
The revolving credit facility is secured on a priority basis and ranks equally with the senior secured notes except for payments upon enforcement and insolvency, where the revolving credit facility will rank before the note holders. The revolving credit facility is guaranteed by most of our subsidiaries through a general secured obligation. The revolving credit facility covenants include a requirement for us to maintain a first priority debt leverage ratio of 2.5:1, which is tested at the end of each financial quarter.
At January 31, 2014, we were in compliance with all long-term debt obligations covenants.

10.	Other financing charges:

	Three months ended		Nine months ended
	January 31, 2013	January 31, 2014	January 31, 2013	January 31, 2014
Amortization of deferred financing costs	$(1,782)	$(4,306)	$(5,268)	$(10,155)
Net gain (loss) on fair value of derivative financial instruments	(2,980)	410	(6,683)	9,203
Amortization of guaranteed residual values	(801)	(930)	(1,868)	(2,024)
Interest expense	(5,237)	(3,288)	(11,600)	(15,481)
Interest income	3,903	4,233	10,249	13,394
Fee settlement	—	—	—	10,000
Other	(3,955)	(1,849)	(7,265)	(6,552)
	$(10,852)	$(5,730)	$(22,435)	$(1,615)

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

11.Capital stock and net loss per ordinary share:
Capital Stock:
On January 3, 2014, the majority shareholder of the Company approved the following capital stock restructuring transactions which were effective immediately:

•
a subdivision of the authorized and issued ordinary shares of capital stock by a factor of 10,000 increasing the authorized and issued ordinary shares of capital stock to 20,000,000,000,000 and 18,607,793,610,000, respectively, while reducing the par value per share from $1 to $0.0001;

•
the surrender of 18,607,747,090,516 of the issued ordinary shares of capital stock resulting in the issued ordinary shares of capital stock being reduced to 46,519,484, each with a par value of $0.0001;

•	the cancellation of 19,998,500,000,000 of the unissued authorized ordinary shares of capital stock, reducing the authorized capital stock to 1,500,000,000, each with a par value of $0.0001; and

•
the increase of the authorized capital stock by $50,000 (such increase being in the form of 500,000,000 preferred shares of capital stock, each with a par value of $0.0001) resulting in an aggregate authorized capital stock of $200,000 divided into 1,500,000,000 ordinary shares of capital stock, each with a par value of $0.0001 and 500,000,000 preferred shares of capital stock with a par value of $0.0001.

All capital stock and contributed surplus amounts and per share information have been retroactively adjusted for all prior periods presented for the consummation of the above capital stock restructuring transactions. Such adjustments include calculations of our weighted average number of ordinary stock and net loss per ordinary share.
On January 16, 2014, we completed the IPO of 31,000,000 shares of capital stock at a price of $10.00 per share, raising approximately $289.1 million, net of underwriting costs of $16.3 million and other costs directly related to the IPO of $4.6 million. The net proceeds were allocated $3.1 thousand to the Capital Stock of the Company and $289.1 million to contributed surplus.
Net loss per ordinary share:
The following table sets forth the computation of basic and diluted net loss per ordinary share:

	Three months ended		Nine months ended
	January 31, 2013	January 31, 2014	January 31, 2013	January 31, 2014
Net earnings (loss) attributable to controlling interest:
Continuing operations	$(58,633)	$(60,003)	$(85,630)	$(149,324)
Discontinued operations	212	—	1,024	—
Weighted average number of ordinary stock outstanding – basic and diluted	46,519,484	51,573,832	46,519,484	48,204,267

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

12.Income taxes:
As we operate in several tax jurisdictions, our income is subject to various rates of taxation. The income tax expense differs from the amount that would have resulted from applying the Cayman Islands statutory income tax rates to loss from continuing operations before income taxes as follows:

	Three months ended		Nine months ended
	January 31, 2013	January 31, 2014	January 31, 2013	January 31, 2014
Loss from continuing operations before income tax	$(18,603)	$(51,185)	$(37,949)	$(127,349)
Combined Cayman Islands statutory income tax rate	—%	—%	—%	—%
Income tax recovery calculated at statutory rate	—	—	—	—
(Increase) decrease in income tax recovery (expense) resulting from:
Rate differences in various jurisdictions	11,789	20,408	28,745	52,997
Change in tax law	(401)	(99)	(1,158)	(704)
Non-deductible items	(10,607)	(30,287)	(26,815)	(61,254)
Other foreign taxes	(9,434)	(3,378)	(15,229)	(10,668)
Non-deductible portion of capital losses	101	(3,365)	166	(2,775)
Non-taxable income	7,099	12,620	22,154	32,019
Adjustments to prior years	(1,324)	(133)	(2,030)	510
Functional currency adjustments	(2,741)	4,345	1,457	7,657
Valuation allowance	(38,524)	(6,783)	(57,338)	(35,281)
Other	(261)	(17)	(558)	10
Income tax expense	$(44,303)	$(6,689)	$(50,606)	$(17,489)
As at January 31, 2014, there was $25.9 million in unrecognized tax benefits, of which $18.5 million would have an impact on the effective tax rate, if recognized.
During the nine months ended January 31, 2014, no new uncertain tax positions were identified. As of April 30, 2013 and January 31, 2014, interest and penalties totaling $4.5 million and $7.0 million respectively, were accrued.

13.	Employee pension plans:
The net defined benefit pension plan expense is as follows:

	Three months ended		Nine months ended
	January 31, 2013	January 31, 2014	January 31, 2013	January 31, 2014
Current service cost	$4,975	$4,917	$14,433	$14,929
Interest cost	8,059	8,004	23,636	23,938
Expected return on plan assets	(10,598)	(12,426)	(31,083)	(37,381)
Amortization of net actuarial and experience losses out of other comprehensive income (loss)	255	453	766	1,329
Amortization of past service credits out of other comprehensive income (loss)	(93)	(95)	(279)	(275)
Employee contributions	(752)	(725)	(2,196)	(2,196)
	$1,846	$128	$5,277	$344

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

14.    Derivative financial instruments and fair value measurements:
We are exposed to foreign exchange risk primarily from our subsidiaries which incur revenue and operating expenses in currencies other than US dollars with the most significant being Pound Sterling, Norwegian Kroner, Canadian dollars, Australian dollars and Euros. We monitor these exposures through our cash forecasting process and regularly enter into foreign exchange forward contracts to manage our exposure to fluctuations in expected future cash flows related to transactions in currencies other than the functional currency.
The outstanding foreign exchange forward contracts are as follows:

	Notional		Fair value asset (liability)	Maturity dates
April 30, 2013:
Purchase contracts to sell US dollars and buy Canadian dollars	CAD	231,922	$383	May 2013 to November 2015
Purchase contracts to sell US dollars and buy Euros		€69,268	5,451	December 2013 to July 2014
Purchase contracts to sell Pounds Sterling and buy Euros		€61,000	(1,270)	May 2013 to December 2015

	Notional		Fair value asset (liability)	Maturity dates
January 31, 2014:
Purchase contracts to sell US dollars and buy Canadian dollars	CAD	235,500	$(16,319)	February 2014 to August 2016
Purchase contracts to sell US dollars and buy Euros		€69,268	3,785	February 2014 to July 2014
Purchase contracts to sell Pounds Sterling and buy Euros		€48,000	(2,406)	May 2014 to June 2016
We enter into long-term revenue agreements, which provide for pricing denominated in currencies other than the functional currency of the parties to the contract. This pricing feature was determined to be an embedded derivative which has been bifurcated for valuation and accounting purposes. The embedded derivative contracts are measured at fair value and included in other assets or other liabilities.
A net loss of $3.0 million, a net gain of $0.4 million, a net loss of $6.7 million and a net gain of $9.2 million due to the derivative forward exchange contracts and the change in the fair value of embedded derivatives was recognized in the statement of operations as part of other financing charges for the three and nine months ended January 31, 2013 and 2014, respectively.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

14.    Derivative financial instruments and fair value measurements (continued):
The following tables summarize the financial instruments measured at fair value on a recurring basis excluding cash and cash equivalents and restricted cash:

	April 30, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value
Financial assets:
Other assets, current:
Foreign currency forward contracts	$—	$5,636	$—	$5,636
Foreign currency embedded derivatives	—	128	—	128
Other assets, non-current:				—
Foreign currency forward contracts	—	1,949	—	1,949
Foreign currency embedded derivatives	—	274	—	274
	$—	$7,987	$—	$7,987

	April 30, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value
Financial liabilities:
Other liabilities, current:
Foreign currency forward contracts	$—	$(1,960)	$—	$(1,960)
Foreign currency embedded derivatives	—	(10,772)	—	(10,772)
Other liabilities, non-current:				—
Foreign currency forward contracts	—	(1,061)	—	(1,061)
Foreign currency embedded derivatives	—	(14,710)	—	(14,710)
	$—	$(28,503)	$—	$(28,503)

	January 31, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value
Financial assets:
Other assets, current:
Foreign currency forward contracts	$—	$3,785	$—	$3,785
Foreign currency embedded derivatives	—	1,284	—	1,284
Other assets, non-current:				—
Foreign currency forward contracts	—	—	—	—
Foreign currency embedded derivatives	—	11,358	—	11,358
	$—	$16,427	$—	$16,427

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

14.    Derivative financial instruments and fair value measurements (continued):

	January 31, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value
Financial liabilities:
Other liabilities, current:
Foreign currency forward contracts	$—	$(10,530)	$—	$(10,530)
Foreign currency embedded derivatives	—	(3,893)	—	(3,893)
Other liabilities, non-current:				—
Foreign currency forward contracts	—	(8,195)	—	(8,195)
Foreign currency embedded derivatives	—	(4,768)	—	(4,768)
	$—	$(27,386)	$—	$(27,386)
Inputs to the valuation methodology for Level 2 measurements include publicly available forward notes, credit spreads and US$ or Euro interest rates, and inputs are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. There were no transfers between categories in the fair value hierarchy.
The carrying values of the other financial instruments, which are measured at other than fair value, approximate fair value due to the short terms to maturity, except for non-revolving debt obligations, the fair values of which are as follows:

	April 30, 2013		January 31, 2014
	Fair value	Carrying value	Fair value	Carrying value
Senior secured notes	$1,391,000	$1,287,303	$1,384,500	$1,288,214
Senior unsecured notes	—	—	313,500	300,000
The fair value of the senior secured and unsecured notes are determined based on market information provided by third parties which is considered to be a level 2 measurement in the fair value hierarchy.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

15.	Supplemental cash flow information:

	Nine months ended
	January 31, 2013	January 31, 2014
Cash interest paid	$60,924	$82,135
Cash taxes paid	24,137	22,458
Assets acquired through capital leases	27,613	56,963
Change in cash resulting from changes in operating assets and liabilities:

	Nine months ended
	January 31, 2013	January 31, 2014
Receivables, net of allowance	$(15,581)	$41,060
Income taxes	(3,147)	(1,839)
Inventories	(9,226)	(14,654)
Prepaid expenses	(2,813)	(6,540)
Payables and accruals	(10,905)	(11,980)
Deferred revenue	(4,852)	24,778
Other assets and liabilities	218	(848)
	$(46,306)	$29,977

16.	Guarantees:
We have provided limited guarantees to third parties under some of our operating leases relating to a portion of the residual aircraft values at the termination of the leases, which have terms expiring between fiscal 2014 and 2024. Our exposure under the asset value guarantees including guarantees in the form of funded and unfunded residual value guarantees, rebateable advance rentals and deferred payments is approximately $232.3 million and $237.4 million as at April 30, 2013 and January 31, 2014, respectively.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

17.	Related party transactions:

(a)	Related party leasing transactions and balances:
During the nine months ended January 31, 2014 we engaged in leasing transactions with VIEs related to our majority shareholder (note 2).

(b)	Balances with our majority shareholder:
At April 30, 2013, $2.0 million in payables and accruals is due to and $0.1 million in receivables is due from our majority shareholder. At January 31, 2014, $2.0 million in payables and accruals is due to our majority shareholder.

(c)	Repayment of related party loans:

On June 24, 2013, the Company repaid $25.1 million of related party loans to companies under common control with our majority shareholder.

On July 16, 2013, we borrowed $25.0 million from companies under common control with our majority shareholder. On July 19, 2013, the loan was repaid. The loan bore interest at 4.5% per annum.

18.    Commitments:
We have aircraft operating leases with 18 lessors for 166 aircraft and 19 lessors for 165 aircraft included in our fleet at April 30, 2013 and January 31, 2014, respectively. As at January 31, 2014, these leases had expiry dates ranging from fiscal 2014 to 2026. We have the option to purchase the majority of the aircraft for agreed amounts that do not constitute bargain purchase options, but have no commitment to do so. With respect to such leased aircraft, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at our expense. We either perform this work internally through our own repair and overhaul facilities or have the work performed by an external repair and overhaul service provider.
At January 31, 2014, we have commitments with respect to operating leases for aircraft, buildings, land and equipment. The minimum lease rentals required under operating leases are payable in the following amounts over the following years ended January 31:

	Aircraft operating leases	Building, land and equipment operating leases	Total operating leases
2014	$256,461	$13,543	$270,004
2015	250,488	10,620	261,108
2016	226,336	9,156	235,492
2017	211,293	6,749	218,042
2018	197,625	5,471	203,096
and thereafter	383,881	54,351	438,232
	$1,526,084	$99,890	$1,625,974
As at January 31, 2014, we have committed to purchase 33 new aircraft and the total required additional expenditure for these aircraft is approximately $878.1 million. These aircraft are expected to be delivered in fiscal 2014 to 2017 and will be deployed in our Helicopter Services segment. We intend to enter into leases for these aircraft or purchase them outright upon delivery from the manufacturer. Additionally, we have committed to purchase $66.5 million of helicopter parts by October 31, 2015 and $100.0 million of heavy helicopters from Airbus Helicopters prior to December 31, 2016.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

18.    Commitments (continued):
The terms of certain of the helicopter lease agreements impose operating and financial limitations on us. Such agreements limit the extent to which we may, among other things, incur indebtedness and fixed charges relative to our level of consolidated adjusted earnings before interest, taxes, depreciation and amortization.
Generally, in the event of a covenant breach, a lessor has the option to terminate the lease and require the return of the aircraft, with the repayment of any arrears of lease payments plus the present value of all future lease payments and certain other amounts which could be material to our financial position. The aircraft would then be sold and the surplus, if any, returned to us. Alternatively we could exercise our option to purchase the aircraft. As at January 31, 2014 we were in compliance with all financial covenants.

19.	Contingencies:
One or more of our subsidiaries are, from time to time, named as defendants in lawsuits arising in the ordinary course of our business. Such disputes may involve, for example, breach of contract, employment, wrongful termination and tort claims. We maintain adequate insurance coverage to respond to most claims. We cannot predict the outcome of any such lawsuits with certainty, but our management team does not expect the outcome of pending or threatened legal matters to have a material adverse impact on our financial condition.
In addition, from time to time, the Company or its subsidiaries are involved in tax and other disputes with various government agencies. The following summarizes certain of these pending disputes:
In 2006, we voluntarily disclosed to OFAC that several of our subsidiaries formerly operating as Schreiner Airways may have violated applicable US laws and regulations by re-exporting to Iran, Sudan, and Libya certain helicopters, related parts, map data, operation and maintenance manuals, and aircraft parts for third-party customers. OFAC’s investigation is ongoing and we continue to fully cooperate. Should the US government determine that these activities violated applicable laws and regulations, we or our subsidiaries may be subject to civil or criminal penalties, including fines and/or suspension of the privilege to engage in trading activities involving goods, software and technology subject to the US jurisdiction. At January 31, 2014, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.
Brazilian customs authorities seized one of our helicopters (customs value of $10.0 million) as a result of allegations that we violated Brazilian customs law by failing to ensure our customs agent and the customs agent’s third party shipping company followed approved routing of the helicopter during transport. We secured release of the helicopter and are disputing through court action any claim for penalties associated with the seizure and the alleged violation. We have preserved our rights by filing a civil action against our customs agent for any losses that may result. At January 31, 2014, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.
In the United Kingdom, the Ministry for Transport is investigating potential wrongdoing involving two ex-employees in conjunction with the SAR-H bid award processes. This arose from our self-reporting potential improprieties by these individuals upon their discovery in 2010. The SAR-H bid process was subsequently canceled. We will continue to cooperate in all aspects of the investigation. At January 31, 2014, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

20.	Segment information:
We operate under the following segments:

•	Helicopter Services;

•	Heli-One;

•	Corporate and other.
We have provided information on segment revenues and Adjusted EBITDAR because these are the financial measures used by the Company’s chief operating decision maker (“CODM”) in making operating decisions and assessing performance. Transactions between operating segments are at standard industry rates.
The Helicopter Services segment includes flying operations around the world serving offshore oil and gas, EMS/SAR and other industries and the management of the fleet.
Heli-One, the maintenance, repair and overhaul segment, includes facilities in Norway, Canada, Australia, Poland, and the US that provide helicopter repair and overhaul services for our fleet and for an external customer base in Europe, Asia and North America.
Corporate and other includes corporate office costs in various jurisdictions and is not considered a reportable segment.
The accounting policies of the segments and the basis of accounting for transactions between segments are the same as those described in the summary of significant accounting policies.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

20.    Segment information (continued):

Three months ended January 31, 2013
	Helicopter Services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$412,370	$29,469	$—	$—	$441,839
Add: Inter-segment revenues	1,540	70,438	—	(71,978)	—
Total revenue	413,910	99,907	—	(71,978)	441,839
Direct costs (i)	(293,346)	(81,510)	—	71,374	(303,482)
Earnings from equity accounted investees	850	—	—	—	850
General and administration costs	—	—	(18,729)	—	(18,729)
Adjusted EBITDAR (ii)	121,414	18,397	(18,729)	(604)	120,478
Aircraft lease and associated costs	(52,163)	—	—	—	(52,163)
Depreciation					(28,701)
Restructuring costs					(4,890)
Asset impairments (iii)					(7,813)
Loss on disposal of assets					(4,402)
Operating income					22,509
Interest on long-term debt					(33,991)
Foreign exchange gain					3,731
Other financing charges					(10,852)
Income tax expense					(44,303)
Loss from continuing operations					(62,906)
Earnings from discontinued operations, net of tax					212
Net loss					$(62,694)

(i)	Direct costs in the segment information presented excludes aircraft lease and associated costs. In the consolidated statement of operations these costs are combined.

(ii)
Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization and aircraft lease and associated costs or total revenue plus earnings from equity accounted investees less direct costs excluding aircraft lease and associated costs and general and administration expenses.

(iii)	Asset impairments relate to the Helicopter Services segment.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

20.    Segment information (continued):

Nine months ended January 31, 2013
	Helicopter Services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$1,208,191	$96,503	$—	$—	$1,304,694
Add: Inter-segment revenues	3,677	217,421	—	(221,098)	—
Total revenue	1,211,868	313,924	—	(221,098)	1,304,694
Direct costs (i)	(870,452)	(252,613)	—	219,326	(903,739)
Earnings from equity accounted investees	2,687	—	—	—	2,687
General and administration costs	—	—	(56,299)	—	(56,299)
Adjusted EBITDAR (ii)	344,103	61,311	(56,299)	(1,772)	347,343
Aircraft lease and associated costs	(149,390)	—	—	—	(149,390)
Depreciation					(84,646)
Restructuring costs					(8,617)
Asset impairments (iii)					(24,218)
Loss on disposal of assets					(9,019)
Operating income					71,453
Interest on long-term debt					(93,949)
Foreign exchange gain					6,982
Other financing charges					(22,435)
Income tax expense					(50,606)
Loss from continuing operations					(88,555)
Earnings from discontinued operations, net of tax					1,024
Net loss					$(87,531)

(i)	Direct costs in the segment information presented excludes aircraft lease and associated costs. In the consolidated statement of operations these costs are combined.

(ii)
Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization and aircraft lease and associated costs or total revenue plus earnings from equity accounted investees less direct costs excluding aircraft lease and associated costs and general and administration expenses.

(iii)	Asset impairments totaling $24.1 million relate to the Helicopter Services segment and $0.1 million relates to the
Corporate and other segment.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

20.    Segment information (continued):

Three months ended January 31, 2014
	Helicopter services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$417,196	$36,698	$—	$—	$453,894
Add: Inter-segment revenues	2,118	69,258	—	(71,376)	—
Total revenue	419,314	105,956	—	(71,376)	453,894
Direct costs (i)	(303,677)	(89,497)	—	71,377	(321,797)
Earnings from equity accounted investees	2,072	—	—	—	2,072
General and administration costs	—	—	(39,182)	—	(39,182)
Adjusted EBITDAR (ii)	117,709	16,459	(39,182)	1	94,987
Aircraft lease and associated costs	(56,216)	—	—	—	(56,216)
Depreciation					(35,407)
Asset impairments					58
Gain on disposal of assets					2,478
Operating income					5,900
Interest on long-term debt					(39,782)
Foreign exchange loss					(11,573)
Other financing charges					(5,730)
Income tax expense					(6,689)
Net loss					$(57,874)
Segment assets	$1,906,172	$428,551	$832,500	$—	$3,167,223
Segment assets - held for sale	32,637	—	—	—	32,637
Total assets	$1,938,809	$428,551	$832,500	$—	$3,199,860

(i)	Direct costs in the segment information presented excludes aircraft lease and associated costs. In the consolidated statement of operations these costs are combined.

(ii)
Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization and aircraft lease and associated costs or total revenue plus earnings from equity accounted investees less direct costs excluding aircraft lease and associated costs and general and administration expenses.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

20.	Segment information (continued):

Nine months ended January 31, 2014
	Helicopter Services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$1,212,561	$99,636	$—	$—	$1,312,197
Add: Inter-segment revenues	3,896	207,725	—	(211,621)	—
Total revenue	1,216,457	307,361	—	(211,621)	1,312,197
Direct costs (i)	(863,171)	(273,315)	—	210,234	(926,252)
Earnings from equity accounted investees	5,990	—	—	—	5,990
General and administration costs	—	—	(77,839)	—	(77,839)
Adjusted EBITDAR (ii)	359,276	34,046	(77,839)	(1,387)	314,096
Aircraft lease and associated costs	(166,661)	—	—	—	(166,661)
Depreciation					(106,158)
Asset impairments (iii)					(22,956)
Loss on disposal of assets					(1,943)
Operating income					16,378
Interest on long-term debt					(117,636)
Foreign exchange loss					(24,476)
Other financing charges					(1,615)
Income tax expense					(17,489)
Net loss					$(144,838)

(i)	Direct costs in the segment information presented excludes aircraft lease and associated costs. In the consolidated statement of operations these costs are combined.

(ii)
Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization and aircraft lease and associated costs or total revenue plus earnings from equity accounted investees less direct costs excluding aircraft lease and associated costs and general and administration expenses.

(iii)	Asset impairments totaling $21.9 million relate to the Helicopter Services segment and $1.1 million relates to the Corporate and other segment.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

21.    Stock-based Compensation:
(a)    2013 Omnibus Incentive Plan (“2013 Incentive Plan”):
On December 16, 2013, our Board of Directors adopted the CHC Group Ltd. 2013 Omnibus Incentive Plan, an equity compensation plan that permits us to grant non-qualified stock options, incentive stock options, share appreciation rights, restricted shares, restricted share units, other share based awards and performance compensation awards to certain eligible directors, officers, employees, consultants or advisors of the Company and its affiliates. A maximum of 7.5 million of the outstanding ordinary shares of the Company may be granted under the 2013 Incentive Plan.
New awards
On January 16, 2014, certain members of the executive team, eligible vice presidents, senior officers and director level employees were granted stock options, time-based restricted stock units ("RSUs") and performance based restricted stock units ("PB RSUs").
The stock options vest and are exercisable in three equal annual installments of 33.3% beginning one year from the date of grant. All of the stock options will vest immediately on a change of control and are then cancelled, in exchange for an amount equal to the excess of the value of the consideration to be paid to ordinary shareholders over the option exercise price if the stock options are not assumed, continued or substituted by the new entity.
The RSUs vest in three equal annual installments of 33.3% beginning one year from the date of grant. The eligible employee receives ordinary shares of the Company equal to the number of RSUs vested. All of the RSUs will vest immediately on a change of control and are then cancelled, in exchange for an amount equal to the value of the consideration to be paid to ordinary shareholders if the RSUs are not assumed, continued or substituted by the new entity. The holders of RSUs are entitled to receive cash dividend equivalents, which would be reinvested in restricted share units, based on the cash dividends paid on the ordinary shares during the period the RSUs are outstanding.
The PB RSUs cliff vest on the third anniversary of the date of grant. The number of shares which will be received is based on the change in the Company’s stock price relative to the change in the stock prices of the companies in the S&P Energy Index over the three year period from the date of grant. The number of shares to be received will range from 0% to 200% of the PB RSUs granted. All of the PB RSUs will convert into RSUs on a change of control if the PB RSUs are not assumed, continued or substituted by the new entity.  If the change of control occurs within 18 months of January 16, 2014 the number of RSUs that will vest on the third anniversary of grant will be equal to the number of PB RSUs granted.  If the change of control occurs after 18 months from January 16, 2014 the number of shares received on the third anniversary of grant will be equal to the number of PB RSUs that would otherwise have been received based on the actual performance between the date of grant and the date of the change of control.  The holders of PB RSUs are entitled to receive cash dividend equivalents, which would be reinvested in RSUs, based on the cash dividends paid on the ordinary shares during the period the PB RSUs are outstanding.
The following table summarizes the stock options, RSUs and PB RSUs granted under the 2013 Incentive Plan. There were no forfeitures or exercises for the nine months ended January 31, 2014.

	January 31, 2014
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value

Stock options	2,733,450	$10.00	10 years	$4.13
RSUs	1,076,847	—	3 years	10.00
PB RSUs	436,617	—	3 years	12.60

Exercisable, end of period	—

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

21.    Stock-based Compensation:
(a)    2013 Omnibus Incentive Plan (“2013 Incentive Plan”) (continued):
Exchanged awards
In connection with the IPO, members of the 2011 Management Equity Plan (“2011 Plan”) (see (b) below) exchanged their performance options under the 2011 Plan for either share price performance options or share price performance shares under the 2013 Incentive Plan and their time and performance options under the 2011 plan for either service vesting stock options or service vesting shares under the 2013 Incentive Plan.
The share price performance options and share price performance shares vest and are exercisable in up to four tranches based on the satisfaction of specified market conditions. The first third of the options and/or shares will vest on the achievement of a price of our ordinary shares at least $40.00, based on a 20 day trading average. The second third of the options and/or shares will vest on the achievement of a price of our ordinary shares of at least $53.60, based on a 20 day trading average. One sixth of the options and/or shares will vest on the achievement of a price of our ordinary shares of at least $60.00, based on a 20 day trading average. The remaining one sixth of the options and/or shares will vest on the achievement of a price of our ordinary shares of at least $67.20, based on a 20 day trading average. Once vested the ordinary shares will be subject to transfer restrictions and can only be sold on a pro-rata basis when the parent company sells ordinary shares of the Company.
The service vesting stock options and service vesting shares vest and are exercisable in three equal annual installments of 33.3% beginning six months after the date of grant. The service vesting stock options are granted at an exercise price that is not to be less than 100% of the fair value of an ordinary share on the date of grant.
The following table summarizes the 2013 Incentive Plan service vesting stock options, share price performance options, service vesting shares and share price performance shares received in exchange for performance options and time and performance options under the 2011 Plan. There were no additional grants, forfeitures or exercises for the nine months ended January 31, 2014.

	January 31, 2014
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value

Service vesting stock options	46,403	$0.0001	10 years	$10.00
Share price performance options	193,891	10.00	10 years	3.86
Service vesting shares	252,976	—	2.5 years	10.00
Share price performance shares	669,228	—	10 years	4.53

Exercisable, end of period	—
The fair value of the stock options, service vesting stock options, the share price performance options and the share price performance shares were estimated using a Binomial model. The options and/or shares will vest on the achievement of specified share prices of our ordinary shares. For accounting purposes this is considered to be a market condition and this was reflected in the grant date fair value of the award.
The key factors that will create value in these awards include the expected term, risk-free interest rate and volatility, which has been estimated using historical volatility of the peer companies’ in the S&P 500 Energy Index and two additional peer companies’ stock prices.

Expected term	5.75 years - 10 years
Risk-free interest rate	1.90% - 2.85%
Expected dividends	nil
Volatility	40%

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

21.    Stock-based Compensation (continued):
(a)    2013 Omnibus Incentive Plan (“2013 Incentive Plan”) (continued):
The fair value of the PB RSUs was estimated using a Monte-Carlo simulation model. The number of shares to be received will range from 0% to 200% of the PB RSUs granted based on the change in the Company's stock price relative to the change in the stock prices of the companies in the S&P Energy Index over the three year period from the date of grant. For accounting purposes this is considered to be a market condition and this was reflected in the grant date fair value of the award.
The key factors that will create value in these awards include the correlations between the price of our ordinary shares and the three year daily historical stock prices of the respective companies in the S&P 500 Energy Index, the risk-free interest rate and the expected volatility.

Correlation co-efficient	0.61
Risk-free interest rate	0.80%
Expected dividends	nil
Expected life	3 years
Volatility	40%
(b)    2011 Management Equity Plan (“2011 Plan”):
On December 30, 2011, 6922767 Holding (Cayman) Inc., our parent (“the Parent”), adopted an equity compensation plan that permitted it to grant time and performance options, performance options and/or restricted share units to certain eligible employees, directors or consultants of the Parent and its affiliates.
The time and performance options vest in four equal annual installments of 25% beginning one year from the date of grant. All of the unvested time and performance options will vest immediately in the event the Ordinary A shareholders receive distributions equal to their initial investment or on a change of control. The time and performance options cannot be exercised until the occurrence of either, (1) an initial public offering or subsequent public offering of our equity or (2) the merger, consolidation, sale of interests or sale of assets of us (collectively an “Exit Event”) which results in an exit value being equal to or in excess of the initial investment by the Ordinary A shareholders in the Parent.
The term of stock options issued under the 2011 Plan may not exceed the earlier of an Exit Event or ten years from the date of grant. Under the 2011 Plan, the time and performance options and the performance options are granted at an exercise price that is not to be less than 100% of the fair value of an Ordinary B share of 6922767 Holding (Cayman) Inc. on the date of grant.
The performance options vest and are exercisable in up to three equal tranches based on the satisfaction of specified performance conditions. The first third of the options will vest on the occurrence of an Exit Event which results in an exit value being equal to or in excess of the initial investment by the Ordinary A shareholders. The second third of the options will vest on the occurrence of an Exit Event which results in an exit value being equal to or in excess of two times the initial investment by the Ordinary A shareholders. The remaining options will vest on the occurrence of an Exit Event which results in an exit value being equal to or in excess of two and a half times the initial investment by the Ordinary A shareholders.
For accounting purposes, time and performance options and performance options are considered to have a market condition (based on the exit value) and a performance condition (based on an Exit Event). The effect of the market condition was reflected in the grant date fair value of the award.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

21.    Stock-based Compensation (continued):
(b)    2011 Management Equity Plan (“2011 Plan”):
Restricted Share Units (“RSUs”) vest on the date of grant as they are fully paid up on the grant date. The eligible employee receives Ordinary B shares of the Parent equal to the number of RSUs in exchange for the RSUs on the earlier to occur of (1) the fifth anniversary of the date of grant and (2) the date of a change of control. The holders of RSUs are entitled to receive cash dividend equivalents based on the cash dividends paid on the Ordinary B shares during the period the RSUs are outstanding.
On January 16, 2014, certain employees exchanged 183,219 time and performance options and 390,473 performance options under the 2011 Plan for 46,403 service vesting options and 193,891 share price performance options under the 2013 Incentive Plan. On January 16, 2014, certain employees exchanged 725,905 time and performance options and 1,325,757 performance options under the 2011 Plan for 252,976 service vesting shares and 669,228 share price performance shares under the 2013 Incentive Plan.
The exchange of the time and performance options changed the exercise price from $26.06 to $0.0001 for service vesting stock options and to $nil for the shares which resulted in an incremental compensation cost of $2.0 million. The unrecognized compensation expense of $2.0 million will be recognized over 2 and a half years. The exchange of the performance options changed the exercise price from $26.06 to $10.00 for share price performance stock options and to $nil for the shares which resulted in an incremental cost of $0.5 million. The unrecognized compensation expense of $0.5 million will be recognized over ten years.

The following table summarizes the time and performance stock option activity under the 2011 Plan:

	April 30, 2013			January 31, 2014
	Number of options (1)	Weighted average exercise price (1)	Weighted remaining contractual life	Number of options (1)	Weighted average exercise price (1)	Weighted remaining contractual life

Outstanding, beginning of year	1,045,524	$26.06		1,029,863	$26.06
Granted	102,600	26.06		—	—
Forfeited	(118,261)	26.06		(93,982)	26.06
Exchanged options	—	—		(909,124)	26.06

Outstanding, end of period	1,029,863	$26.06	8.7 years	26,757	$26.06	7.9 years

Exercisable, end of period	—			—

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

21.    Stock-based Compensation (continued):
(b)    2011 Management Equity Plan (“2011 Plan”) (continued):
The following table summarizes the performance stock option activity under the 2011 Plan:

	April 30, 2013			January 31, 2014
	Number of options (1)	Weighted average exercise price (1)	Weighted remaining contractual life	Number of options (1)	Weighted average exercise price (1)	Weighted remaining contractual life

Outstanding, beginning of year	1,860,943	$26.06		1,911,605	$26.06
Granted	225,472	26.06		—	—
Forfeited	(174,810)	26.06		(195,375)	26.06
Exchanged options	—	—		(1,716,230)	26.06

Outstanding, end of period	1,911,605	$26.06	8.7 years	—	$—	—

Exercisable, end of period	—			—
(1) Adjusted retrospectively for the capital stock restructuring (note 11)
The fair value of the time and performance options and performance options on the date of exchange was estimated using a Monte-Carlo simulation model. The key factors that created value in these awards at the exchange date include the year of an Exit Event, the probability that an Exit Event will occur in a particular year, the risk-free interest rate and the ultimate exit value of the Company, which was estimated using historical volatility of the peer companies’ in the S&P 500 Energy Index and two additional peer companies’ stock price.

Year of Exit Event	2014 - 2018
Probability of Exit Event	0% to 30%
Risk-free interest rate	1.23%
Expected dividends	nil
Volatility	40%
The weighted average fair value of the time and performance stock options on the date of the exchange is $0.26 per share. No compensation expense was recognized in relation to the time and performance options during the nine months ended January 31, 2013 as the performance criteria was not met and it was not probable that the criteria would be met in the future. $5.3 million of compensation expense has been recognized in relation to the time and performance options during the nine months ended January 31, 2014 as on the completion of the IPO the performance criteria related to the Exit Event was achieved. As of January 31, 2014, $2.1 million remains to be recognized for the unvested options over the remaining two of the four-year vesting period as the options would have vested under the terms of the original options.
The weighted average fair value of the performance options on the date of the exchange is $0.13 per share. No compensation expense was recognized in relation to the performance options during the nine months ended January 31, 2013 as the performance criteria was not met and it was not probable that the criteria would be met in the future. $13.9 million of compensation expense has been recognized in relation to the performance options during the nine months ended January 31, 2014 as on the completion of the IPO the performance criteria related to the Exit Event was achieved.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

21.    Stock-based Compensation (continued):
(c)    Share Incentive Plan (“2008 Plan”):
On September 16, 2008 we introduced a Share Incentive Plan (“the 2008 Plan”) under which options and Special Share Awards can be granted to our eligible employees.
Under the 2008 Plan, options may be granted to employees to purchase Ordinary B shares of the Parent. Each option provides the right to purchase one Ordinary B share. Each option expires at the earlier of the tenth anniversary of the effective date of such options or the occurrence of a Exit Event as defined in the Plan.
On December 30, 2011, certain employees exchanged 94,609 unvested options and 47,304 of the options that vested on September 16, 2011 under the 2008 Plan for the same number of time and performance options under the 2011 Plan. The same employees exchanged 170,000 Special A shares for the same number of performance options under the 2011 Plan.
The exchange of the options changed the exercise price from $40.00 to $26.06, which resulted in an incremental cost of $0.4 million. $0.3 million of compensation expense has been recognized in relation to the incremental cost during the quarter ended January 31, 2014 as the performance criteria related to Exit Event was met. As of January 31, 2014, $0.4 million remained to be recognized for the unvested 2008 options. The unrecognized compensation expense of $0.4 million will be recognized over the remaining two of the four-year vesting period as the options would have vested under the terms of the original options.
The following table summarizes the stock option activity under the 2008 Plan:

	April 30, 2013			January 31, 2014
	Number of options (1)	Weighted average exercise price (1)	Weighted remaining contractual life	Number of options (1)	Weighted average exercise price (1)	Weighted remaining contractual life

Outstanding, beginning of year	559,305	$40.00		531,479	$40.00
Granted	—	—		—	—
Forfeited	(27,826)	40.00		—	—
Exchanged options	—	—		—	—

Outstanding, end of period	531,479	$40.00	5.4 years	531,479	$40.00	4.6 years

Exercisable, end of period	502,261			531,479
(1) Adjusted retrospectively for the capital stock restructuring (note 11)
There were no Special A shares granted during each of the nine months ended January 31, 2013 and 2014. There were 1,000 Special A shares and 70,000 Special A shares forfeited during the nine months ended January 31, 2013 and 2014. There were no Special A shares exchanged during the nine months ended January 31, 2013 and 2014. At January 31, 2013 and 2014, there were 393,000 and 323,000 Special A shares outstanding, respectively.
No compensation expense was recognized in relation to the Special A shares during the nine months ended January 31, 2013 as the two performance criteria were not met and it was not probable that the performance criteria would be met. $2.5 million of compensation expense has been recognized in relation to the Special A shares during the nine months ended January 31, 2014 as the performance criteria related to the Exit Event was met.
During the nine months ended January 31, 2013 and 2014, we recorded stock compensation expense of $0.3 million, and $23.1 million, respectively, in the statement of operations.
As at January 31, 2014, $27.1 million remains to be recognized for the stock options, RSUs and PB RSUs.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

22.     Subsequent events
On February 7, 2014, one of our subsidiaries redeemed $130.0 million of the senior secured notes at a redemption price of 103% of the principal plus paid accrued and unpaid interest of $3.7 million. A loss on extinguishment of $7.7 million was incurred.
On February 20, 2014, the underwriters in our recent IPO exercised an option to purchase 3,000,000 ordinary shares at $10.00 per share. An underwriting discount of $1.6 million was paid.

23.     Supplemental condensed consolidated financial information:
The Company and certain of its direct and indirect wholly-owned subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guaranteed on a joint and several basis certain outstanding indebtedness of CHC Helicopter S.A., one of our subsidiaries. The following consolidating schedules present financial information as of January 31, 2014 and for the three and nine months ended January 31, 2013 and 2014, based on the guarantor structure that was in place at January 31, 2014.
The Sub-Parent column includes the financial position, results of operations and cash flows of several indirect parent entities of CHC Helicopter S.A. who have not provided guarantees of its debt. The investment in subsidiaries held by these entities is accounted for using the equity method.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

Balance Sheets as at April 30, 2013 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$87	$3,478	$136,835	$(13,121)	$(3,478)	$123,801
Receivables, net of allowance for doubtful accounts	—	61	113	147,138	170,744	(754)	317,302
Current intercompany receivables	—	—	439,585	505,725	241,723	(1,187,033)	—
Income taxes receivable	—	—	—	362	25,509	—	25,871
Deferred income tax assets	—	—	—	(8)	57	—	49
Inventories	—	—	—	100,263	5,531	—	105,794
Prepaid expenses	—	—	49	10,313	11,906	(49)	22,219
Other assets	—	—	5,593	46,715	93,038	(89,263)	56,083
	—	148	448,818	947,343	535,387	(1,280,577)	651,119
Property and equipment, net	—	—	—	993,911	81,724	(381)	1,075,254
Investments	543,511	538,704	393,062	411,624	18,116	(1,878,121)	26,896
Intangible assets	—	—	—	194,360	3,450	—	197,810
Goodwill	—	—	—	334,129	96,333	—	430,462
Restricted cash	—	—	—	8,172	21,467	—	29,639
Other assets	—	977	29,449	377,211	61,596	(29,444)	439,789
Long-term intercompany receivables	—	29,854	859,564	43,324	449,718	(1,382,460)	—
Deferred income tax assets	—	—	—	10,104	648	—	10,752
Assets held for sale	—	—	—	32,047	—	—	32,047
	$543,511	$569,683	$1,730,893	$3,352,225	$1,268,439	$(4,570,983)	$2,893,768
Liabilities and Shareholders' Equity
Current Liabilities
Payables and accruals	$13	$1,085	$6,516	$280,998	$138,188	$(6,394)	$420,406
Deferred revenue	—	—	—	18,901	8,751	—	27,652
Income taxes payable	—	87	457	37,416	10,571	(458)	48,073
Current intercompany payables	—	—	35,729	281,132	466,300	(783,161)	—
Deferred income tax liabilities	—	—	—	537	81	—	618
Current facility secured by accounts receivable	—	—	—	—	53,512	—	53,512
Other liabilities	—	25,000	83,596	100,129	6,332	(167,266)	47,791
Current portion of long-term debt obligations	—	—	—	2,138	—	—	2,138
	13	26,172	126,298	721,251	683,735	(957,279)	600,190
Long-term debt obligations	—	—	1,337,303	1,475,087	—	(1,337,303)	1,475,087
Long-term intercompany payables	29,817	—	—	436,282	56,789	(522,888)	—
Deferred revenue	—	—	—	25,910	30,080	—	55,990
Other liabilities	—	—	—	145,566	100,889	—	246,455
Deferred income tax liabilities	—	—	—	9,287	1,340	—	10,627
Total liabilities	29,830	26,172	1,463,601	2,813,383	872,833	(2,817,470)	2,388,349
Redeemable non-controlling interests	—	—	—	—	(8,262)	—	(8,262)
Shareholders' equity	513,681	543,511	267,292	538,842	403,868	(1,753,513)	513,681
	$543,511	$569,683	$1,730,893	$3,352,225	$1,268,439	$(4,570,983)	$2,893,768

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

Balance Sheets as at January 31, 2014 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$10	$92	$211,275	$530,593	$(113,550)	$(211,275)	$417,145
Receivables, net of allowance for doubtful accounts	—	244	113	117,733	151,794	(2,423)	267,461
Current intercompany receivables	—	—	548,136	482,609	341,350	(1,372,095)	—
Income taxes receivable	—	—	—	158	24,845	—	25,003
Deferred income tax assets	—	—	—	20	59	—	79
Inventories	—	—	—	116,137	8,427	—	124,564
Prepaid expenses	—	—	65	12,451	16,051	(65)	28,502
Other assets	—	—	8,039	36,087	196,554	(191,109)	49,571
	10	336	767,628	1,295,788	625,530	(1,776,967)	912,325
Property and equipment, net	—	—	—	941,135	98,458	(381)	1,039,212
Investments	628,176	599,310	388,335	571,319	20,855	(2,177,178)	30,817
Intangible assets	—	—	—	176,354	3,392	—	179,746
Goodwill	—	—	—	327,930	96,572	—	424,502
Restricted cash	—	—	—	8,016	14,673	—	22,689
Other assets	—	—	34,228	465,240	81,910	(34,228)	547,150
Long-term intercompany receivables	35,000	29,817	1,026,909	71,020	453,927	(1,616,673)	—
Deferred income tax assets	—	—	—	635	10,147	—	10,782
Assets held for sale	—	—	—	32,637	—	—	32,637
	$663,186	$629,463	$2,217,100	$3,890,074	$1,405,464	$(5,605,427)	$3,199,860
Liabilities and Shareholders' Equity
Current Liabilities
Payables and accruals	$2,924	$90	$42,113	$256,525	$116,102	$(42,106)	$375,648
Deferred revenue	—	—	—	21,547	10,308	—	31,855
Income taxes payable	—	64	410	40,564	4,999	(410)	45,627
Current intercompany payables	3,296	1,133	45,042	357,347	463,716	(870,534)	—
Deferred income tax liabilities	—	—	—	441	81	—	522
Current facility secured by accounts receivable	—	—	—	—	46,876	—	46,876
Other liabilities	—	—	218,070	245,155	2,215	(436,140)	29,300
Current portion of long-term debt obligations	—	—	128,821	132,792	—	(128,821)	132,792
	6,220	1,287	434,456	1,054,371	644,297	(1,478,011)	662,620
Long-term debt obligations	—	—	1,459,393	1,545,761	—	(1,459,393)	1,545,761
Long-term intercompany payables	29,817	—	—	453,923	71,026	(554,766)	—
Deferred revenue	—	—	—	35,563	44,272	—	79,835
Other liabilities	—	—	—	193,943	85,996	—	279,939
Deferred income tax liabilities	—	—	—	7,070	3,098	—	10,168
Total liabilities	36,037	1,287	1,893,849	3,290,631	848,689	(3,492,170)	2,578,323
Redeemable non-controlling interests	—	—	—	—	(5,612)	—	(5,612)
Shareholders' equity	627,149	628,176	323,251	599,443	562,387	(2,113,257)	627,149
	$663,186	$629,463	$2,217,100	$3,890,074	$1,405,464	$(5,605,427)	$3,199,860

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

Statements of Operations for the three months ended January 31, 2013 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$289,951	$278,974	$(127,086)	$441,839
Operating expenses:
Direct costs	—	—	(19)	(214,539)	(268,197)	127,110	(355,645)
Earnings from equity accounted investees	(58,421)	(58,250)	10,285	68,852	415	37,969	850
General and administration costs	—	(59)	(1,452)	(13,420)	(5,282)	1,484	(18,729)
Depreciation	—	—	—	(26,001)	(2,700)	—	(28,701)
Restructuring costs	—	—	(16)	(1,153)	(3,737)	16	(4,890)
Asset impairments	—	—	—	(7,813)	—	—	(7,813)
Gain (loss) on disposal of assets	—	—	—	(4,462)	60	—	(4,402)
	(58,421)	(58,309)	8,798	(198,536)	(279,441)	166,579	(419,330)
Operating income (loss)	(58,421)	(58,309)	8,798	91,415	(467)	39,493	22,509
Financing income (charges)	—	(112)	(66,641)	(125,934)	85,137	66,438	(41,112)
Income (loss) from continuing operations before income tax	(58,421)	(58,421)	(57,843)	(34,519)	84,670	105,931	(18,603)
Income tax expense	—	—	(864)	(23,943)	(20,360)	864	(44,303)
Income (loss) from continuing operations	(58,421)	(58,421)	(58,707)	(58,462)	64,310	106,795	(62,906)
Earnings from discontinued operations, net of tax	—	—	—	212	—	—	212
Net earnings (loss)	(58,421)	(58,421)	(58,707)	(58,250)	64,310	106,795	(62,694)
Net earnings (loss) attributable to:
Controlling interest	(58,421)	(58,421)	(58,707)	(58,250)	68,583	106,795	(58,421)
Non-controlling interests	—	—	—	—	(4,273)	—	(4,273)
Net earnings (loss)	$(58,421)	$(58,421)	$(58,707)	$(58,250)	$64,310	$106,795	$(62,694)
Comprehensive income (loss)	$(35,437)	$(35,437)	$(34,840)	$(35,266)	$56,667	$42,636	$(41,677)

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

Statements of Operations for the nine months ended January 31, 2013 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$839,587	$847,267	$(382,160)	$1,304,694
Operating expenses:
Direct costs	—	—	(62)	(619,746)	(815,543)	382,222	(1,053,129)
Earnings from equity accounted investees	(84,606)	(84,356)	7,433	91,112	1,586	71,518	2,687
General and administration costs	—	(190)	(4,268)	(43,891)	(12,268)	4,318	(56,299)
Depreciation	—	—	—	(76,552)	(8,094)	—	(84,646)
Restructuring costs	—	—	(16)	(2,783)	(5,834)	16	(8,617)
Asset impairments	—	(58)	—	(24,160)	—	—	(24,218)
Gain (loss) on disposal of assets	—	—	—	(9,107)	88	—	(9,019)
	(84,606)	(84,604)	3,087	(685,127)	(840,065)	458,074	(1,233,241)
Operating income (loss)	(84,606)	(84,604)	3,087	154,460	7,202	75,914	71,453
Financing income (charges)	—	(2)	(84,307)	(204,334)	95,137	84,104	(109,402)
Income (loss) from continuing operations before income tax	(84,606)	(84,606)	(81,220)	(49,874)	102,339	160,018	(37,949)
Income tax expense	—	—	(2,848)	(35,506)	(15,100)	2,848	(50,606)
Income (loss) from continuing operations	(84,606)	(84,606)	(84,068)	(85,380)	87,239	162,866	(88,555)
Earnings from discontinued operations, net of tax	—	—	—	1,024	—	—	1,024
Net earnings (loss)	(84,606)	(84,606)	(84,068)	(84,356)	87,239	162,866	(87,531)
Net earnings (loss) attributable to:							—
Controlling interest	(84,606)	(84,606)	(84,068)	(84,356)	90,164	162,866	(84,606)
Non-controlling interests	—	—	—	—	(2,925)	—	(2,925)
Net earnings (loss)	$(84,606)	$(84,606)	$(84,068)	$(84,356)	$87,239	$162,866	$(87,531)
Comprehensive income (loss)	$(71,627)	$(71,627)	$(69,689)	$(71,377)	$75,057	$134,210	$(75,053)

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

Cash Flows for the nine months ended January 31, 2013 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$—	$(5)	$(128,195)	$25,640	$(51,923)	$128,195	$(26,288)
Financing activities:
Increase in deferred financing costs	—	—	(3,793)	(3,793)	—	3,793	(3,793)
Sold interest in accounts receivable, net of collections	—	—	—	—	(6,021)	—	(6,021)
Proceeds from senior secured notes	—	—	202,000	202,000	—	(202,000)	202,000
Long term debt proceeds	—	—	752,144	812,449	—	(752,144)	812,449
Long term debt repayments	—	—	(805,000)	(817,594)	—	805,000	(817,594)
Long-term intercompany flow-issuance of debt	—	—	—	(1,821)	1,821	—	—
Cash provided by (used in) financing activities	—	—	145,351	191,241	(4,200)	(145,351)	187,041
Investing activities:
Property and equipment additions	—	—	—	(298,556)	(20,002)	—	(318,558)
Proceeds from disposal of property and equipment	—	—	—	207,863	33	—	207,896
Aircraft deposits net of lease inception refunds	—	—	—	(49,517)	—	—	(49,517)
Restricted cash	—	—	—	(1,364)	3,771	—	2,407
Distributions from equity investments	—	—	—	745	—	—	745
Cash used in investing activities	—	—	—	(140,829)	(16,198)	—	(157,027)
Cash provided by (used in) continuing operations	—	(5)	17,156	76,052	(72,321)	(17,156)	3,726
Cash provided by (used in) discontinued operations:
Cash provided by operating activities	—	—	—	1,024	—	—	1,024
Cash used in financing activities	—	—	—	(1,024)	—	—	(1,024)
Cash provided by (used in) discontinued operations	—	—	—	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(715)	757	—	42
Change in cash and cash equivalents during the period	—	(5)	17,156	75,337	(71,564)	(17,156)	3,768
Cash and cash equivalents, beginning of the period	—	92	(6,771)	41,228	14,319	6,771	55,639
Cash and cash equivalents, end of the period	$—	$87	$10,385	$116,565	$(57,245)	$(10,385)	$59,407

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

Statements of Operations for the three months ended January 31, 2014 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$296,154	$298,990	$(141,250)	$453,894
Operating expenses:
Direct costs	—	—	(17)	(219,116)	(300,141)	141,261	(378,013)
Earnings from equity accounted investees	(55,856)	(55,801)	11,686	(3,203)	1,510	103,736	2,072
General and administration costs	(4,169)	(59)	(239)	(18,538)	(15,737)	(440)	(39,182)
Depreciation	—	—	—	(30,239)	(5,168)	—	(35,407)
Asset impairments	—	—	—	58	—	—	58
Gain (loss) on disposal of assets	—	—	—	2,654	(176)	—	2,478
	(60,025)	(55,860)	11,430	(268,384)	(319,712)	244,557	(447,994)
Operating income (loss)	(60,025)	(55,860)	11,430	27,770	(20,722)	103,307	5,900
Financing income (charges)	22	4	(63,773)	(75,144)	18,032	63,774	(57,085)
Loss from continuing operations before income tax	(60,003)	(55,856)	(52,343)	(47,374)	(2,690)	167,081	(51,185)
Income tax recovery (expense)	—	—	(701)	(8,427)	1,738	701	(6,689)
Net loss	(60,003)	(55,856)	(53,044)	(55,801)	(952)	167,782	(57,874)
Net earnings (loss) attributable to:
Controlling interest	(60,003)	(55,856)	(53,044)	(55,801)	(3,081)	167,782	(60,003)
Non-controlling interests	—	—	—	—	2,129	—	2,129
Net loss	$(60,003)	$(55,856)	$(53,044)	$(55,801)	$(952)	$167,782	$(57,874)
Comprehensive income (loss)	$(91,464)	$(87,319)	$(85,133)	$(87,264)	$12,455	$248,571	$(90,154)

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

Statements of Operations for the nine months ended January 31, 2014 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$859,876	$863,027	$(410,706)	$1,312,197
Operating expenses:
Direct costs	—	—	(17)	(649,852)	(853,767)	410,723	(1,092,913)
Earnings from equity accounted investees	(142,775)	(142,421)	53,512	96,947	4,416	136,311	5,990
General and administration costs	(5,456)	(276)	(3,479)	(51,404)	(20,238)	3,014	(77,839)
Depreciation	—	—	—	(91,034)	(15,124)	—	(106,158)
Asset impairments	(1,115)	—	—	(21,841)	—	—	(22,956)
Loss on disposal of assets	—	—	—	(1,410)	(533)	—	(1,943)
	(149,346)	(142,697)	50,016	(718,594)	(885,246)	550,048	(1,295,819)
Operating income (loss)	(149,346)	(142,697)	50,016	141,282	(22,219)	139,342	16,378
Financing income (charges)	22	(77)	(184,590)	(255,547)	111,875	184,590	(143,727)
Income (loss) from continuing operations before income tax	(149,324)	(142,774)	(134,574)	(114,265)	89,656	323,932	(127,349)
Income tax recovery (expense)	—	(1)	(2,125)	(28,156)	10,668	2,125	(17,489)
Net earnings (loss)	(149,324)	(142,775)	(136,699)	(142,421)	100,324	326,057	(144,838)
Net earnings (loss) attributable to:
Controlling interest	(149,324)	(142,775)	(136,699)	(142,421)	95,838	326,057	(149,324)
Non-controlling interests	—	—	—	—	4,486	—	4,486
Net earnings (loss)	$(149,324)	$(142,775)	$(136,699)	$(142,421)	$100,324	$326,057	$(144,838)
Comprehensive income (loss)	$(197,914)	$(191,367)	$(187,339)	$(191,013)	$132,799	$438,614	$(196,220)

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

Cash Flows for the nine months ended January 31, 2014 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(1,783)	$5	$(137,987)	$111,271	$(89,702)	$136,681	$18,485
Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	—	(5,173)	—	(5,173)
Proceeds from issuance of capital stock	291,313	254,520	254,520	314,520	—	(823,560)	291,313
Proceeds from issuance of senior unsecured notes	—	—	300,000	300,000	—	(300,000)	300,000
Long-term debt proceeds	—	—	710,000	760,000	—	(710,000)	760,000
Long-term debt repayments	—	—	(760,000)	(888,656)	—	760,000	(888,656)
Increase in deferred financing costs	—	—	(14,034)	(14,034)	—	14,034	(14,034)
Long term intercompany flow – issuance of debt	(35,000)	—	(144,897)	12,969	22,031	144,897	—
Dividend distribution to parent	—	—	—	(85,148)	—	85,148	—
Related party loans	—	(25,148)	—	—	—	—	(25,148)
Cash provided by financing activities	256,313	229,372	345,589	399,651	16,858	(829,481)	418,302
Investing activities:
Property and equipment additions	—	—	—	(439,898)	(35,566)	1,306	(474,158)
Proceeds from disposal of property and equipment	—	—	—	444,398	172	—	444,570
Aircraft deposits net of lease inception refunds	—	—	—	(102,388)	—	—	(102,388)
Investment in subsidiaries	(254,520)	(314,520)	—	—	—	569,040	—
Restricted cash	—	—	—	1,223	6,961	—	8,184
Distributions from equity investments	—	—	—	629	1,677	—	2,306
Dividends received	—	85,148	195	—	—	(85,343)	—
Cash provided by (used in) investing activities	(254,520)	(229,372)	195	(96,036)	(26,756)	485,003	(121,486)
Cash provided by (used in) operations	10	5	207,797	414,886	(99,600)	(207,797)	315,301
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(21,128)	(829)	—	(21,957)
Change in cash and cash equivalents during the period	10	5	207,797	393,758	(100,429)	(207,797)	293,344
Cash and cash equivalents, beginning of the period	—	87	3,478	136,835	(13,121)	(3,478)	123,801
Cash and cash equivalents, end of the period	$10	$92	$211,275	$530,593	$(113,550)	$(211,275)	$417,145

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of our financial condition and results of operations (“MD&A”) is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance. You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report and in our prospectus filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, on January 21, 2014, and the MD&A contained therein. In the discussion that follows, the term “prior year quarter and current year quarter” and “prior year period and current year period” refers to the three and nine months ended January 31, 2013 and 2014, respectively. The following discussions include forward-looking statements that involve certain risks and uncertainties, including those identified under Part II, Item 1A “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q and those identified in the “Risk Factors” section of our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act, on January 21, 2014. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements and Other Industry and Market Data” below.
Cautionary Note Regarding Forward-Looking Statements and Other Industry and Market Data
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our level of indebtedness and obligations under our operating leases;

•	competition in the markets we serve;

•	loss of any of our large, long-term support contracts;

•	inherent risks in operating helicopters;

•	failure to mitigate losses through a robust safety management and insurance coverage program or to maintain standards of acceptable safety performance;

•	risks associated with our fixed operating expenses and long-term contracts;

•	our reliance on a small number of helicopter manufacturers;

•	limited number of suppliers and availability of replacement helicopter parts and subcontracted services;

•	inability to fund our working capital requirements;

•	reliance on the secondary used helicopter market to dispose of older helicopters;

•	extensive regulation;

•	potential for conflict with the other owners of non-wholly owned variable interest entities;

•	political and economic uncertainty;

•	compliance risks associated with international activities;

•	application of tax laws in various jurisdictions;

•	foreign currency exposure and related hedging activities;

•	exposure to credit risks;

•	allocation of risk between our customers and us;

•	dependence on the oil and gas industry, and particular markets within that industry;

•	reduction or cancellation of services for government agencies;

•	inability to upgrade our technology;

•	reliance on information technology;

•	assimilation of acquisitions and the impact of any future material acquisitions;

•	loss of key personnel;

•	labor problems;

•	insufficient assets in our defined benefit pension plan;

•	adverse results of legal proceedings;

•	potential adverse U.S. federal income tax consequences;

•	our financial sponsor’s control over us, and its interests that may conflict with ours and may differ from those of our public shareholders;

•	future sales of our ordinary shares by current shareholders;

•	lack of a prior trading market for our ordinary shares;

•	our holding company structure; and

•	the costs of being a public company, including Sarbanes-Oxley Act compliance.
We caution you that the above list of cautionary statements is not exhaustive and should be considered with the risks described under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. We disclaim any intentions or obligations to update or revise any forward-looking information, whether as a result of new information, future events or otherwise, except in accordance with applicable securities laws.
Overview of Business
We are the world’s largest commercial operator of helicopters based on revenue of $1.7 billion in fiscal 2013. We are also the world’s largest commercial operator of heavy and medium helicopters based on our fleet of 236 heavy and medium helicopters as of January 31, 2014. With bases on six continents, we are one of only two global commercial helicopter service providers to the offshore oil and gas industry. Our mission is to provide the highest level of service in the industry, which we believe will enable our customers to go further, do more and come home safely. Through our 60 years of experience providing helicopter services, we believe our brand and reputation have become associated with safe and reliable transportation and mission-critical logistics solutions. Our fleet of heavy and medium helicopters, global capabilities and reputation for safety position us to capitalize on anticipated increases in ultra-deepwater and deepwater drilling and production spending by our major, national and independent oil and gas company customers.
Our helicopters are primarily used to facilitate large, long-distance crew changes on offshore production facilities and drilling rigs. We also provide search and rescue services, or SAR, and emergency medical services, or EMS, to government agencies. We maintain a presence in most major offshore oil and gas markets through a network of approximately 70 bases with operations in approximately 30 countries, more than any other commercial helicopter service provider in the world. We cover this expansive and diverse geography with a technologically advanced fleet of 236 helicopters and the expertise to serve customers in ultra-deepwater and deepwater locations. To secure and maintain operating certificates in the many jurisdictions in which we provide helicopter services, we must meet stringent and diverse regulatory standards across multiple jurisdictions, and have an established track record in obtaining and maintaining certificates as well as working with regulators and local partners.
We generate the majority of our oil and gas customer Helicopter Services revenue from contracts tied to our customers’ offshore production operations, which have long-term transportation requirements. A substantial portion of our remaining oil and gas customer Helicopter Services revenue comes from transporting personnel to and from offshore drilling rigs, and we believe this capability allows us to take advantage of expansion in the global ultra-deepwater rig fleet. Approximately 71% to 75% of the flying revenue in our Helicopter Services segment was attributable to fixed monthly charges for the fiscal years ended April 30, 2011, 2012 and 2013.

We also provide maintenance, repair and overhaul, or MRO, services through our Heli-One business to both our own Helicopter Services segment and to third-party customers. Our MRO capabilities enable us to perform heavy structural repairs, and maintain, overhaul and test helicopters and helicopter components globally across various helicopter types. We believe our in-house MRO operations through our Heli-One business enable us to manage our supply chain and maintain our fleet more efficiently, thereby increasing the availability of our helicopters and reducing our overall cost of maintenance. In addition, we are the largest provider of these services (excluding original equipment manufacturers, or OEMs), which allows us to provide our Heli-One customers with comprehensive MRO services across multiple helicopter types and families. Our MRO services include complete maintenance outsourcing solutions, parts sales and distribution, engineering services, design services and logistics support.
Segments
We report under two operating segments and have a Corporate segment comprised primarily of general and administration costs. Our two operating segments are as follows:
Helicopter Services:

•
Our Helicopter Services segment consists of flying operations in the Eastern North Sea, the Western North Sea, the Americas, the Asia Pacific region and the Africa-Euro Asia region, primarily serving our offshore oil and gas customers and providing SAR and EMS to government agencies. The Eastern North Sea is comprised mainly of Norway while the Western North Sea includes the United Kingdom, Ireland and the Netherlands. The Americas is comprised of Brazil, North American countries and other South American countries. The Asia Pacific region includes Australia and Southeast Asian countries and the Africa-Euro Asia region includes Nigeria, Equatorial Guinea, Kazakhstan, Mozambique and other African and European countries.

•
Helicopter Services generated approximately 86% to 89% of its revenue for the three years ended April 30, 2013 from oil and gas customers, and of this amount, the majority is tied to our customers’ offshore production operations, which have long-term transportation requirements.

•
Helicopter Services also provides SAR and EMS to government agencies and to our oil and gas customers. SAR and EMS revenue to non-oil and gas customers has historically contributed approximately 10% of Helicopter Services revenue.

Heli-One:

•
Our Heli-One segment includes helicopter maintenance, repair and overhaul facilities in Norway, Poland, Canada and the United States, providing helicopter maintenance, repair and overhaul services for our fleet and for a growing external customer base in Europe, Asia and North America. Although intersegment revenues are eliminated from the presentation of our consolidated financial information, operationally, Heli-One’s largest customer is our Helicopter Services segment.

•
We have historically generated the majority of our third-party Heli-One revenue by providing maintenance, repair and overhaul services to other helicopter operators. Approximately 28% and 34% of our third-party Heli-One revenue in the 2012 and 2013 fiscal years, respectively, was derived from “power by the hour” contracts, where the customer pays a ratable monthly charge, typically based on the number of hours flown, for all scheduled and un-scheduled maintenance.

Key Financial and Operating Metrics
We use a number of key financial and operating metrics to measure the performance of our business, including Adjusted EBITDAR, Adjusted EBITDAR excluding special items, Adjusted EBITDAR margin, Adjusted EBITDAR margin excluding special items, Adjusted net loss, and our Heavy Equivalent Rate (HE Rate). None of Adjusted EBITDAR, Adjusted EBITDAR excluding special items, Adjusted EBITDAR margin, Adjusted EBITDAR margin excluding special items, Adjusted net loss or HE Rate is required by, or presented in accordance with United States Generally Accepted Accounting Principles (“GAAP”). These non-GAAP measures are not performance measures under GAAP and should not be considered as alternatives to net earnings (loss) or any other performance or liquidity measures derived in accordance with GAAP. In addition, these measures may not be comparable to similarly titled measures of other companies.

The following charts show our revenue generated by segment, our HE Rate, our Adjusted EBITDAR excluding special items, our Adjusted EBITDAR margin excluding special items, operating income and operating margin for the nine-month periods ended January 31, 2013 and January 31, 2014:

Revenues and HE Rate (1)

Revenue
($ M)
HE Rate
(In 000s)
$1,500
$1,200
$900
$600
$300
$0
$12.0
$9.0
$6.0
$3.0
$0.0
$1,305
$1,312
$97
$100
$1,208
$1,212
$6.63
$6.58
FY13 YTD
FY14 YTD
Helicopter Services
MRO
HE Rate

Adjusted EBITDAR excluding special items, Adjusted EDITDAR Margin excluding special items, Operating Income and Operating Margin (2)(3)

($ M)
Margin
$500
$400
$300
$200
$100
$0
60.0%
50.0%
40.0%
30.0%
20.0%
10.0%
0.0%
$347
$339
29.4%
28.5%
$71
5.5%
$16
1.2%
FY13 YTD
FY14 YTD
Operating Income
Adjusted EBITDAR excluding special items
Adjusted EBITDAR Margin excluding special items
Operating margin

(1) HE Rate is the third-party operating revenue from our Helicopter Services segment excluding reimbursable revenue divided by a weighted average factor corresponding to the number of heavy and medium helicopters in our fleet. Our heavy and medium helicopters, including owned and leased, are weighted at 100% and 50%, respectively, to arrive at a single HE count, excluding helicopters expected to be retired from our fleet.

(2)
Adjusted EBITDAR margin excluding special items is calculated as Adjusted EBITDAR excluding special items divided by total revenue less reimbursable revenue. Cost reimbursements from customers are recorded as reimbursable revenue with the related reimbursement expense in direct costs.

(3)	Operating margin is calculated as operating income divided by total revenue.
Adjusted EBITDAR, Adjusted EBITDAR excluding special items, Adjusted EBITDAR margin, Adjusted EBITDAR margin excluding special items, Adjusted net loss and HE Rate are non-GAAP financial measures. We have chosen to include Adjusted EBITDAR, and Adjusted EBITDAR excluding special items, as we consider these measures to be significant indicators of our financial performance and we use these measures to assist us in allocating available capital resources. Adjusted EBITDAR is defined as net earnings (loss) before interest, taxes, depreciation, amortization and helicopter lease and associated costs or total revenue plus earnings from equity accounted investees, less direct costs excluding helicopter lease and associated costs less general and administration costs. Adjusted EBITDAR also excludes restructuring costs, asset impairments, gain (loss) on disposal of assets and goodwill impairment, if any. Adjusted EBITDAR excluding special items excludes stock-based compensation triggered by the initial public offering and expenses related to the initial public offering, including costs related to restructuring our compensation plan. For additional information about our segment revenue and Adjusted EBITDAR, including a reconciliation of these measures to our consolidated financial statements, see Note 20 of our unaudited interim consolidated financial statements for the three and nine months ended January 31, 2013 and 2014 included elsewhere in this Quarterly Report on Form 10-Q.
We have chosen to include Adjusted net loss as it provides us with an understanding of the results from the primary activities of our business by excluding items such as stock-based compensation triggered by the initial public offering and expenses related to the initial public offering, including costs related to restructuring our compensation plans, asset dispositions, asset impairments, the revaluation of our derivatives and foreign exchange gain (loss), which is primarily driven by the translation of U.S. dollar balances in entities with a non-U.S. dollar functional currency. This measure excludes the net income or loss attributable to non-controlling interests. We believe that this measure is a useful supplemental measure as net loss includes these items, and the inclusion of these items are not meaningful indicators of our ongoing performance. For additional information about our Adjusted net loss, including a reconciliation to our consolidated financial statements, see the “Consolidated Results of Operations.”
We have chosen to include the HE Rate, which is the third-party operating revenue from the Helicopter Services segment excluding reimbursable revenue divided by a weighted average factor corresponding to the number of heavy and medium helicopters in our fleet. Our heavy and medium helicopters, including owned and leased, are weighted at 100% and 50%, respectively, to arrive at a single HE count, excluding helicopters expected to be retired from the fleet. We believe this measure is useful as it provides a standardized measure of our operating revenue per helicopter taking into account the different revenue productivity and related costs of operating our fleet mix of heavy and medium helicopters.
Key Drivers Affecting our Results of Operations
Our results of operations and financial condition are affected by numerous factors, including those described under Part II, Item 1A “Risk Factors,” elsewhere in this Quarterly Report on Form 10-Q and those described below:

•
General level of offshore production and drilling activity. Demand for our services depends primarily upon ongoing offshore hydrocarbon production and the capital spending of oil and gas companies and the level of offshore drilling activity. Higher activity levels can lead to greater utilization of our helicopters by our customers. Because a large portion of our costs are fixed, our Adjusted EBITDAR margins typically improve when more of our helicopters are deployed.

•
Impact of fleet mix. Generally, contracts for our helicopter services requiring heavier and newer helicopters provide an opportunity to generate greater profit than lighter and older helicopters. Consequently, our revenue and profit opportunity improves as we upgrade our fleet and enter into new contracts.

•
Timing of new contracts and our commencement of service under new contracts. Our results of operations in a particular period can be impacted by the timing of the execution of new contracts and our ability to provide under new contracts.

Market Outlook
We generate the majority of our Helicopter Services revenue from contracts tied to our oil and gas customers’ offshore production operations, which have long-term transportation requirements. A substantial portion of our remaining oil and gas customer Helicopter Services revenue comes from transporting personnel to and from offshore drilling rigs, and we believe this capability allows us to take advantage of expansion in the global ultra-deepwater rig fleet. Approximately 71% to 75% of the flying revenue in our Helicopter Services segment was attributable to fixed monthly charges for the fiscal years ended April 30, 2011, 2012 and 2013. The production business is typically less cyclical than the exploration and development business because production platforms remain in place over the long-term and are relatively unaffected by economic cycles, as the marginal cost of lifting a barrel of oil once a platform is in position is low. Our customers typically base their capital expenditure budgets on their long-term commodity price expectations.
Our MRO services, operated through our Heli-One business, are dependent on helicopter maintenance demand. This is generally highest during periods of high helicopter service demand where high flying hours result in more frequent maintenance, most of which is required by regulation.

We have seen an increase in ultra-deepwater and deepwater spending by our customers, which has led to improvement in many metrics reflected in our fiscal 2012 and fiscal 2013 financial performance. We are optimistic that growth will continue for fiscal 2014. We are continuing to see growth in offshore production as the industry moves offshore to find hydrocarbons. New technology has allowed oil and gas companies to continue exploration and drilling farther offshore. To remain competitive and to service existing and new contracts in this industry, we are augmenting our fleet by adding technologically advanced helicopters to meet customers’ changing demands. The industry is constrained by the pace at which it renews its fleet due to the limited supply of new technology helicopters produced annually by the OEMs. To address this constraint, we have leveraged our relationship with the OEMs to secure commitments to obtain new technology helicopters to support our future growth.
During the three months ended January 31, 2014, we took delivery of five helicopters. At January 31, 2014, we have commitments to purchase 33 helicopters, with the delivery of these helicopters beginning in fiscal 2014 and continuing through to fiscal 2017. These helicopters will be purchased outright or financed through leases. We also have the option to purchase 25 helicopters which, if exercised, would bring our total purchase commitments to 58 aircraft. In addition to this, we have committed to $100.0 million of additional helicopter purchases with Airbus Helicopters (formerly Eurocopter).
Norway and the United Kingdom continue to be our core operating areas, while Brazil, Australia and certain countries in the Africa-Euro Asia region, including Nigeria, are expected to contribute increasingly to our revenue in future periods due to an increase in ultra-deepwater and deepwater oil and gas activity. In December 2013, we obtained our own helicopter operating license in Tanzania. In Nigeria, our joint venture partner, Atlantic Aviation, has now commenced commercial operations with AW139 helicopters, a longer range medium helicopter. Also in December, 2013 we completed a two-year extension, through fiscal 2017, of an agreement with Statoil to provide services from bases in Bergen and Florø in Norway. The contract requires a dedicated fleet of 10 heavy aircraft. We have made continued wins for the year to date with new contracts in the U.K., Norway, Kenya, Malaysia, Ireland, Brazil, Australia, East Timor and Equatorial Guinea.
Heli-One continues to develop its third-party business, with recent contract wins in the United Kingdom, where we have gained engine-specific certification from the Ministry of Defence’s Military Aviation Authority, and also in Europe, Brazil and the U.S. To further support the growth of our Heli-One business and expand our global footprint, we opened an additional facility in Poland in fiscal 2013. We continue to review and improve our global inventory management processes through a number of lean process techniques to support efficiencies in our workshops and our supply chain for our business operations. In January 2014, we opened our new Global Distribution Center in Amsterdam as part of our continued enhancement of our global supply chain. We are expanding our on-line capabilities to provide customers with portal access to our available parts and exchanges through our portal known as EPIC (Exchange Parts Inventory Channel). We have also been working to improve and expand our global agent and channel partner network where we have signed new agents and channel partners in numerous key regions.
Our broad transformation program continues to provide significant value to our operations. We are approximately half-way through our transformation program. This program looks at all major aspects of our operations and includes a number of work streams, each including many initiatives. The program includes transformative thinking and technology to achieve cost efficiencies through global standardization and organizational efficiency to allow us to continue to enhance our earnings and cash flows. We previously announced the opening of the centralized Integrated Operations Center in Irving, Texas. The centralization process has been expanded in the current period to additional regional areas. We are continuing to implement our long-term crew planning and scheduling program to further improve customer service levels. We believe these transformative actions will allow us to maximize our value proposition to our customers.
We conduct our business in various foreign jurisdictions, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. Throughout the nine months ended January 31, 2014, our primary foreign currency exposures were related to the Norwegian Kroner, the Euro, the British pound sterling, the Canadian dollar and the Australian dollar. For details on this exposure and the related impact on our results of operations, see Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” included elsewhere in this Quarterly Report on Form 10-Q.

Recent Developments
Following an incident in October 2012 that led to the temporary industry-wide suspension of all over-water Airbus Helicopters EC225 helicopters, we commenced in July 2013 the phased re-introduction of our EC225 fleet to full service. Full regular service on the Airbus Helicopters EC225 fleet was completed during the fourth-quarter of the 2013 calendar year.
On August 23, 2013, one of our Airbus Helicopters AS332L2 heavy helicopters was involved in an accident near Sumburgh in the Shetland Isles, United Kingdom. Authorities subsequently confirmed four fatalities and multiple injuries among the 16 passengers and two crew members on board. The cause of the accident is not yet known and full investigations are being carried out in conjunction with the U.K. Air Accident Investigation Branch, or UK AAIB, and Police Scotland.
Despite engineering and operating differences between the AS332L2, AS332L, AS332L1 and EC225 helicopters, for a limited period, we voluntarily canceled all our flights worldwide on those helicopter types (except for those involved in life-saving missions), out of respect for our work force and those of our customers, and to evaluate any implications associated with the accident.
Within a week of the incident, after consultation with our principal regulators, customers, union representatives and industry groups, and based on findings that there was no evidence to support a continuation of our temporary voluntary suspension and, on recommendations to return to active service all variants of these helicopter types, we resumed commercial passenger flights with all of these helicopter types to and from offshore oil and gas installations worldwide, excluding those in the UK with AS332L2 helicopters. We resumed AS332L2 commercial flights in the UK in mid-September. All of these helicopter types have now been returned to commercial operations worldwide.
On October 18, 2013, the UK AAIB issued a special bulletin about its investigation on the causes of the AS332L2 accident. A full copy of the special bulletin is available at http://www.aaib.gov.uk/publications/special_bulletins/s7_2013___as332_12_super_puma__g_wnsb.cfm. Neither the foregoing website nor the information contained on the website nor the report accessible through such website shall be deemed incorporated into, and neither shall be a part of, this Quarterly Report on Form 10-Q. In the special bulletin, the UK AAIB confirmed that, to date, the wreckage examination and analysis of recorded data as well as information from interviews of people involved in the accident have not found any evidence of a technical fault that could have been causal to the accident. The investigations by the UK AAIB and Police Scotland are not complete and are ongoing. On January 23, 2014, the UK AAIB issued a further special bulletin (S1/2014) on the accident which contained pre-flight safety briefing recommendations relating to the use of the passenger re-breather; these recommendations were implemented in all regions where this equipment was in use. It is too early to determine the extent of the impact of the accident on our results of operations or financial condition based on information currently available.
On February 20, 2014, the UK Civil Aviation Authority (CAA) published its safety review of offshore oil and gas public transport helicopter operations. A full copy of the review is available at http://www.caa.co.uk/application.aspx?catid=33&pagetype=65&appid=11&mode=detail&id=6088. Neither the foregoing website nor the information contained on the website nor the report accessible through such website shall be deemed incorporated into, and neither shall be a part of, this Quarterly Report on Form 10-Q. The report's prescribed actions and recommendations were the result of a comprehensive review of offshore helicopter operations, undertaken in conjunction with the Norwegian CAA and the European Aviation Safety Agency (EASA). The UK CAA identified several actions intended to minimize the risk of further accidents and to improve the survivability in the event of an accident; those actions/recommendations included prohibiting helicopter flights in certain sea conditions, except in response to an emergency, relative to the sea conditions for which the helicopter has been certificated, and only allowing passengers to be seated next to push-out window exits unless all passengers have enhanced emergency breathing equipment or the helicopter is fitted with side floats. The review also identified several other areas of activity to further enhance the levels of safety in the offshore helicopter industry.

Fleet
As of January 31, 2014, our fleet was comprised of the following helicopters:

Helicopter Type	Total	Cruise Speed (kts)		Approximate Range (nmi)		Passenger Capacity		Maximum Weight (lbs)
Heavy:
Sikorsky S92A	38	145		400		19		26,500
Airbus Helicopters EC225	34	145		400		19		24,250
Airbus Helicopters (AS332 L, L1, and L2)	39	130-140		250-350		17-19		18,000-20,500
Sikorsky S61N	1	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
Total Heavy	112
Medium:
Agusta AW139	39	145		280		12-15		15,000
Sikorsky S76C++	23	145		220		12		11,700
Sikorsky S76C+	22	145		175		12		11,700
Sikorsky S76A++	16	135		110-130		12		10,800-11,700
Bell 412	11	125		135		13		11,900
Airbus Helicopters AS365 Series	8	120-145		80		11		9,500
Airbus Helicopters EC135/145/155	5	N/A	(2)	N/A	(2)	N/A	(2)	N/A	(2)
Total Medium	124
Total Helicopters	236

(1)	SAR only

(2)	EMS only

As at January 31, 2014, we have committed to purchase 33 new aircraft and the total required additional expenditure for these aircraft is approximately $878.1 million. These helicopters are expected to be delivered in fiscal 2014 ($124.5 million), 2015 ($378.2 million) and 2016 to 2017 ($375.4 million) and will be deployed in our Helicopter Services segment. We intend to enter into leases for these aircraft or purchase them outright upon delivery from the manufacturer. Additionally, we have committed to purchase $66.5 million of helicopter parts by October 31, 2015 and $100.0 million of heavy helicopters from Airbus Helicopters prior to December 31, 2016. In addition, at January 31, 2014, we had the option to purchase 25 heavy and medium helicopters which, if exercised, would represent a total purchase commitment of 58 helicopters, excluding the committed dollar amount with Airbus Helicopters. We have a pipeline of opportunities identified that we believe will create long-term contracts for these new helicopters.
The following table shows the expected delivery dates of the helicopter purchase commitments and options referred above:

	Number of helicopters
	Purchase commitments(i)	Options
2014	5	—
2015	15	2
2016	10	8
2017 and beyond	3	15
	33	25
(i)    Does not include helicopters related to our commitment to purchase $100.0 million of heavy helicopters from Airbus Helicopters or our intention to lease five helicopters from an independent lessor with two planned deliveries in 2014 and three in 2015.

Summary Results of Operations
(In thousands of U.S. dollars)

	For the three months ended:
	January 31, 2013	January 31, 2014
Operating Revenue	$399,974	$412,041
Reimbursable Revenue	41,865	41,853
Total revenue	441,839	453,894
Operating Expenses
Direct costs (i)	(303,482)	(321,797)
Earnings from equity accounted investees	850	2,072
General and administration costs	(18,729)	(39,182)
Adjusted EBITDAR (ii)	120,478	94,987
Helicopter lease and associated costs	(52,163)	(56,216)
Depreciation	(28,701)	(35,407)
Restructuring costs	(4,890)	—
Asset impairments	(7,813)	58
Gain (loss) on disposal of assets	(4,402)	2,478
Operating income	22,509	5,900
Interest on long-term debt	(33,991)	(39,782)
Foreign exchange gain (loss)	3,731	(11,573)
Other financing charges	(10,852)	(5,730)
Loss from continuing operations before tax	(18,603)	(51,185)
Income tax expense	(44,303)	(6,689)
Loss from continuing operations	(62,906)	(57,874)
Earnings from discontinued operations, net of tax	212	—
Net loss	$(62,694)	$(57,874)
Net earnings (loss) attributable to:
Controlling interest	$(58,421)	$(60,003)
Non-controlling interest	(4,273)	2,129
Net loss	$(62,694)	$(57,874)
Non-GAAP Financial Measures:
Adjusted net loss (iii)	$(46,017)	$(25,088)
Adjusted EBITDAR excluding special items (ii)	120,478	118,756
Adjusted EBITDAR margin (ii)	30.1%	23.1%
Adjusted EBITDAR margin, excluding special items (ii)	30.1%	28.8%
HE Rate (iv)	$2,252	$2,310

(i)
Direct costs in the information above excludes helicopter lease and associated costs. These costs are combined in the consolidated statement of operations, which are included in the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(ii)
See “—Key Financial and Operating Metrics” for the definition and discussion of these non-GAAP measures. Additional information about our Adjusted EBITDAR, including a reconciliation of this measure to our consolidated financial statements is also provided in Note 20 of our unaudited interim consolidated financial statements for the three and nine months ended January 31, 2013 and 2014, each included elsewhere in this Quarterly Report on Form 10-Q. See below for our reconciliation of Adjusted EBITDAR margin and Adjusted EBITDAR margin excluding special items, which we have included because we consider these measures to be significant indicators of our financial performance and management use these measures to assist us in allocating available capital resources.

	For three months ended January 31,
	2013	2014
Adjusted EBITDAR	$120,478	$94,987
Adjusted EBITDAR excluding special items	120,478	118,756
Total revenues less reimbursable revenue	399,974	412,041
Adjusted EBITDAR margin	30.1%	23.1%
Adjusted EBITDAR margin, excluding special items	30.1%	28.8%
Adjusted EBITDAR excluding special items excludes stock-based compensation triggered by the initial public offering and expenses related to the initial public offering, including costs related to restructuring our compensation plan. This is reconciled to Adjusted EBITDAR as follows:

	For three months ended January 31,
	2013	2014
Adjusted EBITDAR excluding special items	$120,478	$118,756
Stock-based compensation	—	(22,518)
Expenses related to the initial public offering	—	(1,251)
Adjusted EBITDAR	$120,478	$94,987

(iii)
Adjusted net loss is a non-GAAP measure that has not been prepared in accordance with GAAP and has not been audited or reviewed by our independent auditors. We have chosen to include adjusted net loss as it provides us with an understanding of the results from the primary activities of our business by excluding items such as stock-based compensation triggered by the initial public offering and expenses related to the initial public offering, including costs related to restructuring our compensation plans, asset dispositions, asset impairments, the revaluation of our derivatives and foreign exchange gain (loss), which is primarily driven by the translation of U.S. dollar balances in entities with a non-U.S. dollar functional currency. This measure excludes the net income or loss attributable to non-controlling interests. We believe that this measure is a useful supplemental measure as net loss includes these items, and these items are not meaningful indicators of our ongoing performance. A description of the adjustments to, and reconciliations of, this non-GAAP financial measure to the most comparable GAAP financial measure is as follows:

	For three months ended January 31,
	2013	2014
Adjusted net loss	$(46,017)	$(25,088)
Stock-based compensation	—	(22,518)
Expenses related to the initial public offering	—	(1,251)
Asset impairments	(7,813)	58
Gain (loss) on disposal of assets	(4,402)	2,478
Foreign exchange gain (loss)	3,731	(11,573)
Unrealized loss on derivatives	(3,920)	(2,109)
Net loss attributable to controlling interest	$(58,421)	$(60,003)

(iv) HE Rate is a non-GAAP measure that has not been prepared in accordance with GAAP and has not been audited or reviewed by our independent auditors. HE rate is the third-party operating revenue from the Helicopter Services segment excluding reimbursable revenue divided by a weighted average factor corresponding to the number of heavy and medium helicopters in our fleet. Our heavy and medium helicopters, including owned and leased, are weighted as 100% and 50%, respectively, to arrive at a single HE count, excluding helicopters expected to be retired from our fleet. An average of this figure is used to calculate our HE Rate. See “—Key Financial and Operating Metrics” for discussion of this non-GAAP financial measure. See below for the reconciliation of HE Rate.

	For the three months ended January 31,
	2013	2014
Helicopter Services total external revenue	$412,370	$417,196
Less: Reimbursable revenues	(41,865)	(41,853)
Helicopter Services operating revenue	$370,505	$375,343
Average HE count	164.5	162.5
HE Rate	$2,252	$2,310

Consolidated Results Summary
For the three months ended January 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Helicopter Services(i)	$412,370	$417,196	$4,826	1.2%
Heli-One	29,469	36,698	7,229	24.5%
Total revenue	441,839	453,894	12,055	2.7%
Direct costs(ii)	(303,482)	(321,797)	(18,315)	(6.0)%
Helicopter lease and associated costs	(52,163)	(56,216)	(4,053)	(7.8)%
Total direct costs	$(355,645)	$(378,013)	$(22,368)	(6.3)%
Flying hours	39,462	38,362	(1,100)	(2.8)%
# of helicopters	252	236	(16)	(6.3)%
Average HE count	164.5	162.5	(2.0)	(1.2)%
HE Rate	$2,252	$2,310	$58	2.6%

(i)	Includes revenue from customer reimbursement of fuel costs of $24.6 million for the three months ended January 31, 2013 and $25.6 million for the three months ended January 31, 2014.

(ii)	Includes $25.6 million in fuel costs for the three months ended January 31, 2013, and $27.4 million for the three months ended January 31, 2014.

Consolidated Results of Operations
Revenue
Revenue has increased by $12.1 million to $453.9 million compared to the prior year quarter, an increase of 2.7%. Revenue increased in both our Helicopter Services and Heli-One segments.

Helicopter Services
For the three months ended January 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Eastern North Sea	$94,418	$94,656	$238	0.3%
Western North Sea	95,552	107,525	11,973	12.5%
Americas	77,854	76,458	(1,396)	(1.8)%
Asia Pacific	94,207	89,553	(4,654)	(4.9)%
Africa-Euro Asia	48,476	48,031	(445)	(0.9)%
Other	1,863	973	(890)	(47.8)%
Total	$412,370	$417,196	$4,826	1.2%

The total external revenue for Helicopter Services increased by $4.8 million, or 1.2%, compared to the prior year quarter. The key variances by region were as follows:

•
Western North Sea. Revenues in the Western North Sea increased by $12.0 million compared to the prior year quarter, primarily due to existing oil and gas customers requiring additional aircraft in Scotland, which generated additional revenue of $8.8 million. Revenue increased in the Netherlands by $2.5 million over the prior year quarter due to a combination of new contract work offsetting contract losses. Revenue also increased in Ireland, as a result of transitioning an existing customer to a more technologically advanced aircraft, which was offset by the expiration of a SAR contract in the UK. This resulted in a net increase to revenue of $1.3 million over the prior year quarter.

•
Americas. Revenues in the Americas decreased by $1.4 million compared to the prior year quarter, primarily due to the expiration of a customer contract in the Falkland Islands which resulted in lower revenue of approximately of $4.6 million, and lower revenue of $1.6 million from our existing customers in Brazil compared to the prior year quarter. This decline was offset in part by a $4.3 million revenue increase in Nicaragua for a medium helicopter contract which commenced in June 2013.

•
Asia Pacific. Asia Pacific revenues decreased by $4.7 million compared to the prior year quarter. There were new contract wins and modifications for oil and gas customers, in particular, in East Timor, which increased revenue by $8.3 million compared to the prior year quarter. These gains were offset by the expiry of short-term and other longer-term contracts in Australia approximating $18.6 million, whose impact was offset by $5.6 million in revenue from new contract work.

Heli-One
Heli-One’s external revenue increased by $7.2 million, due primarily to higher non-PBH project sales, including airframe, engine and component work, of approximately $5.7 million. This increase was primarily attributable to an increase in airframe and engine maintenance and modification projects completed during the current year quarter compared to the prior year quarter, both in Canada and in Norway. In addition there was an increase in third-party PBH revenue of $1.5 million compared to the prior year quarter, due to timing of maintenance events and the sales mix of PBH revenue.
Direct Costs
For the three months ended January 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Crew costs	$(110,465)	$(112,659)	$(2,194)	(2.0)%
Base and operations and other costs	(87,469)	(91,972)	(4,503)	(5.1)%
Maintenance	(65,733)	(74,469)	(8,736)	(13.3)%
Support costs	(39,815)	(42,697)	(2,882)	(7.2)%
	$(303,482)	$(321,797)	$(18,315)	(6.0)%

Direct costs increased by $18.3 million to $321.8 million compared to the prior year quarter. The increase in direct costs was due primarily to an increase in maintenance and base and operations and other costs in the current year quarter compared to the prior year quarter.
Crew costs, including salary, benefits, training and recruitment, increased by $2.2 million to $112.7 million compared to the prior year quarter. Crew costs have primarily increased due to contract activity levels increases in our Helicopter Services business. Additional crew costs were experienced as a result of new contract work primarily in the Western North Sea and Africa-Euro Asia regions of $3.9 million, inclusive of $1.2 million higher pension costs incurred in the Western North Sea compared to the prior year quarter. Higher crew costs of $1.1 million were also experienced in Brazil, partly due to increased crew training costs in the current year quarter. These were offset by a reduction in crew costs in certain other regions, particularly Australia, where changes in the level of customer activity reduced crew costs by $3.1 million. Crew costs were incurred only by our Helicopter Services segment.
Base and operations and other costs, which include our base operations, reimbursable costs, insurance costs and other external expenses, increased by $4.5 million to $92.0 million compared to the prior year quarter. The majority of base and operations and other costs related to our Helicopter Services segment, with $9.8 million related to our Heli-One segment. Base and operations and other costs for Helicopter Services remained flat compared to the prior year quarter. Base and operations and other costs in Heli-One increased by $4.1 million over the prior year quarter, primarily due to higher cost of sales for components sold to external customers.

Maintenance costs increased by $8.7 million to $74.5 million compared to the prior year quarter. Maintenance costs were primarily related to our Helicopter Services segment but were primarily incurred by Heli-One, which conducts maintenance work for Helicopter Services and also for external customers. Approximately two-thirds of these costs were related to Helicopter Services. Maintenance costs increased in the current year quarter compared to the prior year quarter due to $3.5 million of subcontracted maintenance costs on the EC225 fleet, additional costs in comparison to the prior year quarter due to the timing of maintenance events, offset by lower airframe completion costs. Our Helicopter Services segment incurred an additional $1.2 million of costs related to additional ongoing inspection costs on the EC225 aircraft. We will incur these additional costs until the permanent fix is rolled out to the industry by the OEM in fiscal 2015. The balance of the increase related to higher staffing costs in our new global distribution center, which opened in January 2014, and higher freight costs for parts distribution.
Support costs increased by $2.9 million to $42.7 million compared to the prior year quarter due to changes in salary and consulting costs at the global support and regional levels of $1.7 million, and $0.9 million of additional support costs being incurred for our Nigeria operations. The majority of support costs are incurred by Helicopter Services, with $6.7 million related to our Heli-One segment, which increased by $0.1 million over the prior year quarter.
Helicopter Lease and Associated Costs
Helicopter leasing costs increased by $4.1 million to $56.2 million, due primarily to an increase in new technologically advanced helicopter additions. We are continuing to acquire new technologically advanced helicopters to meet our customers’ needs as they continue production, exploration and development into deeper waters. We anticipate we will continue to finance helicopters through operating leases and may make strategic decisions as required to purchase certain helicopters outright. The purchase of helicopters allows for greater jurisdictional flexibility as some lease agreements restrict the movement of helicopters to certain countries.
General and Administrative Costs
General and administrative costs increased by $20.5 million to $39.2 million compared to the prior year quarter. The increase was primarily due to increased stock-based compensation expense of $22.6 million and additional costs of $1.3 million related to our initial public offering on the New York Stock Exchange. The stock-based compensation expense has increased primarily as a result of performance conditions under our 2011 Management Equity Plan being met at the time of our initial public offering (or IPO). For more information, see Note 21 of our unaudited consolidated financial statements for the three and nine months ended January 31, 2014 included elsewhere in this Quarterly Report on Form 10-Q. These increases were offset by lower information technology costs, relating to software implementation costs, and lower consulting and other salary costs incurred in the current year quarter compared to the prior year quarter.
Depreciation
Depreciation increased by $6.7 million to $35.4 million compared to the prior year quarter. The increase was primarily due to a depreciation review conducted in our Helicopter Services segment during the third quarter of fiscal 2013, with the effects of the review first showing in our results in the fourth quarter of 2013. We plan to exit certain helicopter types after the helicopters complete existing customer contracts over the period from 2014 to 2018. When we conducted our depreciation review, we reduced the useful lives and residual values of 18 helicopters that will be exited and the current year quarter reflects a higher rate of depreciation as a result. In our Heli-One segment depreciation increased primarily due to an increase in rotable parts which can be repaired and re-used for several years to service the new technologically advanced helicopters. Of the prior year quarter depreciation expense, $18.5 million was related to Heli-One, $9.7 million was related to Helicopter Services and $0.5 million was related to the Corporate segment. Of the current year quarter depreciation expense, $19.8 million was related to Heli-One, $15.3 million was related to Helicopter Services and $0.3 million was related to the Corporate segment.

Restructuring Costs
Restructuring costs decreased by $4.9 million to $0.0 million compared to the prior year quarter. Of the prior year quarter restructuring costs, $3.4 million was related to the Corporate segment and $1.5 million was related to Helicopter Services. No restructuring costs were incurred in the current year quarter.
Asset impairment
Asset impairment decreased by $7.9 million to $0.1 million compared to the prior year quarter. The decrease was due to the impairment of assets held for sale in the Helicopter Services segment, due to a worsening of market conditions in the prior year quarter. The prior and current year quarter asset impairment expense was related to Helicopter Services.
Interest on Long-Term Debt
Interest on long-term debt increased by $5.8 million to $39.8 million compared to the prior year quarter, primarily due to additional interest expense on the $300.0 million of senior unsecured notes which were issued on May 13, 2013 by CHC Helicopter S.A., our wholly owned subsidiary.
Foreign Exchange Gain (Loss)
Foreign exchange gain decreased by $15.3 million compared to the prior year quarter to a loss of $11.6 million, primarily due to the impact of the revaluation of net liabilities positions denominated in U.S. dollars in entities with Norwegian Kroner and Euro functional currencies.
Other Financing Charges
Other financing charges include the amortization of deferred financing costs, interest income and expense on cash balances and bank indebtedness and the net gain or loss on the fair value of derivative financial instruments. Other financing charges decreased by $5.1 million to $5.7 million primarily due to a net gain on the valuation of derivatives and embedded derivatives of $3.4 million and a lower net interest cost on bank accounts of $2.3 million compared to the prior year quarter.
Income Tax Expense
Income tax expense decreased by $37.6 million to an income tax expense of $6.7 million compared to the prior year quarter. The effective tax rate for the current year quarter is (13.1)% compared to (238.1)% in the prior year quarter. The below table provides a breakdown of the items which caused the change in income tax expense between the current year quarter and the prior year quarter:

(In thousands of U.S. dollars)	Increase/(decrease) in tax expense	Effective tax rate
Income tax expense at January 31, 2013	$44.3	(238.1)%
Rate differences in various jurisdictions and other foreign taxes	(14.7)
Non-deductible items	19.7
Functional currency adjustments	(7.1)
Valuation allowance	(31.7)
Other items	(3.8)
Income tax expense at January 31, 2014	$6.7	(13.1)%

The decrease in the income tax expense as compared to the prior year quarter was primarily due to the change in the valuation allowance and due to a lower proportion of income being earned in higher tax rate jurisdictions which was offset by an increase in non-deductible items. The change in valuation allowance of $31.7 million was primarily related to an increase in the valuation allowance against deferred tax assets in Australia, the United States, the Netherlands, Barbados and Norway in the prior year quarter. The increase in non-deductible items of $19.7 million was related primarily to a higher level of non-deductible interest due to tax legislative changes which have occurred in Norway and in the Netherlands, non-deductible stock option expenses and other non-deductible expenses. Income tax expense decreased by $14.7 million due to the decrease in taxable income in higher tax rate jurisdictions in the current year quarter as compared to the prior year quarter.

Our future effective income tax rate depends on various factors, such as the amount of income (loss) in each tax jurisdiction, tax regulations governing each jurisdiction, non-tax deductible expenses incurred as a percentage of pre-tax income, valuation allowances taken on losses in certain jurisdictions and the effectiveness of our tax planning strategies. Movements in our loss from continuing operations including the impact of this reduction in certain expenses may occur in jurisdictions where we are not recognizing the benefit of deferred tax assets, which could result in no corresponding movement in our income tax recovery (expense). In addition, a significant component of income tax expense for the current period and the prior period is represented by income taxes in certain jurisdictions, such as withholding taxes, which are not directly correlated to movements in the net loss from continuing operations before income tax.
Non-Controlling Interest
Net earnings allocated to non-controlling interest increased by $6.4 million to $2.1 million, due to net earnings in EEA Helicopters Operations B.V. (“EHOB”). See Note 2 of our interim unaudited consolidated financial statements for a further discussion on EHOB.

Segmented Results of Operations
Helicopter Services
For the three months ended January 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Operating revenue	$370,505	$375,343	$4,838	1.3%
Reimbursable revenue	41,865	41,853	(12)	0.0%
Total third-party revenue	412,370	417,196	4,826	1.2%
Internal revenue	1,540	2,118	578	37.5%
Total revenue	$413,910	$419,314	$5,404	1.3%
Direct costs (i)	(293,346)	(303,677)	(10,331)	(3.5)%
Earnings from equity accounted investees	850	2,072	1,222	143.8%
Adjusted EBITDAR	$121,414	$117,709	$(3,705)	(3.1)%
Adjusted EBITDAR margin (ii)	32.6%	31.2%	(1.4)%	(4.3)%
Flight Hours	39,462	38,362	(1,100)	(2.8)%
# of Helicopters	252	236	(16)	(6.3)%
Helicopter lease and associated costs	$(52,163)	$(56,216)	$(4,053)	(7.8)%
Average HE count (iii)	164.5	162.5	(2.0)	(1.2)%
HE Rate (iii)	$2,252	$2,310	$58	2.6%

(i)
In the prior year quarter, direct costs were comprised of crew costs of $110.5 million, base and operations and other costs of $86.4 million and maintenance and support costs of $96.4 million. In the current year quarter, direct costs were comprised of crew costs of $112.7 million, base and operations and other costs of $87.0 million and maintenance and support costs of $104.0 million.

(ii)
Adjusted EBITDAR margin is calculated as Adjusted EBITDAR divided by total revenue less reimbursable revenue. Cost reimbursements from customers are recorded as reimbursable revenue with the related reimbursement expense in direct costs.

(iii)
HE Rate is the third-party operating revenue from the Helicopter Services segment excluding reimbursable revenue divided by a weighted average factor corresponding to the number of heavy and medium helicopters in our fleet. Our heavy and medium helicopters, including owned and leased, are weighted at 100% and 50% respectively to arrive at a single HE count, excluding helicopters expected to be retired from our fleet. An average of this figure is used to calculate our HE Rate.

Helicopter Services Adjusted EBITDAR decreased by $3.7 million to $117.7 million compared to the prior year quarter. Adjusted EBITDAR margin decreased by 1.4% compared to the prior year quarter. The primary changes which positively impacted Adjusted EBITDAR for Helicopter Services as compared to the prior year quarter are as follows:

•
Adjusted EBITDAR was impacted by an increase in oil and gas activities in Southeast Asia, including East Timor and Malaysia, by $9.7 million, where contract wins and improved pricing increased Adjusted EBITDAR margin by 3.7%;

•
Adjusted EBITDAR increased from additional work with existing oil and gas customers in Western and Eastern North Sea, comprised of additional aircraft being supplied to existing customers and new contract wins in the Netherlands. The net effect of these wins improved Adjusted EBITDAR by $6.3 million and Adjusted EBITDAR margin by 2.4%;

•
The expiration of a SAR contract in the UK, offset by new SAR work in Ireland as a result of the transition of an existing customer to more technologically advanced helicopters, resulted in a net increase to Adjusted EBITDAR of $3.2 million. These changes resulted in a net increase in Adjusted EBITDAR margin by 1.2%; and

•	Adjusted EBITDAR and Adjusted EBITDAR margin increased by $3.9 million and 1.5% respectively due to new contract wins and higher activity in Equatorial Guinea and other African countries.

These improvements to Adjusted EBITDAR and Adjusted EBITDAR margin were offset primarily by the following factors which negatively impacted Adjusted EBITDAR compared to the prior year quarter:

•	Adjusted EBITDAR and Adjusted EBITDAR margin decreased by $11.7 million and 4.4% respectively in Australia due to contract completions;

•
In the Eastern North Sea, there was a reduction in ad-hoc and other non-recurring contract work which decreased Adjusted EBITDAR by $4.1 million and Adjusted EBITDAR margin by 1.6% compared to the prior year quarter;

•	Contract expirations in the Falkland Islands, Mozambique, Liberia and South Africa decreased Adjusted EBITDAR by $5.1 million and Adjusted EBITDAR margin by 1.9%; and

•
Adjusted EBITDAR decreased by $2.4 million in Kazakhstan primarily due to oil and gas customer requirements transitioning from exploration to production stage, which caused a reduction in helicopter demand and negatively impacted Adjusted EBITDAR margin by 0.9%.

In addition, we incurred certain additional costs in the current year quarter compared to the prior year quarter which negatively impacted Adjusted EBITDAR. These decreased Adjusted EBITDAR by $5.2 million and Adjusted EBITDAR margin by 2.0%. These costs were as follows:

•	Higher costs of $1.7 million were incurred in Nigeria, primarily due to higher crew costs compared to the prior year quarter;

•	Increased pension costs in Western North Sea decreased adjusted EBITDAR by $1.2 million; and

•	Higher costs incurred for additional ongoing inspection costs of EC225 aircraft and return to service costs.
The balance of the change in Adjusted EBITDAR relates to the results of our fleet operations, centralized costs and earnings from equity accounted investees compared to the prior year quarter. In the current year quarter, earnings from equity accounted investees have increased by $1.2 million.
Helicopter leasing costs increased by $4.1 million to $56.2 million, due primarily to an increase in technologically advanced helicopter operating leases entered into during the current year quarter, which have a higher lease cost. We are acquiring technologically advanced helicopters to meet customers’ needs as they continue exploration and development into deeper waters. We anticipate that we will continue to finance helicopters through operating leases and may make strategic decisions as required to purchase certain helicopters outright. The purchase of helicopters allows for greater jurisdictional flexibility as some lease agreements restrict the movement of helicopters to certain countries.
Heli-One
For the three months ended January 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Third-party revenue	$29,469	$36,698	$7,229	24.5%
Internal revenue	70,438	69,258	(1,180)	(1.7)%
Total revenue	$99,907	$105,956	$6,049	6.1%
Direct costs (i)	(81,510)	(89,497)	(7,987)	(9.8)%
Adjusted EBITDAR	$18,397	$16,459	$(1,938)	(10.5)%
Adjusted EBITDAR Margin (ii)	18.4%	15.5%	(2.9)%	(15.8)%

(i)
In the prior year quarter, direct costs were comprised of maintenance costs of $69.3 million and other costs of $12.2 million. In the current year quarter, direct costs were comprised of maintenance costs of $73.1 million and other costs of $16.4 million. Other costs include base and operations and other costs and support costs which for Heli-One include freight costs, consulting, insurance and other items.

(ii)	Adjusted EBITDAR margin is calculated as Adjusted EBITDAR divided by total revenue less reimbursable revenue, of which there was none in the Heli-One segment in the current and prior year quarters.

Heli-One’s Adjusted EBITDAR decreased by $1.9 million to $16.5 million and Adjusted EBITDAR margin declined by 2.9% compared to the prior year quarter. The primary changes compared to the prior year quarter were as follows:

•	Higher internal and external PBH revenue due to a favorable change in contract mix increased Adjusted EBITDAR margin by $6.0 million and impacted Adjusted EBITDAR margin by 9.2%;

•
There was an increase in Adjusted EBITDAR due to the timing of the completion engine work and exchange sales which resulted in a favorable impact of $4.1 million and impacted Adjusted EBITDAR margin by 6.3%;

•
There was an increase in certain externally subcontracted maintenance costs for EC225 aircraft on resumption of normal commercial operations, which decreased Adjusted EBITDAR by $3.5 million and Adjusted EBITDAR margin by 5.3% compared to the prior year quarter. In addition, maintenance costs were higher than the prior year quarter due to the timing of aircraft maintenance events, which includes EC225 aircraft maintenance, which decreased Adjusted EBITDAR by approximately $7.3 million and Adjusted EBITDAR margin by 11.1% compared to the prior year quarter; and

•
There were higher support costs incurred in the period, due in part to transition costs incurred as a result of our new global distribution center, which resulted in an unfavorable impact of $1.2 million on Adjusted EBITDAR and Adjusted EBITDAR margin of 1.8%.

Summary Results of Operations
(In thousands of U.S. dollars)

	For the nine months ended:
	January 31, 2013	January 31, 2014
Operating Revenue	$1,179,764	$1,188,317
Reimbursable Revenue	124,930	123,880
Total revenue	1,304,694	1,312,197
Operating Expenses
Direct costs (i)	(903,739)	(926,252)
Earnings from equity accounted investees	2,687	5,990
General and administration costs	(56,299)	(77,839)
Adjusted EBITDAR (ii)	347,343	314,096
Helicopter lease and associated costs	(149,390)	(166,661)
Depreciation	(84,646)	(106,158)
Restructuring costs	(8,617)	—
Asset impairments	(24,218)	(22,956)
Loss on disposal of assets	(9,019)	(1,943)
Operating income	71,453	16,378
Interest on long-term debt	(93,949)	(117,636)
Foreign exchange gain (loss)	6,982	(24,476)
Other financing charges	(22,435)	(1,615)
Loss from continuing operations before tax	(37,949)	(127,349)
Income tax expense	(50,606)	(17,489)
Loss from continuing operations	(88,555)	(144,838)
Earnings from discontinued operations, net of tax	1,024	—
Net loss	$(87,531)	$(144,838)
Net earnings (loss) attributable to:
Controlling interest	$(84,606)	$(149,324)
Non-controlling interest	(2,925)	4,486
Net loss	$(87,531)	$(144,838)
Non-GAAP Financial Measures:
Adjusted net loss (iii)	$(51,467)	$(83,099)
Adjusted EBITDAR excluding special items (ii)	347,343	339,177
Adjusted EBITDAR margin (ii)	29.4%	26.4%
Adjusted EBITDAR margin, excluding special items (ii)	29.4%	28.5%
HE Rate (iv)	$6,634	$6,582

(i)
Direct costs in the information above excludes helicopter lease and associated costs. These costs are combined in the consolidated statement of operations, which are included in the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(ii)
See “—Key Financial and Operating Metrics” for the definition and discussion of these non-GAAP measures. Additional information about our Adjusted EBITDAR, including a reconciliation of this measure to our consolidated financial statements is also provided in Note 20 of our unaudited interim consolidated financial statements for the three and nine months ended January 31, 2013 and 2014, each included elsewhere in this Quarterly Report on Form 10-Q. See below for our reconciliation of Adjusted EBITDAR margin and Adjusted EBITDAR margin excluding special items, which we have included because we consider these measures to be significant indicators of our financial performance and management use these measures to assist us in allocating available capital resources.

	For the nine months ended January 31,
	2013	2014
Adjusted EBITDAR	$347,343	$314,096
Adjusted EBITDAR excluding special items	347,343	339,177
Total revenues less reimbursable revenue	1,179,764	1,188,317
Adjusted EBITDAR margin	29.4%	26.4%
Adjusted EBITDAR margin, excluding special items	29.4%	28.5%
Adjusted EBITDAR excluding special items excludes stock-based compensation triggered by the initial public offering and expenses related to the initial public offering, including costs related to restructuring our compensation plan. This is reconciled to Adjusted EBITDAR as follows:

	For the nine months ended January 31,
	2013	2014
Adjusted EBITDAR excluding special items	$347,343	$339,177
Stock-based compensation	—	(22,518)
Expenses related to the initial public offering	—	(2,563)
Adjusted EBITDAR	$347,343	$314,096

(iii)
Adjusted net loss is a non-GAAP measure that has not been prepared in accordance with GAAP and has not been audited or reviewed by our independent auditors. This financial measure is therefore considered a non-GAAP financial measure. We have chosen to include adjusted net loss as it provides us with an understanding of the results from the primary activities of our business by excluding items such as stock-based compensation triggered by the initial public offering and expenses related to the initial public offering, including costs related to restructuring our compensation plans, asset dispositions, asset impairments, the revaluation of our derivatives and foreign exchange gain (loss), which is primarily driven by the translation of U.S. dollar balances in entities with a non-U.S. dollar functional currency. This measure excludes the net income or loss attributable to non-controlling interests. We believe that this measure is a useful supplemental measure as net loss includes these items, and these items are not meaningful indicators of our ongoing performance. A description of the adjustments to, and reconciliations of, this non-GAAP financial measure to the most comparable GAAP financial measure is as follows:

	For the nine months ended January 31,
	2013	2014
Adjusted net loss	$(51,467)	$(83,099)
Stock-based compensation	—	(22,518)
Expenses related to the initial public offering	—	(2,563)
Asset impairments	(24,218)	(22,956)
Loss on disposal of assets	(9,019)	(1,943)
Foreign exchange gain (loss)	6,982	(24,476)
Unrealized gain (loss) on derivatives	(6,884)	8,231
Net loss attributable to controlling interest	$(84,606)	$(149,324)

(iv)
The HE Rate is calculated as the third-party operating revenue from the Helicopter Services Segment excluding reimbursable revenue divided by a weighted average factor corresponding to the number of heavy and medium helicopters in our fleet for that period. Our heavy and medium helicopters, including owned and leased, are weighted at 100% and 50%, respectively, to arrive at a single HE count, excluding helicopters expected to be retired from our fleet. An average of this figure is used to calculate our HE Rate. See “—Key Financial and Operating Metrics” for discussion of this non-GAAP financial measure. See below for the reconciliation of HE Rate.

	For the nine months ended January 31,
	2013	2014
Helicopter Services total external revenue	$1,208,191	$1,212,561
Less: Reimbursable revenues	(124,930)	(123,880)
Helicopter Services operating revenue	$1,083,261	$1,088,681
Average HE count	163.3	165.4
HE Rate	$6,634	$6,582

Consolidated Results Summary
For the nine months ended January 31,
(In thousands of U.S. dollars)

	2013	2014	$ Change	% Change
Helicopter Services (i)	$1,208,191	$1,212,561	$4,370	0.4%
Heli-One	96,503	99,636	3,133	3.2%
Total revenue	1,304,694	1,312,197	7,503	0.6%
Direct costs (ii)	(903,739)	(926,252)	(22,513)	(2.5)%
Helicopter lease and associated costs	(149,390)	(166,661)	(17,271)	(11.6)%
Total direct costs	$(1,053,129)	$(1,092,913)	$(39,784)	(3.8)%
Flying hours	125,225	116,286	(8,939)	(7.1)%
# of helicopters	252	236	(16)	(6.3)%
Average HE count	163.3	165.4	2.1	1.3%
HE Rate	$6,634	$6,582	$(52)	(0.8)%

(i)	Includes revenue from customer reimbursement of fuel costs of $76.8 million for the nine months ended January 31, 2013 and $73.2 million for the nine months ended January 31, 2014.

(ii)	Includes $78.6 million in fuel costs for the nine months ended January 31, 2013, and $75.3 million for the nine months ended January 31, 2014.
Consolidated Results of Operations
Revenue
Revenue has increased by $7.5 million to $1,312.2 million compared to the prior year period, an increase of 0.6%.
Helicopter Services
For the nine months ended January 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Eastern North Sea	$271,873	$286,262	$14,389	5.3%
Western North Sea	302,124	311,299	9,175	3.0%
Americas	234,626	207,732	(26,894)	(11.5)%
Asia Pacific	258,064	261,849	3,785	1.5%
Africa-Euro Asia	135,554	142,627	7,073	5.2%
Other	5,950	2,792	(3,158)	(53.1)%
Total	$1,208,191	$1,212,561	$4,370	0.4%

The total external revenue for Helicopter Services increased by $4.4 million compared to the prior year period, with the results for the overall period influenced by the suspension of the EC225 helicopters primarily in the first six months of the current year period. The key variances by region were as follows:

•
Eastern North Sea. Revenues in the Eastern North Sea increased by $14.4 million compared to the prior year period, primarily due to new contract wins and higher levels of ad-hoc flying in the oil and gas sector in Norway, resulting in a $23.2 million increase in revenues, in addition to higher levels of reimbursable revenue of $3.7 million. The increase was offset in part due to lost revenue as a result of the EC225 suspension of $5.3 million and lower revenue of $7.2 million from certain continuing oil and gas customers.

•
Western North Sea. Revenues in the Western North Sea increased by $9.2 million compared to the prior year period, primarily due existing oil and gas customers requiring additional aircraft in Scotland, which generated additional revenue of $17.9 million. Revenue also increased in Ireland, with $11.8 million of additional revenue earned as a result of the transition of an existing customer to more technologically advanced helicopters, and in England, from short-term contract work which increased revenue by $6.1 million. These gains were offset by the expiration of a UK SAR contract which reduced revenue by $13.9 million, the expiry of a contract in Denmark of $7.4 million, and decreased ad-hoc work due to the EC225 suspension of $5.5 million.

•
Americas. Revenues in the Americas decreased by $26.9 million compared to the prior year period, primarily due to decreased revenue activity in Brazil of $21.3 million primarily as a result of the EC225 suspension. In addition the expiration of customer contracts in the Falkland Islands and Canada decreased revenue by $15.8 million. These decreases were offset in part by an $11.6 million increase in revenue from a contract win in Nicaragua for a medium helicopter contract which commenced in June 2013.

•
Asia Pacific. Asia Pacific revenues increased by $3.8 million compared to the prior year period, primarily as a result of new contract wins and contract modifications in Australia, East Timor and other South East Asia countries approximating $32.5 million. These increases were offset in part by the end of certain customer contracts and reductions in revenues earned with existing customers in Australia approximating $27.2 million, and by lost revenue of $1.9 million from the EC225 suspension.

•
Africa-Euro Asia. Africa-Euro Asia revenues increased by $7.1 million compared to the prior year period, primarily as a result of contract wins of $14.9 million and ad-hoc revenue of $1.1 million earned in Nigeria. Offsetting these increases were contract expirations in South Africa, Namibia and Liberia approximating $7.3 million and lower activity in Kazakhstan approximating $1.9 million.

Heli-One
Heli-One’s external revenue increased by $3.1 million compared to the prior year period. This was due primarily to an increase in PBH revenue of $2.4 million, generated from a favorable change in contract mix and timing of maintenance events, and $0.7 million of higher non-PBH project sales, including airframe, engine and component work, attributable to more airframe maintenance and modification projects completed during the current year period.
Direct Costs
For the nine months ended January 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Crew costs	$(320,438)	$(330,086)	$(9,648)	(3.0)%
Base and operations and other costs	(272,726)	(268,310)	4,416	1.6%
Maintenance	(190,817)	(196,837)	(6,020)	(3.2)%
Support costs	(119,758)	(131,019)	(11,261)	(9.4)%
	$(903,739)	$(926,252)	$(22,513)	(2.5)%

Direct costs increased by $22.5 million to $926.3 million compared to the prior year period. The increase in direct costs was due to an increase in crew, maintenance and support costs offset by lower base and operations and other costs compared to the prior year period.
Crew costs, including salary, benefits, training and recruitment, increased by $9.6 million to $330.1 million compared to the prior year period. Crew costs increased primarily due to changes in contract activity levels within our Helicopter Services business which have led to the hiring of additional crew. The increase in costs compared to the prior year period were experienced as a result of new contract work primarily in the Eastern and Western North Sea of $6.6 million, and in Nigeria by $3.3 million, where we have renewed presence in that country. These increases were offset by a reduction in crew costs in other regions due to changing levels of customer activity, including Asia Pacific, where costs declined by $1.7 million. Crew costs were incurred only by our Helicopter Services segment.

Base and operations and other costs, which include our base operations, reimbursable costs, insurance costs and other external expenses, decreased by $4.4 million to $268.3 million compared to the prior year period. The majority of base and operations and other costs related to our Helicopter Services segment, with $25.4 million related to our Heli-One segment, which have increased by $0.7 million over the prior year period. The change for both segments was due primarily to a change in our insurance costs over the prior year period as a result of the receipt of insurance recoveries which were offset by higher base costs incurred in Nigeria of $1.1 million in our Helicopter Services segment, and higher cost of sales for components sold to external customers in our MRO business.
Maintenance costs increased by $6.0 million to $196.8 million compared to the prior year period. Maintenance costs were primarily related to our Helicopter Services segment but are incurred by Heli-One, which conducts maintenance work for Helicopter Services and also for external customers. Approximately two-thirds of these costs were related to Helicopter Services. Maintenance costs during the period reflect cash and immediately available credits, received in light of the EC225 suspension, which were booked as reductions to maintenance costs as they related to short-term performance issues. We incurred $10.1 million of additional costs in the current period in preparing the EC225 helicopters for return to service. Furthermore, maintenance costs increased over the prior year period as a result of continued additional spend on rotable parts maintenance in our MRO business, where the costs incurred for the maintenance work on rotable parts are expensed as incurred. There was higher maintenance activity on helicopters used as replacements during the EC225 suspension and due to $3.5 million on the EC225 fleet resuming normal commercial operations due to externally subcontracted maintenance. These increases were offset by lower airframe completion costs in the current year period. Our Helicopter Services segment incurred an additional $2.4 million of costs related to additional ongoing inspection costs on the EC225 aircraft.
Support costs increased by $11.3 million to $131.0 million compared to the prior year period due primarily to $9.2 million of higher costs as a result of our new centralized flying operations center and additional support costs, including salary and consulting costs, and $2.6 million of additional support costs being incurred for the start up of our Nigeria operations. The balance of the change in support costs related to variations in the levels of contract activity at the regional level. The majority of support costs are incurred by Helicopter Services, with $20.2 million related to our Heli-One segment, which have decreased by $1.6 million over the prior year period, due to lower travel, salary and consulting costs at the support level in the current year period.
Helicopter Lease and Associated Costs
Helicopter leasing costs increased by $17.3 million to $166.7 million, due primarily to an increase in new technologically advanced helicopter additions. We are continuing to acquire new technologically advanced helicopters to meet our customers’ needs as they continue production, exploration and development into deeper waters. We anticipate we will continue to finance helicopters through operating leases and may make strategic decisions as required to purchase certain helicopters outright. The purchase of helicopters allows for greater jurisdictional flexibility as some lease agreements restrict the movement of helicopters to certain countries.
General and Administrative Costs
General and administrative costs increased by $21.5 million to $77.8 million compared to the prior year period. The increase was primarily due to increased stock-based compensation expense of $22.6 million and additional costs of $2.6 million related to our IPO on the New York Stock Exchange offset by other general costs. The stock-based compensation expense has increased primarily as a result of performance conditions under our 2011 Management Equity Plan being met at the time of our IPO. For more information, see Note 21 of our unaudited consolidated financial statements for the three and nine months ended January 31, 2014 included elsewhere in this Quarterly Report on Form 10-Q. These increases were offset by lower information technology costs relating to software implementation costs incurred in the current year period and due to lower consulting and other salary costs.

Depreciation
Depreciation increased by $21.5 million to $106.2 million compared to the prior year period. The increase is primarily due to a depreciation review conducted in our Helicopter Services segment during the third quarter of fiscal 2013, with the effects of the review first showing in our results in the fourth quarter of 2013. We plan to exit certain helicopter types after the helicopters complete existing customer contracts over the period from 2014 to 2018. When we conducted our depreciation review, we reduced the useful lives and residual values of 18 helicopters that will be exited and the current year period reflects a higher rate of depreciation as a result. In our Heli-One segment depreciation increased primarily due to an increase in rotable parts which can be repaired and re-used for several years to service the new technologically advanced helicopters. Of the prior year period depreciation expense, $55.6 million was related to Heli-One, $27.6 million was related to Helicopter Services and $1.5 million was related to the Corporate Segment. Of the current year period depreciation expense, $62.8 million was related to Heli-One and $43.1 million was related to Helicopter Services and $0.3 million was related to the Corporate Segment.
Restructuring Costs
Restructuring costs decreased by $8.6 million to $0.0 million compared to the prior year period. Of the prior year period restructuring costs, $5.8 million was related to the Corporate segment, $1.3 million was related to Heli-One and $1.5 million was related to Helicopter Services. No restructuring costs were incurred in the current year period.
Asset impairment
Asset impairment decreased to $23.0 million, compared to $24.2 million in the prior year period. The decrease was due lower impairment on embedded equity, compared to prior year period, offset by an increase in the impairment of assets held for sale in the Helicopter Services segment, due to changes in market conditions. Of the prior year period asset impairment, $24.1 million was related to Helicopter Services and $0.1 million was related to the Corporate segment. Of the current year period asset impairment expense, $21.9 million was related to Helicopter Services and $1.1 million was related to the Corporate segment.
Interest on Long-Term Debt
Interest on long-term debt increased by $23.7 million to $117.6 million compared to the prior year period due primarily to the interest on the additional $200.0 million in senior secured notes issued on October 5, 2012 and the $300.0 million of senior unsecured notes issued on May 13, 2013 by CHC Helicopter S.A., our wholly owned subsidiary. This was offset in part by a decrease in interest on our revolving credit facility of $3.0 million, due to lower usage of this facility.
Foreign Exchange Gain (Loss)
Foreign exchange loss increased by $31.5 million to a loss of $24.5 million compared to the prior year period, primarily due to the strengthening of the U.S. dollar denominated net liability positions in entities with Norwegian Kroner and Australian dollar functional currencies.
Other Financing Charges
Other financing charges include the amortization of deferred financing costs, interest income and expense on cash balances and bank indebtedness and the net gain or loss on the fair value of derivative financial instruments. Other financing charges decreased by $20.8 million to $1.6 million compared to the prior year period primarily from a $10.0 million fee settlement and by a net gain on the valuation of derivatives and embedded derivatives of $15.9 million. This was offset by higher net interest cost on bank accounts of $0.7 million, and $4.9 million of higher amortization of deferred financing fees.

Income Tax Expense
Income tax expense decreased by $33.1 million to $17.5 million compared to the prior year period. The effective tax rate for the current year period is (13.7)% compared to (133.4)% in the prior year period. The below table provides a breakdown of the items which caused the change in income tax expense between the current year period and the prior year period:

(In thousands of U.S. dollars)	Increase / (decrease) in tax expense	Effective tax rate
Income tax expense at January 31, 2013	$50.6	(133.4)%
Rate differences in various jurisdictions and other foreign taxes	(28.8)
Non-deductible items	34.4
Functional currency adjustments	(6.2)
Valuation allowance	(22.1)
Other items	(10.4)
Income tax expense at January 31, 2014	$17.5	(13.7)%

The decrease in the income tax expense as compared to the prior year period was due to an increase in non-deductible items and a lower valuation allowance offset by a change in rate differences in the various jurisdictions. The increase in non-deductible items of $34.4 million was related primarily to a higher level of non-deductible interest due to tax legislative changes which have occurred in Norway and in the Netherlands, non-deductible stock option expenses and other non-deductible expenses. The decrease in valuation allowance compared to the prior year period was due to a change in our assessment of the realizability of certain tax assets in future years in the prior year period of $22.1 million, primarily in relation to deferred tax assets in Australia, the United States, the Netherlands, Barbados and Norway. Other items include the impact of higher levels of non-taxable income in foreign jurisdictions, which decreased the tax expense by $9.9 million compared to the prior year period.
Our future effective income tax rate depends on various factors, such as the amount of income (loss) in each tax jurisdiction, tax regulations governing each jurisdiction, non-tax deductible expenses incurred as a percentage of pre-tax income, valuation allowances taken on losses in certain jurisdictions and the effectiveness of our tax planning strategies. Movements in our loss from continuing operations including the impact of this reduction in certain expenses may occur in jurisdictions where we are not recognizing the benefit of deferred tax assets, which could result in no corresponding movement in our income tax recovery (expense). In addition, a significant component of income tax expense for the current period and the prior period is represented by income taxes in certain jurisdictions, such as withholding taxes, which are not directly correlated to movements in the net loss from continuing operations before income tax.
Non-Controlling Interest
Net earnings allocated to non-controlling interest increased by $7.4 million to $4.5 million, due to net earnings in EEA Helicopters Operations B.V. (“EHOB”). See Note 2 of our interim unaudited consolidated financial statements for a further discussion on EHOB.

Segmented Results of Operations
Helicopter Services
For the nine months ended January 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Operating revenue	$1,083,261	$1,088,681	$5,420	0.5%
Reimbursable revenue	124,930	123,880	(1,050)	(0.8)%
Total third-party revenue	$1,208,191	$1,212,561	$4,370	0.4%
Internal revenue	3,677	3,896	219	6.0%
Total revenue	1,211,868	1,216,457	4,589	0.4%
Direct costs (i)	(870,452)	(863,171)	7,281	0.8%
Earnings from equity accounted investees	2,687	5,990	3,303	122.9%
Adjusted EBITDAR	$344,103	$359,276	$15,173	4.4%
Adjusted EBITDAR margin (ii)	31.7%	32.9%	1.2%	3.8%
Flight Hours	125,225	116,286	(8,939)	(7.1)%
# of Helicopters	252	236	(16)	(6.3)%
Helicopter lease and associated costs	$(149,390)	$(166,661)	$(17,271)	(11.6)%
Average HE count (iii)	163.3	165.4	2.1	1.3%
HE Rate (iii)	$6,634	$6,582	$(52)	(0.8)%

(i)
In the prior year period, direct costs were comprised of crew costs of $320.4 million, base and operations and other costs of $260.6 million and maintenance and support costs of $289.5 million. In the current year period, direct costs were comprised of crew costs of $330.1 million, base and operations and other costs of $254.9 million and maintenance and support costs of $278.2 million.

(ii)
Adjusted EBITDAR margin is calculated as Adjusted EBITDAR divided by total revenue less reimbursable revenue. Cost reimbursements from customers are recorded as reimbursable revenue with the related reimbursement expense in direct costs.

(iii)
HE Rate is the third-party operating revenue from the Helicopter Services segment excluding reimbursable revenue divided by a weighted average factor corresponding to the number of heavy and medium helicopters in our fleet. Our heavy and medium helicopters, including owned and leased, are weighted at 100% and 50% respectively to arrive at a single HE count, excluding helicopters expected to be retired from our fleet. An average of this figure is used to calculate our HE Rate.

Helicopter Services Adjusted EBITDAR increased by $15.2 million to $359.3 million and Adjusted EBITDAR margin increased by 1.2% compared to the prior year period. Adjusted EBITDAR improved in the North Sea, Africa-Euro Asia and in our Asia Pacific regions but was flat in the Americas. The primary changes which positively impacted Adjusted EBITDAR for Helicopter Services as compared to the prior year period are as follows:

•
Contract wins from several customers in the Eastern North Sea, offset by reduction in the current period compared to the prior year period of ad-hoc and other non-recurring work from certain customers, resulted in a net increase to Adjusted EBITDAR of $13.6 million. This increased Adjusted EBITDAR margin by 1.1%;

•
The expiration of a SAR contract in the UK offset by additional SAR work in Ireland, as a result of the transition of an existing customer to more technologically advanced helicopters, resulted in a net increase to Adjusted EBITDAR of $2.2 million and a positive impact to Adjusted EBITDAR margin of 0.2%;

•
Adjusted EBITDAR increased from existing additional work with oil and gas customers in Western North Sea, comprised of additional aircraft being supplied to existing customers and new contract wins in the Netherlands. The net margin due to these wins improved Adjusted EBIDAR by $4.8 million and Adjusted EBITDAR margin by 0.4%;

•
Adjusted EBITDAR was impacted by an increase in oil and gas activities in Southeast Asia, including East Timor, Indonesia and Malaysia, by $10.5 million, where contract wins and improved pricing increased Adjusted EBITDAR margin by 0.8%; and

•	Adjusted EBITDAR and Adjusted EBITDAR margin increased by $12.7 million and 1.0% respectively due to new contract wins for oil and gas customers in Africa and Central America.
These improvements to Adjusted EBITDAR and Adjusted EBITDAR margin were offset primarily by the following factors which negatively impacted Adjusted EBITDAR compared to the prior year period:

•	Adjusted EBITDAR and Adjusted EBITDAR margin decreased by $11.3 million and 0.9% respectively in Australia due to contract completions;

•
Adjusted EBITDAR decreased by $1.2 million in Kazakhstan due to oil and gas customer requirements transitioning from exploration to production causing a reduction in demand and negatively impacting Adjusted EBITDAR margin by 0.1%; and

•
Adjusted EBITDAR in the Americas decreased $9.5 million and Adjusted EBITDAR margin was impacted by 0.8% compared to the prior year period due to the expiration of customer contracts in the Falkland Islands.

In addition, we incurred certain additional costs in the current year period compared to the prior year period which negatively impacted Adjusted EBITDAR. These decreased Adjusted EBITDAR by $11.1 million and Adjusted EBITDAR margin by 0.9%. These costs were as follows:

•
Higher costs of $6.4 million were incurred in Nigeria compared to the prior year period, due to additional crew, base and other costs primarily associated with the set up and commencement of operations within Nigeria;

•	Increased pension costs in Western North Sea decreased adjusted EBITDAR by $1.2 million; and

•	Higher costs incurred for additional ongoing inspection costs of EC225 aircraft and return to service costs.
The balance of the change in Adjusted EBITDAR relates to changes in the results of operations in our other regions and fleet operations, from centralized costs and earnings from equity accounted investees compared to the prior year period. In the current year period, earnings from equity accounted investees have increased by $3.3 million.
Helicopter leasing costs increased by $17.3 million to $166.7 million, due primarily to an increase in technologically advanced helicopter operating leases entered into during the current year period, which have a higher lease cost. We are acquiring technologically advanced helicopters to meet customers’ needs as they continue exploration and development into deeper waters. We anticipate that we will continue to finance helicopters through operating leases and may make strategic decisions as required to purchase certain helicopters outright. The purchase of helicopters allows for greater jurisdictional flexibility as some lease agreements restrict the movement of helicopters to certain countries.
Heli-One
For the nine months ended January 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Third-party revenue	$96,503	$99,636	$3,133	3.2%
Internal revenue	217,421	207,725	(9,696)	(4.5)%
Total revenue	313,924	307,361	(6,563)	(2.1)%
Direct costs (i)	(252,613)	(273,315)	(20,702)	(8.2)%
Adjusted EBITDAR	$61,311	$34,046	$(27,265)	(44.5)%
Adjusted EBITDAR Margin (ii)	19.5%	11.1%	(8.4)%	(43.1)%

(i)
In the prior year period, direct costs were comprised of maintenance costs of $206.0 million and other costs of $46.6 million. In the current year period, direct costs were comprised of maintenance costs of $227.7 million and other costs of $45.6 million. Other costs include base and operations and other costs and support costs which for Heli-One include freight costs, consulting, insurance and other items.

(ii)	Adjusted EBITDAR margin is calculated as Adjusted EBITDAR divided by total revenue less reimbursable revenue, of which there was none in the Heli-One segment in the current and prior year periods.

Heli-One generates the majority of its revenue by supporting internal flying operations. Adjusted EBITDAR decreased by $27.3 million to $34.0 million and Adjusted EBITDAR margin decreased by 8.4% compared to the prior year period. The primary changes compared to the prior year period were as follows:

•
There was an increase in Adjusted EBITDAR of $5.1 million due to improved levels of maintenance efficiency and lower support costs compared to the prior year period, which positively impacted to Adjusted EBITDAR margin by 1.6%;

•
Increased costs were incurred compared to the prior year period related to the EC225 return to service, the maintenance of rotable parts to improve aircraft availability, and higher maintenance activity on helicopters used as replacements during the EC225 stand-down. This had an unfavorable impact on Adjusted EBITDAR of $15.0 million, which impacted Adjusted EBITDAR margin by 4.6%;

•
There was an increase in certain externally subcontracted maintenance costs for EC225 aircraft on resumption of normal commercial operations, which decreased Adjusted EBITDAR by $3.5 million and Adjusted EBITDAR margin by 1.1% compared to the prior year period; and

•
Increased costs were incurred in the current period following the expiration of aircraft warranties on newer S92A and AW139 aircraft, which resulted in additional maintenance spend in the current year period compared to the prior year period. This, combined with the timing of other aircraft maintenance events, had an unfavorable impact on Adjusted EBITDAR of $13.3 million, which impacted Adjusted EBITDAR margin by 4.1%.

FINANCIAL CONDITION AND SOURCES OF LIQUIDITY
Analysis of Historical Cash Flows
For the nine months ended January 31,
(In thousands of U.S. dollars)

	2013	2014
Cash provided by (used in) operating activities	$(26,288)	$18,485
Cash provided by financing activities	187,041	418,302
Cash used in investing activities	(157,027)	(121,486)
Effect of exchange rate changes on cash and cash equivalents	42	(21,957)
Change in cash and cash equivalents during the period	$3,768	$293,344

Cash Flows Provided by (Used In) Operating Activities
Cash flows provided by operating activities increased by $44.8 million compared to the prior year period due to improved cash flow results from operations, adjusted for non-cash items and working capital movements, of $47.6 million, offset by higher pension contributions of $1.3 million and higher cash payments for deferred lease financing costs of $1.5 million.
Pension contributions and benefits paid increased primarily due to the timing of funding compared with the prior year period and increased pension contributions in Norway in the current year period. Favorable changes of $76.3 million in working capital were driven by a decrease in receivables of $56.6 million, as the result of collections, $29.6 million of higher deferred revenue related to contract activity where customers have made advance payments, which was offset by a $5.4 million higher investment in inventory compared to the prior year period. Cash financing charges increased due to the issuance, by our wholly owned subsidiary CHC Helicopter S.A. of an additional $200.0 million in senior secured notes issued on October 5, 2012 and the $300.0 million of senior unsecured notes issued on May 13, 2013, compared to the prior year period.
One of our continued areas of focus is the improvement of our cash flows through operational growth. We have implemented a number of initiatives, but have not consistently decreased our use of cash in operations. No assurance can be given that our efforts to reduce operational cash requirements, including continued efforts to achieve greater cost efficiencies through our broad transformation program, will be effective. The business may not generate sufficient net cash from operating activities and future borrowings may not be available in amounts sufficient to enable us to service our debt or to fund our other liquidity needs. It is currently expected that the net cash from operating activities will, together with our ability to access financing through our new revolving credit facility, other financing markets, new operating leases and proceeds from the sale of helicopters and other assets, be sufficient to meet the on-going cash flow requirements. If we are unable to meet our debt obligations or fund other liquidity needs, alternative financing plans may need to be undertaken, such as refinancing or restructuring debt, selling assets, reducing or delaying capital investments or raising additional capital. See “Risk Factors – Risks Related to Our Net Losses and Our Indebtedness– Our level of indebtedness could affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage” in Part II below.
Cash Flows Provided By Financing Activities
Cash flows provided by financing activities increased by $231.3 million to $418.3 million compared to the prior year period primarily due to proceeds from the issuance by our wholly owned subsidiary CHC Helicopter S.A. of $300.0 million aggregate principal amount of senior unsecured notes on May 13, 2013 and from the net proceeds of our IPO on January 17, 2014. On our IPO, we sold 31,000,000 ordinary shares to the public at an offer price of $10.00 per share. Our IPO raised net cash proceeds of approximately $291.3 million, after deducting underwriting discounts and offering expenses paid to date of $18.7 million. In the prior year period, $202.0 million of senior secured notes were issued by one of our subsidiaries and no share capital was issued.

This net increase over the prior year period was partially offset by a increase in repayments net of draws on the revolving credit facility together with related party loans, of $148.7 million. A portion of the net proceeds from the IPO were used to repay the borrowings under our senior secured revolving credit facility on January 23, 2014. In addition, the net increase to cash flows provided by financing activities was offset by higher deferred financing costs of $10.2 million related to the issuance by our wholly owned subsidiary CHC Helicopter S.A. of $300.0 million aggregate principal amount of senior unsecured notes issued on May 13, 2013 and a new senior secured revolving credit facility arrangement entered into on January 23, 2014, as described below under "Sources of Liquidity". The related party loan transactions are described in Note 17 to the unaudited interim consolidated financial statements for the three and nine months ended January 31, 2014 included elsewhere in this Quarterly Report on Form 10-Q.
Cash Flows Used In Investing Activities
Cash flows used in investing activities decreased by $35.5 million to $121.5 million compared to the prior year period due primarily to an increase on proceeds received from the disposal of property and equipment of $236.7 million offset by higher property and equipment additions of $155.6 million. Proceeds from the disposal of property and equipment primarily increased in the current year period due to a higher level of sale and leaseback activity. Property and equipment additions increased due to a higher level of lease buyout and helicopter purchase activity compared to the prior year period. In addition, there was an increase in cash outflows of $52.9 million from a higher level of helicopter deposits in the current year period compared to the prior year period.
Distributions of $2.3 million from our equity accounted investments were received in the current year period, compared to $0.7 million in the prior year period.

Liquidity and Sources of Liquidity
At January 31, 2014, our liquidity totaled $774.7 million, which was comprised of cash and cash equivalents of $417.1 million, unused capacity under the new revolving credit facility of $329.9 million, net of letters of credit of $45.1 million, plus undrawn overdraft facilities of $27.7 million. Our cash requirements include our normal operations as well as our debt and other contractual obligations as discussed under the caption “Future Cash Requirements” below.
The ability to satisfy long-term debt obligations, including repayment of principal and interest will depend on future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. Our earnings and cash flow may vary significantly from year to year. As a result, the amount of debt that can be managed in some periods may not be appropriate in other periods. In addition, future cash flows may be insufficient to meet debt obligations and commitments, including our senior notes, and our senior secured revolving credit facility. Any insufficiency could negatively impact the business. In addition, each of the indentures governing our senior unsecured notes and senior secured notes allows us to incur additional indebtedness. The incurrence of additional indebtedness could negatively affect the repayment of principal and interest on the debt, including the senior unsecured notes and senior secured notes. We may face delays in obtaining cash from our subsidiaries in certain jurisdictions to fund future cash requirements due to central banking legislation or other regulations in these jurisdictions. These restrictions have not and are not expected to have an impact on our ability to meet our obligations. We believe that our existing and future cash flows, as well as our ability to access financing through the senior secured credit facility, other financing markets, new operating leases and proceeds from the sale of helicopters and other assets are sufficient to meet our on-going cash flow requirements. Similarly, we expect that our transformation program will generate new initiatives to create greater liquidity. However, our net earnings have been insufficient to cover our fixed charges since 2008. If cash flow from operations is insufficient to satisfy the debt obligations, alternative financing plans may need to be undertaken, such as refinancing or restructuring the debt, selling assets, reducing or delaying capital investments or raising additional capital or indebtedness. Any alternative financing plans that may be undertaken by us, if necessary, may not be sufficient to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, including obligations under the notes, or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations and prospects. See “Risk Factors – Risks Related to Our Net Losses and Our Indebtedness– Our level of indebtedness could affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage” in Part II below.

Sources of Liquidity
On October 5, 2012, our wholly owned subsidiary CHC Helicopter S.A. issued $200.0 million of senior secured notes. The additional $200.0 million of senior secured notes were issued under the same indenture that governs the $1.1 billion of senior secured notes that were previously issued in October 2010. The senior secured notes are guaranteed by CHC Group Ltd., 6922767 Holding S.à r.l. and certain of 6922767 Holding S.à r.l.’s direct and indirect wholly-owned subsidiaries on a joint and several basis. The additional senior secured notes in an aggregate principal amount of $200.0 million were issued at 101.0% of par value, bear interest at an annual rate of 9.25% with semiannual interest payments due on April 15 and October 15 and mature on October 15, 2020. The gross proceeds from the senior secured notes of $202.0 million were used to repay a portion of the outstanding borrowings under our senior secured revolving credit facility. We also incurred financing fees of $3.8 million, which are being amortized over the term of the senior secured notes.
On May 13, 2013, our wholly owned subsidiary CHC Helicopter S.A issued an aggregate principal amount of $300.0 million of senior unsecured notes at par value, bearing interest at an annual rate of 9.375% with semi-annual interest payments due on June 1 and December 1 and mature on June 1, 2021. The senior unsecured notes are guaranteed by CHC Group Ltd., 6922767 Holding S.à r.l. and certain of 6922767 Holding S.à r.l.’s direct and indirect wholly-owned subsidiaries on a joint and several basis. The net proceeds from the notes were used to repay the borrowings under our senior secured revolving credit facility. We also incurred financing fees of approximately $6.0 million, which will be amortized over the term of the senior unsecured notes.
During the period, we issued ordinary shares for net cash proceeds of $291.3 million as part of our IPO on the New York Stock Exchange. A portion of the net proceeds from the offering were used to repay the borrowings under our senior secured revolving credit facility on January 23, 2014. On February 7, 2014, our wholly owned subsidiary CHC Helicopter S.A redeemed $130.0 million of the senior secured notes at a redemption price of 103% of the principal plus paid accrued and unpaid interest of $3.7 million. A loss on extinguishment of $7.7 million was incurred.
On February 20, 2014, the underwriters in our recent IPO exercised an option to purchase 3,000,000 ordinary share at $10.00 per share. An underwriting discount of $1.6 million was paid.
On January 23, 2014 we entered into a new revolving credit facility for $375.0 million held by a syndicate of financial institutions for a term of five years and bearing interest at the Alternate Base Rate, LIBOR, Canadian Prime Rate, CDOR or EURIBOR, plus an applicable margin that ranges from 3.50% to 4.50%, subject to a leverage-based step-down of 0.75%. The new revolving credit facility is secured on a priority basis and ranks equally with the senior secured note holders except for payments upon enforcement and insolvency, where the revolving credit facility will rank before the senior secured note holders. The senior secured notes and new revolving credit facility are guaranteed on a first-priority lien basis by most of our subsidiaries on a joint and several basis. For information about the financial position and results of operations of our non-guarantor subsidiaries, see Note 23 of our unaudited interim consolidated financial statements for the three and nine months ended January 31, 2014 included elsewhere in this Quarterly Report on Form 10-Q.
To assist with future growth opportunities, a key initiative of our transformation program is to create greater liquidity through the implementation of new cost control measures such as optimizing the procurement of capital expenditures and inventory, working capital improvements and optimization of customer contracts and improved profit growth. A more detailed review of other sources of liquidity such as asset securitizations, additional lease financing and alternative market financing is currently underway.
Future Cash Requirements
Operating Lease Commitments
We are party to helicopter operating leases with 19 lessors in respect of 165 helicopters included in our fleet as of January 31, 2014. As of January 31, 2014, these leases had expiry dates ranging from fiscal 2014 to 2026. We have the option to purchase the majority of our leased helicopters for agreed amounts that do not constitute bargain purchase options, but have no commitment to do so. With respect to such leased helicopters, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at our expense. We will either perform this work internally through our Heli-One business or have the work performed by an external repair and overhaul service provider. For more information, see Note 18 of our unaudited consolidated financial statements for the three and nine months ended January 31, 2014 included elsewhere in this Quarterly Report on Form 10-Q.

At January 31, 2014, we had commitments with respect to operating leases for helicopters, buildings, land and equipment. The net present value of our operating lease commitments at January 31, 2014 was $1,166.0 million. We have calculated the net present value based on our minimum lease payments, excluding any contingent rentals, using a 9% discount rate. See Note 18 of our unaudited consolidated financial statements for the three and nine months ended January 31, 2014 included elsewhere in this Quarterly Report on Form 10-Q on our minimum lease payments. For helicopter leases expiring in the next twelve months, we have the option to refinance these leases, purchase the helicopters or return the helicopters under the agreement terms.
The terms of certain of our helicopter lease agreements impose operating and financial limitations on us. Such agreements limit the extent to which we may, among other things, incur indebtedness and fixed charges relative to our level of consolidated adjusted earnings before interest, taxes, depreciation and amortization.
Generally, in the event of a covenant breach by us under our leases, the lessor has the option to terminate the lease and require the return of the helicopter that is subject of the leases , with the repayment of any arrears of related lease payments plus the present value of all future related lease payments and certain other amounts, which could be material to our financial position. The helicopters would then be sold and the surplus, if any, returned to us. Alternatively, we could exercise our option to purchase the helicopters.
Other Commitments
As at January 31, 2014, we have committed to purchase 33 new helicopters and the total required additional expenditures for these helicopters is approximately $878.1 million. These helicopters are expected to be delivered in fiscal 2014 ($124.5 million), 2015 ($378.2 million) and 2016 to 2017 ($375.4 million) and will be deployed in our Helicopter Services segment. We intend to enter into leases for these helicopters or purchase them outright upon delivery from the manufacturer. We have also committed to purchase $66.5 million of helicopter parts by October 31, 2015 and $100.0 million of heavy helicopters from Airbus Helicopters prior to December 31, 2016. Furthermore, as of January 31, 2014, we had the option to purchase 25 additional helicopters.
Variable Interest Entities
We have a variable interest in certain entities that are not consolidated, as we are not the primary beneficiary, which provide operating lease financing to us and an entity that provides flying services to third-party customers. At January 31, 2014, we had operating leases for 78 helicopters with variable interest entities, or VIEs, that were not consolidated. See Note 2 of the unaudited interim consolidated financial statements as of January 31, 2014 included elsewhere in this Quarterly Report on Form 10-Q.
Guarantees
We have provided limited guarantees to third parties under some of our operating leases relating to a portion of the values of the helicopters at the termination of the leases. The leases have terms expiring between fiscal 2014 and 2024. At January 31, 2014, our exposure under the asset value guarantees, including guarantees in the form of funded and unfunded residual value guarantees, rebateable advance rentals and deferred payments is approximately $237.4 million .
Contingencies
We have exposure for certain legal matters as disclosed in Note 19 to the unaudited interim consolidated financial statements for the three and nine months ended January 31, 2014 included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes in our exposure to contingencies since January 31, 2014.
Covenants and Contractual Adjusted EBITDA
The Company’s senior secured notes, senior unsecured notes, new revolving credit facility, other long-term debt obligations and certain helicopter lease agreements impose operating and financial limitations on the Company through financial covenants, which among other things, limit the ability to incur additional indebtedness, create liens, sell or sublease assets, engage in mergers or acquisitions and make dividend and other payments.

Contractual Adjusted EBITDA is a non-GAAP financial measure which is calculated based on the consolidated results of CHC Group Ltd. and on the consolidated results our subsidiary 6922767 Holding S.à.r.l. in order to satisfy the requirements of our obligations under the above noted arrangements. Contractual Adjusted EBITDA is calculated by adding to or subtracting from the consolidated net earnings (loss) of CHC Group Ltd and our subsidiary 6922767 Holding S.à.r.l., certain of the adjustment items permitted in calculating covenant compliance under the applicable indenture governing our senior secured notes, our senior unsecured notes and our existing senior secured revolving credit facility. We describe these adjustments to net earnings (loss) in the table below. Contractual Adjusted EBITDA is a supplemental measure of our ability to service indebtedness that is not required by, or presented in accordance with, U.S. GAAP.
Contractual Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net earnings (loss) or other performance measures derived in accordance with U.S. GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. In addition, Adjusted EBITDA as presented herein may not be comparable to similarly titled measures of other companies. We use Contractual Adjusted EBITDA as a measure to calculate certain financial covenants related to our new revolving credit facility, the senior secured notes indenture and the senior unsecured notes indenture. Under the new revolving credit facility agreement, the Company must maintain a ratio of 2.5 to 1 or less of first priority net debt as defined in the new revolving credit facility agreement to Contractual Adjusted EBITDA. If the financial covenant is not maintained, repayment of the new revolving credit facility can be accelerated. Under the new revolving credit facility agreement, senior secured notes indenture and senior unsecured notes indenture, the Company must meet certain Contractual Adjusted EBITDA ratios to incur additional indebtedness above the permitted indebtedness as defined in the new revolving credit facility agreement, senior secured notes indenture and senior unsecured notes indenture. To incur additional indebtedness which is not otherwise permitted, the Company must have a Contractual Adjusted EBITDA to fixed charges ratio as defined in the new revolving credit facility agreement, senior secured notes indenture and senior unsecured notes indenture that is equal to or greater than 2.0 to 1.0. However, if the indebtedness is secured by a lien then the Company must also have a total secured indebtedness, net of cash, to Contractual Adjusted EBITDA ratio as defined in the revolving credit facility agreement and notes indenture that is less than or equal to 5.0 to 1.0.
Contractual Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for net earnings (loss), cash flow or other methods of analyzing our results as reported under U.S. GAAP. Some of these limitations are:

•	Contractual Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Contractual Adjusted EBITDA does not reflect the cash requirements necessary to service principal payments on our indebtedness;

•	Contractual Adjusted EBITDA does not reflect the cash requirements to pay our taxes;

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Contractual Adjusted EBITDA does not reflect any cash requirements for such replacements; and

•	Contractual Adjusted EBITDA is not adjusted for all cash and non-cash income or expense items that are reflected in our statements of cash flow.
Because of these limitations, Contractual Adjusted EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business or as a measure of cash that will be available to us to meet our obligations.

Set forth below is a reconciliation of net loss to Contractual Adjusted EBITDA derived from the consolidated financial statements of CHC Group Ltd. and from the consolidated financial statements of our subsidiary 6922767 Holding S.à.r.l. for the last twelve months ended January 31, 2014. As of January 31, 2014, we were in compliance with all financial covenants contained in the agreements governing our outstanding indebtedness.

	6922767 Holding S.à.r.l	CHC Group Ltd.
(In thousands of U.S. dollars)	For the last twelve months ended January 31, 2014	For the last twelve months ended January 31, 2014
Net loss	$(166,789)	$(173,792)
Discontinued operations	(1)	(1)
Earnings from equity accounted investees, net of cash distributions received	(4,411)	(4,411)
Fixed charges (a)	138,332	138,469
Other financing charges	53,278	53,167
Income tax expense	21,323	21,336
Amortization	153,438	153,438
Asset impairment charge (b)	27,604	28,717
Loss on disposal of assets	8,407	8,407
Restructuring costs	4,393	4,393
Business optimization costs	3,113	3,113
Stock-based compensation expense	23,259	23,259
Amortization of deferred charges (c)	3,453	3,453
Amortization of advanced helicopter rental payments	3,778	3,778
Unusual/non-recurring costs (d)	22,099	24,661
Investment/acquisition/permitted disposal (e)	—	—
Pension adjustment (f)	(14,785)	(14,785)
Pro-forma capital lease adjustment (g)	—	—
Contractual Adjusted EBITDA (h)	$276,491	$273,202

(a)
Fixed charges include interest expense, the interest component of payments associated with capital lease obligations, net of interest income, and pro-forma adjustments as per the applicable indenture governing the senior secured notes and the senior unsecured notes. The amortization of debt issuance costs and financing fees are excluded from fixed charges.

(b)	Asset impairment charge includes impairment (recovery) of funded residual value guarantees, impairment of assets held for sale, impairment of assets held for use and impairment of intangible assets.

(c)	Amortization of initial costs on leased helicopters.

(d)	Unusual or non-recurring costs that include professional fees.

(e)	Costs incurred related to potential investment, acquisitions and divestures.

(f)	This is an adjustment to arrive at the current service cost of the pension.

(g)	This is a pro-forma adjustment resulting from the capitalization of certain operating leases.

(h)
Contractual Adjusted EBITDA for the periods presented does not include the pro forma effect of helicopter acquisitions or disposals. However, the new revolving credit facility and the applicable indenture governing the senior secured notes and the senior unsecured notes permit us to calculate Contractual Adjusted EBITDA for purposes of the applicable covenants contained therein, giving pro forma effect to helicopter acquisitions, net of disposals.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Form S-1 Registration Statement which was declared effective by the SEC on January 16, 2014 and in our prospectus dated January 16, 2014 filed with the SEC on January 21, 2014 pursuant to Rule 424(b) under the Securities Act, for a discussion of our critical accounting policies. There have been no material changes to our critical accounting policies and estimates.
Recent Accounting Pronouncements
See Note 1 in the interim unaudited consolidated financial statements for the three and nine months ended January 31, 2014, contained elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to certain market risks arising from the use of financial instruments in the ordinary course of business. This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk and interest rate risk as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Form S-1 Registration Statement which was declared effective by the SEC on January 16, 2014 and in our prospectus dated January 16, 2014 filed with the SEC on January 21, 2014 pursuant to Rule 424(b) under the Securities Act, and Note 1 in the “Notes to Interim Consolidated Financial Statements (Unaudited)” included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our quantitative and qualitative disclosures about market risk.

ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2014. Based upon this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q.
Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all of our control issues and all instances of fraud, if any. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three and nine months ended January 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we may be involved in various legal proceedings and claims. The outcome of any litigation, regardless of its merits, is inherently uncertain. Any claims and other lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert management attention from executing our business plan, lead to attempts on the part of other parties to seek similar claims.
In general, the resolution of a legal matter could prevent us from offering our service to others, could be material to our financial condition or cash flows, or both, or could otherwise adversely affect our operating results.

ITEM 1A. RISK FACTORS
The risks described below could have a material adverse impact on our financial position, results of operations, liquidity and cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed below. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider not to be material to our operations. You should not consider this list to be a complete statement of all risks and uncertainties.
Risks Related to Our Net Losses and Indebtedness
We have a history of net losses.
We have incurred net losses in the past five years, including approximately $67.1 million, $96.2 million, $116.5 million and $144.8 million in the last three fiscal years ended April 30, 2011, 2012 and 2013, and the nine months ended January 31, 2014, respectively, and on a cumulative basis since our inception. Our net losses during this five-year period have resulted from a number of factors, including non-cash impairments of goodwill and other assets totaling $919.0 million and interest charges related to substantial leverage incurred to acquire additional helicopters and grow our business. We may continue to incur net losses in the future and our net losses may increase in the future, including as a result of our planned helicopter acquisitions, and we cannot assure you that we will achieve or sustain profitability, or that we will continue to generate sufficient cash flow and liquidity through access to the capital markets to meet our debt and interest obligations as and when they become due.
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage.
We are highly leveraged. As of January 31, 2014, our total indebtedness was $1,690.3 million. Our level of indebtedness could have important consequences to you. For example, it could:
•increase our vulnerability to general adverse economic and industry conditions;
•limit our ability to fund future capital expenditures and working capital, to engage in future acquisitions or development activities, or to otherwise realize the value of our assets and opportunities fully because of the need to dedicate a substantial portion of our cash flow from operations to payments of interest and principal on our debt or to comply with any restrictive terms of our debt;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•impair our ability to obtain additional financing in the future; and
•place us at a competitive disadvantage compared to our competitors that have less debt.
If we fail to comply with the covenants or other terms of any agreements governing our indebtedness, our creditors may have the right to accelerate the maturity of that debt and, in the case of our secured debt, foreclose upon the collateral securing that debt. Realization of any of these factors could adversely affect our financial condition.

In addition, if we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:
•refinancing or restructuring our debt;
•selling assets;
•reducing or delaying capital investments; or
•seeking to raise additional capital.

However, any alternative financing plans that we undertake, if necessary, might not allow us to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, including our obligations under our outstanding senior notes, or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations or prospects.
Failure to comply with covenants contained in certain of our lease agreements could limit our ability to maintain our leased helicopter fleet and could adversely affect our business.
The terms of our helicopter lease agreements contain covenants that impose operating and financial limitations on us. Such lease agreements limit, among other things, our ability to utilize helicopters in certain jurisdictions and/or sublease helicopters, and may contain restrictions upon a change of control. A breach of lease covenants could result in an obligation to repay amounts outstanding under the lease. If such an event occurs, we may not be able to pay all amounts due under the leases or refinance such leases on terms satisfactory to us or at all, which could have a material adverse effect on our business, financial condition and results of operations. We have in prior periods entered into discussions with specific lessors for covenant resets, amendments and waivers when we have anticipated to fail covenant obligations, and in other instances received financial support from our shareholders to avoid covenant breaches. While we do not currently anticipate any breaches, no assurance can be made that we will not in the future, or that we will be successful in negotiating covenant resets, amendments or waivers, as necessary, or that financial support will be available.
Risks Related to Our Business and Industry
Many of the markets in which we operate are highly competitive, which may result in a loss of market share or a decrease in revenue or profit margins.
Many of the markets in which we operate are highly competitive, which could result in a loss of market share or a decrease in revenue or profit margins. Contracting for helicopter services is usually done through a competitive bidding process among those having the necessary equipment and resources. Factors that affect competition in our industry include price, reliability, safety, professional reputation, helicopter availability, equipment and quality of service. We compete against a number of helicopter operators including the other major global commercial helicopter operator, and other local and regional operators. There can be no assurance that our competitors will not be successful in capturing a share of our present or potential customer base. In addition, many oil and gas companies and government agencies to which we provide services have the financial ability to perform their own helicopter flying operations in-house should they elect to do so.
The main MRO competitors to our Heli-One business are the OEMs of helicopters and helicopter components. As such, our main competitors in this industry are also our main parts suppliers and MRO license providers. A conflict with the OEMs could result in our inability to obtain parts and licenses in a timely manner in required quantities and at competitive prices. In addition, the OEMs hold greater inventory of helicopter components, have more extensive operational experience and significantly greater capital resources. These, in turn, could have a material adverse effect on our business, financial condition or results of operations.
We rely on a limited number of large offshore helicopter support contracts with a limited number of customers. If any of these are terminated early or not renewed, our revenues could decline.
We rely on a limited number of large offshore helicopter support contracts with a limited number of customers. For the fiscal year ended April 30, 2013, revenue from Statoil ASA totaling $245.9 million and Petrobras totaling $247.1 million were each approximately 14% of our total revenues. For the fiscal year ended April 30, 2013, our top ten customers accounted for approximately 60% of our total revenues. Many of our contracts contain clauses that allow for early termination by the customer for convenience if exercised, could have a material adverse effect on our business, financial condition or results of operations.

Operating helicopters involves a degree of inherent risk and we are exposed to the risk of losses from safety incidents.
Hazards, such as helicopter accidents, adverse weather conditions, darkness, collisions and fire are inherent in furnishing helicopter services and can result in personal injury and loss of life, accidents, reduced number of flight hours, severe damage to and destruction of property and equipment and suspension of operations or grounding of helicopters. For example, on October 22, 2012, one of our EC225 helicopters made a controlled water landing in the North Sea with no injuries to crew or passengers. All flights of all operators using the same type of helicopter were subsequently suspended for the duration of a lengthy investigation and corrective action from the manufacturer. In addition, on August 23, 2013, one of our AS332L2 helicopters was involved in an accident in the North Sea, resulting in four fatalities among the 16 passengers and two crew members on board. The cause of the accident is not yet known and full investigations are being carried out. We voluntarily restricted the use of this model of helicopter worldwide and in the United Kingdom for a limited period. As of January 31, 2014, our global fleet of AS332L2 helicopters had returned to commercial operations. In addition to any loss of property or liability associated with helicopter crashes, our revenue, profitability and margins would decline to the extent any of our helicopters were voluntarily or mandatorily grounded. While we seek to mitigate the financial impact of such risks and preserve our rights through commercial and other arrangements with all those involved, when available, these mitigation efforts may not be successful or available for all incidents. Our performance, profitability and margins may fluctuate from period to period as a result of such incidents and our mitigation efforts.
If we are unable to mitigate potential losses through a robust safety management and insurance coverage program, our financial condition would be jeopardized in the event of a safety or other hazardous incident.
We attempt to protect ourselves against potential losses through our safety management system and insurance coverage. However, portions of our insurance coverage are subject to deductibles and maximum coverage amounts, and we do not carry insurance against all types of losses. We cannot ensure that our existing coverage will be sufficient to protect against all losses, that we will be able to maintain our existing coverage in the future or that the premiums will not increase substantially, including potentially, in connection with the AS332L2 accident that occurred in August 2013. Our safety management system may not be effective. In addition, terrorist activity, risk of war, accidents or other events could increase our insurance premiums. Our inability to renew our aviation insurance coverage or the loss, expropriation or confiscation of, or severe damage to, a large number of our helicopters could adversely affect our operations and possibly our financial condition and results of operations. Furthermore, we are not insured for loss of profit, loss of use of our helicopters, business interruption or loss of flight hours. The loss of, or limited availability of, our liability insurance coverage, inadequate coverage from our liability insurance or substantial increases in future premiums could have a material adverse effect on our business, financial condition and results of operations.
Failure to maintain standards of acceptable safety performance could have an adverse impact on our ability to attract and retain customers and could adversely impact our reputation, operations and financial performance.
Our customers consider safety and reliability as the two primary attributes when selecting a provider of helicopter transportation services. If we fail to maintain standards of safety and reliability that are satisfactory to our customers, our ability to retain current customers and attract new customers may be adversely affected. Moreover, helicopter crashes or similar disasters of another helicopter operator could impact customer confidence and lead to a reduction in customer contracts or result in the grounding of our helicopters, particularly if such helicopter crash or disaster were due to a safety fault in a type of helicopter used in our fleet. In addition, the loss of any helicopter as a result of an accident could cause significant adverse publicity and the interruption of air services to our customers, which could adversely impact our reputation, operations and financial results. Our helicopters have been involved in accidents in the past, some of which have included loss of life and property damage.
Negative publicity may adversely impact us.
Media coverage and public statements that insinuate improper actions by us, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation or governmental investigations by regulators. Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs and divert resources. Negative publicity may have an adverse impact on our reputation and the morale of our employees, which could adversely affect our business, financial condition or results of operations.

Our fixed operating expenses and long-term contracts with customers could adversely affect our business under certain circumstances.
Our profitability is directly related to demand for our helicopter services. Because of the significant expenses related to helicopter financing, crew wages and benefits, lease costs, insurance and maintenance programs, a substantial portion of our operating expenses are fixed and must be paid even when certain helicopters are not actively servicing customers and thereby generating income. A decrease in our revenues could therefore result in a disproportionate decrease in our earnings, as a substantial portion of our operating expenses would remain unchanged. Similarly, the discontinuation of any rebates, discounts or preferential financing terms offered to us by helicopter manufacturers would have the effect of increasing our fixed expenses, and without a corresponding increase in our revenues, would negatively impact our results of operations. We expect our maintenance costs to increase to a level comparative to normal activity as the EC225 has returned to commercial operations. Nonetheless, no assurance can be given that our costs will be comparable on a period to period basis, particularly when incidents may impact our helicopters.

Our long-term helicopter services and Heli-One contracts contain pre-determined price escalation terms and conditions. Although supplier costs and other cost increases are passed through to our customers through rate increases where possible, these escalations may not be sufficient to enable us to recoup increased costs in full. In addition, because many of our contracts are long-term in nature, cost increases may not be adjusted in our contract rates until the contracts are up for renewal. In particular, in our Heli-One business, approximately 28% and 34% of our third-party Heli-One revenue in the 2012 and 2013 fiscal years, respectively, was derived from PBH contracts, where the customer pays a ratable monthly charge, typically based on the number of hours flown, for all scheduled and un-scheduled maintenance. It can be difficult to correctly estimate the cost of providing maintenance on a PBH basis. There can be no assurance that we will be able to estimate costs accurately or recover increased costs by passing these costs on to our customers. In the event that we are unable to do so, the profitability of our customer contracts and our business, financial condition and results of operations could be materially and adversely affected.
We depend on a small number of helicopter manufacturers.
We contract with only four manufacturers of heavy and medium helicopters: Airbus Helicopters (formerly Eurocopter), Sikorsky, Agusta Westland and Bell. These manufacturers have limited availability of helicopters, particularly heavy helicopters, and we have limited alternative sources of new helicopters. If we are unable to acquire new helicopters, continue operating helicopters already in our fleet, or purchase helicopters in the secondary markets, our business would be harmed.
Lead times for delivery of new heavy and medium helicopters are long (currently at least one year and historically as long as two years) and increasing for certain models, and annual production of new heavy and medium helicopters is limited. If any of these helicopter manufacturers faced production delays due to, for example, natural disasters, labor strikes, unavailability of skilled labor or safety issues, we may experience a significant delay in the delivery of previously ordered helicopters. During these periods, we may not be able to obtain additional helicopters with acceptable pricing, delivery dates or other terms. Delivery delays or our inability to obtain acceptable helicopter orders would adversely affect our revenue and profitability and could jeopardize our ability to meet the demands of our customers and execute our growth strategy. Although we have been able to acquire sufficient helicopters to date, a lack of available helicopters or the failure of our suppliers to deliver helicopters we have ordered on a timely basis could limit our ability to take advantage of growth opportunities or jeopardize our ability to meet the demands of our customers. Additionally, lack of availability of new helicopters could result in an increase in prices for certain types of used helicopters.

If any of the helicopter manufacturers we contract with, or the government bodies that regulate them, identify safety issues with helicopter models we currently operate or that we intend to acquire, we may be unable to operate a portion of our fleet or could experience a delay in acquiring new helicopters, both of which would negatively affect our business. For example, in October 2012, one of our EC225 helicopters made a controlled water landing in the North Sea with no injuries to crew or passengers. All flights of all operators using the same type of helicopter were subsequently suspended for the duration of a lengthy investigation and corrective action from the manufacturer. In August 2013, one of our AS332L2 helicopters was involved in an accident in the North Sea, resulting in four fatalities, see “Risks Related to Our Business and Industry—Operating helicopters involves a degree of inherent risk and we are exposed to the risk of losses from safety incidents.” The cause of the August 2013 accident is not yet known. Regulatory investigations and political debate are currently in process or planned in the United Kingdom. The AS332L2 and the EC225 are produced by the same manufacturer, and we operate other helicopter types by this manufacturer (as of January 31, 2014, 86 helicopters in total) which total represents approximately 36% of our entire fleet). If it is ever determined that a safety issue exists across one or more model types by the same manufacturer, we may be required to suspend flight operations of a significant and material portion of our fleet.
If we are unable to fully resume operations with the AS322L2 or EC225, or are forced to suspend operations of different helicopter models, our business, financial condition and results of operations during any period in which flight operations are suspended could be affected.
We depend on a limited number of third-party suppliers for helicopter parts and subcontract services.
We rely on a few key vendors for the supply of parts and subcontract services required to maintain our helicopters. Due to high demand, these vendors could experience backlogs in their manufacturing schedules and some parts may be in limited supply from time to time, which could have an adverse impact upon our ability to maintain and repair our helicopters.
We currently obtain a substantial portion of our helicopter spare parts and components from helicopter manufacturers and maintain supply arrangements with other key suppliers. To the extent that these suppliers also supply parts for helicopters used by the military or other government organizations, parts delivery for our helicopters may be delayed during periods in which there are high levels of military or government operations. Our inability to perform timely maintenance and repairs can result in our helicopters being underutilized which could have an adverse impact on our business, financial condition and results of operations. Furthermore, our operations in remote locations, where delivery of these components and parts could take a significant period of time, could experience delays in our ability to maintain and repair our helicopters. While every effort is made to mitigate the impact of any such delays, this may pose a risk to our results of operations. We do not have an alternative source of supply for parts and components supplied by the main helicopter manufacturers. Failure or significant delay by these vendors in providing necessary parts could, in the absence of alternative sources of supply, have a material adverse effect on our business, including the withholding of payments by customers in certain cases. Due to our dependence on helicopter manufacturers for helicopter parts and components, we may also be subject to adverse impacts from unusually high price increases that are greater than overall inflationary trends. We might not be able to increase our contract rates. An unusually high increase in the price of parts or components that cannot be fully passed on to our customers could have a material adverse effect on our business, financial condition or results of operations.
Our business requires substantial capital expenditures, lease and working capital financing. Any deterioration of current economic conditions could adversely impact our business, financial condition and results of operations and we might be unable to obtain needed capital or financing on satisfactory terms or at all.
Our business requires substantial capital expenditures including significant ongoing investment to purchase or lease new helicopters, refinance existing leases and maintain our existing fleet. To the extent that we do not generate sufficient cash from our operations, we will need to raise additional funds through operating lease financing or other debt financing to execute our growth strategy and make the capital expenditures required to operate our business successfully.
Concerns about a systemic impact of a potential long-term and wide-spread economic recession, increased energy costs, the availability and cost of credit, diminished business and consumer confidence and increased unemployment rates contribute to increased market volatility and diminish expectations for western and emerging economies, including the jurisdictions in which we operate. In particular, the cost of raising money in the credit markets could increase substantially as many lenders and institutional investors, concerned about the stability of the financial markets generally and about the solvency of counterparties, could increase interest rates, enact tighter lending standards and reduce and, in some cases, cease to provide funding, to borrowers. In addition, financial market instability could leave our creditors unable to meet their obligations to us.

Our ability to access capital and bank markets or the availability of lease or other financings may be restricted at a time when we would like to, or need to access capital. Such inability could have an impact on our growth plans or on our flexibility to react to changing economic and business conditions. In addition, our credit facilities and helicopter leases will have maintenance covenants which may need to be renegotiated from time to time, and the financial market instability could have an impact on the lenders’ or lessors’ willingness to renegotiate these covenants on reasonable terms.
We rely on the secondary used helicopter market to dispose of our older helicopters and parts due to our ongoing fleet modernization efforts.
We are dependent upon the secondary used helicopters and parts market to dispose of older models of helicopters as part of our ongoing fleet modernization efforts and any spare helicopter capacity associated with the termination or non-renewal of existing contracts. If we are unable to dispose of our older helicopters and parts due to a lack of demand in the secondary market, our helicopters and parts carrying costs may increase above requirements for our current operations, or we may accept lower selling prices, resulting in losses on disposition. A failure to dispose of helicopters and parts in the secondary market could impair our ability to operate our fleet efficiently and service existing contracts or win new mandates and could have a material adverse effect on our business, financial condition or results of operations.
Our operations are subject to extensive regulations which could increase our costs and adversely affect us.
The helicopter industry is regulated by various laws and regulations in the jurisdictions in which we operate. The scope of such regulation includes infrastructure and operational issues relating to helicopters, maintenance, spare parts and route flying rights as well as safety and security requirements. We cannot fully anticipate all changes that might be made to the laws and regulations to which we are subject nor the possible impact of such changes. These changes could subject us to additional costs and restrictions.
We are subject to governmental regulation that limits foreign ownership of aircraft companies. Based on regulations in various jurisdictions in which we operate, our authorizations, licenses and certificates may be suspended or revoked and we may lose our ability to operate within these regions if certain levels of local ownership are not maintained.
Our ability to conduct our business is dependent on our ability to maintain authorizations, licenses and certificates, which in many jurisdictions require us to subcontract with third-parties to obtain required helicopter operating leases. We are routinely audited to ensure compliance with all flight operation and helicopter maintenance requirements. There can be no assurance that we will pass all such audits. Our failure to pass such audits or any breach of regulations applicable to us could result in fines, adverse publicity or suspension of our helicopters, all of which could have a material adverse effect on our business, financial condition and results of operations, especially if a regulatory breach were to lead to a helicopter crash or accident. Changes in laws or regulations could have a material adverse impact on our cost of operations or revenues from operations.
If we are unable to maintain required government-issued licenses for our operations or if our ownership in our foreign partners exceeds permitted levels, we will be unable to conduct helicopter operations in the applicable jurisdiction, as outlined below.
Europe
Approximately 25% of our revenue for the fiscal year ended April 30, 2013 originated from helicopter flying services provided by subsidiaries of EEA Helicopter Operations B.V., or the EHOB, a Dutch Company 49.9% owned by us. These subsidiaries operate in the United Kingdom, Denmark, the Netherlands and Ireland (member states of the European Union, or the EU, and Norway (member state of the EEA). To operate helicopters in the EU and EEA, an operator must be licensed by the applicable national Civil Aviation Authority. Under applicable European law, an operator must be “effectively controlled” and “majority owned” by nationals of member states of the EU or the EEA to maintain its license. We believe that the majority shareholder in EHOB is an EU national and therefore these subsidiaries are currently “majority owned” and “effectively controlled” within the meaning of European Union and European Economic Area licensing requirements. Any change in the national status of the majority shareholder in EHOB could affect the licenses of these subsidiaries.

Canada
Our helicopter operations in Canada are conducted through CHC Helicopters Canada Inc., a company in which we hold a minority interest. Our flying operations are regulated by Transport Canada and are conducted under that company’s air operator’s certificate, or AOC. Our ability to conduct our helicopter operating business in Canada is dependent on our ability to maintain our relationship with CHC Helicopters Canada Inc. Our helicopter operations in certain other countries are conducted pursuant to an AOC issued by the Minister of Transport (Canada) under the provisions of the Aeronautics Act (Canada) for approximately 20 helicopters which our wholly owned subsidiary holds pursuant to an exemption until 2015. If we are unable to extend the ministerial exemption pursuant to which this certificate is issued, we will need to obtain licenses and certificates issued by the countries in which we conduct such operations or reach an agreement with CHC Helicopters Canada Inc. and/or customers in such countries to transfer the operations there to CHC Helicopters Canada Inc. We cannot give any assurance that we will be able to either extend the ministerial exemption, obtain local licenses and certificates or transfer such operations to CHC Helicopters Canada Inc., either at all or on acceptable terms.
Australia
Civil aviation in Australia is governed by the Civil Aviation Act 1988 (Cwlth) of Australia, and regulations made thereunder. To operate a helicopter in Australia, it must be registered with the Australian Civil Aviation Safety Authority and a Certificate of Airworthiness must be obtained, be valid and be in effect. The operation of a helicopter for a commercial purpose into, out of, or within Australian territory can only be undertaken as authorized by an Air Operators’ Certificate. Our ability to offer our helicopter transportation services in Australia is dependent on maintaining this certificate.
Brazil
Approximately 16% of our revenue for the fiscal year ended April 30, 2013 originated from helicopter flying services provided by a subsidiary of Brazilian Helicopter Holdings S.A., or BHH, a Brazilian Company 60% owned by us. This subsidiary operates in Brazil. To operate helicopters in Brazil, an operator must be licensed by the applicable national Civil Aviation Authority. Under applicable Brazilian law, in order to maintain its license, an operator must be “controlled” by nationals of Brazil and its officers must be Brazilian as well. By “control”, Brazilian aviation legislation refers to holding of at least 80% of operator’s voting shares. We believe that the majority holder of voting shares in BHH is a Brazilian national and therefore this subsidiary is currently “controlled” within the meaning of Brazil licensing requirements. Any change in the national status of the majority shareholder in BHH and/or in the nationality of the officers of this subsidiary could affect the licenses of BHH.
Our helicopter operations in Brazil are conducted through BHS – Brazilian Helicopter Services Táxi Aéreo S.A., the above-mentioned subsidiary of BHH. Our flying operations are regulated by the National Agency for Civil Aviation and are conducted under that company’s AOC. Our ability to conduct our helicopter operating business in Brazil is dependent on our ability to maintain such AOC. If we are unable to keep such AOC, we will be prevented from performing flying operations in Brazil.
Other Countries and Regulations
Our operations in other foreign jurisdictions are regulated to various degrees by the governments of such jurisdictions and must be conducted in compliance with those regulations and, where applicable, in accordance with our air service licenses and AOC. These regulations may require us to obtain a license to operate in that country, may favor local companies or require operating permits that can only be obtained by locally registered companies and may impose other nationality requirements. In such cases, we partner with local persons, but there is no assurance regarding which foreign governmental regulations may be applicable in the future to our helicopter operations and whether we would be able to comply with them.
The revocation of any of the licenses discussed above or the termination of any of the relationships with local parties discussed above could have a material adverse effect on our business, financial condition and results of operations.

Our MRO business, Heli-One, could suffer if licenses issued by the OEMs and/or governmental authorities are not renewed or we cannot obtain additional licenses.
Our MRO business, Heli-One, receives a significant portion of its third-party revenue from activities that require licenses from the OEMs and governmental authorities. The Heli-One business may require additional licenses to grow. We cannot provide any assurance that we will be able to obtain or maintain such licenses from the OEMs and/or governmental authorities on acceptable terms or at all. Furthermore, our MRO business could decline if existing licenses are revoked or cannot be renewed upon the expiration of existing terms.
We derive significant revenue from non-wholly owned variable interest entities. If we are unable to maintain good relations with the other owners of such non-wholly owned entities, our business, financial condition or results of operations could be adversely affected.
Local aviation regulations require us to operate through non-wholly owned entities with local shareholders. We conduct many of our international operations through entities in which we have a minority investment or through strategic alliances with foreign partners. We derive significant amounts of revenue from these entities. For the nine months ended January 31, 2014, we derived $807.2 million of revenue, representing 61.5% of our total revenue from variable interest entities owned in part by local shareholders. We depend to some extent upon good relations with our local shareholders to ensure profitable operations. These shareholders may have interests that are not always aligned with ours. These shareholders are not required to provide any funding that these entities may require. Furthermore, certain shareholders’ agreements with local shareholders contain call arrangements which allow the local shareholder to elect to purchase our shares and/or require us to bear all of the losses of these entities. The calls are exercisable in certain circumstances, including liquidation and events of default. In the event shareholder disputes arise or we lose our interest in these entities and/or find other local partners, this could negatively impact our revenues and profit sharing from these entities, and could have a material adverse effect on our business, financial condition or results of operations.
Our operations may suffer due to political and economic uncertainty.
Risks associated with some of our operations include political, social and economic instability, war, terrorism and civil disturbances or other events that may limit or disrupt markets, expropriation without fair compensation, requirements to award contracts, concessions or licenses to nationals, international exchange restrictions and currency fluctuations, changing political conditions and monetary policies of foreign governments. Any of these events could materially adversely affect our ability to provide services to our customers. Certain of our helicopter leases and loan agreements impose limitations on our ability, including requiring the prior approval of the lessor or the lender, to locate particular helicopters in certain countries. We cannot provide assurance that these limitations will not affect our ability to allocate resources in the future to meet our operational needs.
Our business in countries with a history of corruption and transactions with foreign governments increases the compliance risks associated with our international activities.
Our international operations could expose us to trade and economic sanctions or other restrictions imposed by the United States or other governments or organizations. The U.S. Department of Justice, or the DOJ, and other federal agencies and authorities have a broad range of civil and criminal penalties at their disposal to impose against corporations and individuals for violations of trading sanctions laws, the Foreign Corrupt Practices Act, or the FCPA, and other federal statutes. Under trading sanctions laws, the government may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs, and could subject us to fines, penalties and other sanctions. If any of the risks described above were to materialize, they could adversely impact our financial condition or results of operations.
These laws also prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. We have operations, deal with government entities and have contracts in countries known to experience corruption. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or associates that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. Our existing safeguards and procedures might prove to be less than fully effective, and our employees, consultants, sales agents or associates might engage in conduct for which we could be held responsible. Violations of the FCPA could result in severe criminal or civil sanctions, and we could be subject to other liabilities that could negatively affect our business, financial condition or results of operations.

In addition, from time to time, we and our subsidiaries are subject to investigation by various government agencies in the jurisdictions in which we operate. In 2006, we voluntarily disclosed to the U.S. Office of Foreign Asset Control, or the OFAC, that our subsidiary, formerly operating as Schreiner Airways might have violated applicable U.S. laws and regulations by re-exporting to Iran, Sudan, and Libya certain helicopters, related parts, map data, operation and maintenance manuals, and helicopter parts for third-party customers. OFAC’s investigation is ongoing and we continue to fully cooperate. Should the U.S. government determine that these activities violated applicable laws and regulations, we or our subsidiaries could be subject to civil or criminal penalties, including fines and/or suspension of the privilege to engage in trading activities involving goods, software and technology subject to U.S. jurisdiction. At January 31, 2014, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition or results of operations.
We are subject to extensive environmental, health and safety laws, rules, regulations and ordinances that could have an adverse impact on our business.
We are subject to extensive laws, rules, regulations and ordinances in the various jurisdictions in which we operate relating to pollution and protection of the environment and to human health and safety, including those relating to discharge of noise, emissions to the air, releases or discharges to soil or water, the use, storage and disposal of petroleum and other regulated materials and the remediation of contaminated sites.
Our operations, including helicopter maintenance and helicopter fueling, involve the use, handling, storage and disposal of materials that may be classified as hazardous to human health and safety and to the environment. Laws protecting the environment have become more stringent in recent years and may, in certain circumstances, impose liability for the investigation and cleanup of releases of regulated materials and related environmental damage without regard to negligence or fault. These laws also might expose us to liability for the conduct of, or conditions caused by, others such as historic spills of regulated materials at our facilities, for acts that were in compliance with all applicable laws at the time such acts were performed, and for contamination at third-party sites where substances were sent for off-site treatment or disposal. Additionally, any failure by us to comply with applicable environmental, health and safety or planning laws and regulations could result in governmental authorities or other third parties taking action against our business that could adversely impact our operations and financial condition, including the:
•issuance of administrative, civil and criminal penalties;
•denial or revocation of permits or other authorizations;
•imposition of limitations on our operations; and
•performance of site investigatory, remedial or other corrective actions.

In addition, changes in laws or regulations protecting the environment may result in changes in the regulation of the offshore oil and gas industry, which in turn could adversely affect us. We cannot predict the likelihood of change to any of these laws or in their enforcement or the impact that any such change, or any discovery of previously unknown conditions, could have on our costs and financial position.
We are subject to many different forms of taxation in various jurisdictions throughout the world, which could lead to disagreements with tax authorities regarding the application of tax laws.
We are subject to many different forms of taxation including, but not limited to, income tax, withholding tax, commodity tax and payroll-related taxes. Tax law and administration is extremely complex and often requires us to make subjective determinations. The tax authorities in the various jurisdictions where we conduct business might not agree with the determinations that are made by us with respect to the application of tax law. Such disagreements could result in lengthy legal disputes and, ultimately, in the payment of substantial funds to the government authorities of foreign and local jurisdictions where we carry on business or provide goods or services, which could have a material adverse effect on our business, financial condition or results of operations.
Our estimate of tax related assets, liabilities, recoveries and expenses incorporates significant assumptions. These assumptions include, but are not limited to, the tax laws in various jurisdictions, the effect of tax treaties between jurisdictions, taxable income projections, and the benefits of various restructuring plans. To the extent that such assumptions differ from actual results, we may have to record additional income tax expenses and liabilities.

We are exposed to foreign currency risks.
Our consolidated financial statements are presented in U.S. dollars. However, a significant portion of our revenue and operating expenses are denominated in currencies consisting primarily of Pound Sterling, Norwegian Kroner, Canadian Dollars, Australian Dollars and the Euro. The functional currencies of many of our subsidiaries are non-U.S. currencies. There can be no assurances that our foreign currency risk management strategies will be effective and that foreign currency fluctuations will not adversely affect our results of operations and financial condition.
Our failure to hedge exposure to fluctuations in foreign currency exchange rates effectively could unfavorably affect our financial performance.
We currently utilize derivative instruments to hedge our exposure to fluctuations in certain foreign currency exchange rates. These instruments may involve elements of market risk in excess of the amounts recognized in our consolidated financial statements. Further, our financial results from operations of our subsidiaries which incur revenue and operating expenses in currencies other than U.S. dollars may be negatively affected if we fail to execute or if we improperly hedge our exposure to currency fluctuations.
We are exposed to credit risks.
We are exposed to credit risk on our financial investments which depends on the ability of our counterparties to fulfill their obligations to us. We manage credit risk by entering into arrangements with established counterparties and through the establishment of credit policies and limits, which are applied in the selection of counterparties.
Credit risk on financial instruments arises from the potential for counterparties to default on their contractual obligations and is limited to those contracts on which we would incur a loss in replacing the instrument. We limit our credit risk by dealing only with counterparties that possess investment grade credit ratings and monitor our concentration risk with counterparties on an ongoing basis. The carrying amount of financial assets represents the maximum credit exposure for financial assets.
Credit risk arises on our trade receivables from the unexpected loss in cash and earnings when a customer cannot meet its obligation to us or when the value of security provided declines. To mitigate trade credit risk, we have developed credit policies that include the review, approval and monitoring of new customers, annual credit evaluations and credit limits. There can be no assurance that our risk mitigation strategies will be effective and that credit risk will not adversely affect our financial condition and results of operations.
Our customers may seek to shift risk to us.
We give to and receive from our customers indemnities relating to damages caused or sustained by us in connection with our operations. Our customers’ changing views on risk allocation could cause us to accept greater risk to win new business or could result in us losing business if we are not prepared to take such risks. To the extent that we accept such additional risk, and seek to insure against it, our insurance premiums could rise.
Our operations are largely dependent upon the level of activity in the oil and gas industry.
To varying degrees, activity levels in the oil and gas industry are affected by long-term trends in oil and gas prices. Historically, the prices for oil and gas have been volatile and subject to wide fluctuations in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control, such as:
•actions of the Organization of Petroleum Exporting Countries and other oil producing countries to control prices or change production levels;
•general economic and political conditions, both worldwide and in the regions in which we operate;
•governmental regulation and policy;
•the price and availability of alternative fuels;
•advances in exploration, development and production technology; and
•the effects of hostilities or instability in oil-producing countries or the regions in which they are located.

We cannot predict future oil and gas price movements. Any prolonged reduction in oil and gas prices could depress the level of helicopter activity in support of exploration and, to a lesser extent, production activity and, therefore have a material adverse effect on our business, financial condition and results of operations. For the fiscal year ended April 30, 2013, revenue generated by helicopter transportation services for the oil and gas industry was approximately 81% of our total revenues.
Additionally, an increase in onshore fracking, which generally does not require use of our helicopter services, could have an adverse effect on our operations. If onshore fracking were to meaningfully increase in the international markets in which we operate, and if it were to drive a meaningful increase in the supply of hydrocarbons available to the markets we serve, it could potentially adversely impact the level of activity in our offshore oil and gas markets and the demand for our helicopter services.
Our customers are primarily in the oil and gas industry and, as a result, changes in economic and industry conditions could expose us to additional credit risk.
The majority of our customers are engaged in oil and gas production, exploration and development. For the fiscal year ended April 30, 2013, revenue generated by helicopter transportation services from oil and gas customers represented approximately 81% of our total revenues. This concentration could impact the overall exposure to credit risk because changes in economic and industry conditions that adversely affect the oil and gas industry could affect the majority of our customers. We generally do not require letters of credit or other collateral to support our trade receivables. Accordingly, a sudden or protracted downturn in the economic condition of the oil and gas industry could adversely impact our ability to collect our receivables and thus impact our business, financial condition or results of operations.
We are highly dependent upon the level of activity in the North Sea, which is a mature exploration and production region.
For the fiscal year ended April 30, 2013, approximately 44% of our gross revenue was derived from helicopter services provided to customers operating in the North Sea. The North Sea is a mature exploration and production region that has undergone substantial seismic survey and exploration activity for many years. Because a large number of oil and gas properties in this region have already been drilled, additional prospects of sufficient size and quality could be more difficult to identify. Generally, the production from these drilled oil and gas properties is declining. In the future, production could decline to the point that such properties are no longer economical to operate, in which case, our services with respect to such properties will no longer be needed. Oil and gas companies might not identify sufficient additional drilling sites to replace those that become depleted or cease to be economically viable. If activity in oil and gas exploration, development and production in the North Sea materially declines, our business, financial condition and results of operations could be materially and adversely affected. We cannot predict the levels of activity in this or any other geographic area.
If oil and gas companies undertake cost reduction methods, there may be an adverse effect on our business.
Oil and gas companies engaged in the production, exploration and development sector continually seek to implement measures aimed at reducing costs, including the cost of helicopter support operations. For example, oil and gas companies in some circumstances have reduced manning levels on both old and new platforms, rigs and other installations by using new technology to permit unmanned operations, which could increase the length of offshore shifts and reduce the frequency of transportation of employees. The implementation of such measures could reduce the demand for helicopter transportation services and have a material adverse effect on our business, financial condition and results of operations.
Reductions in spending on helicopter services by government agencies could lead to modifications of SAR and EMS contract terms or delays in receiving payments, which could adversely impact our business, financial condition and results of operations.
We receive significant revenue from government agencies in Ireland, the United Kingdom and Australia. Any reductions in the budgets of government agencies for spending on helicopter services, implementations of cost savings measures by government agencies, imposed modifications of contract term or delays in collecting receivables owed to us by our government agency customers or loss of contracts could have an adverse effect on our business, financial condition and results of operations.
In addition, there are inherent risks in contracting with government agencies. Applicable laws and regulations in the countries in which we operate may enable our government agency customers to (i) terminate contracts for convenience, (ii) reduce, modify or cancel contracts or subcontracts if requirements or budgetary constraints change and/or (iii) terminate contracts or adjust their terms.

Failure to develop or implement new technologies and disruption to our systems could affect our results of operations.
Many of the helicopters we operate are characterized by changing technology, introductions and enhancements of models of helicopters and services and shifting customer demands, including technology preferences. Our future growth and financial performance will depend in part upon our ability to develop market and integrate new services and to accommodate the latest technological advances and customer preferences. In addition, the introduction of new technologies or services that compete with our services could result in our revenues decreasing over time. If we are unable to upgrade our operations or fleet with the latest technological advances in a timely manner, or at all, our business, financial condition and results of operations could suffer. Any disruption to computers, communication systems or other technical equipment used by us and our fleet could significantly impair our ability to operate our business efficiently and could have a material adverse effect on our business, financial condition or results of operations.
We rely on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted and our business could be negatively affected.
We rely on information technology networks and systems to process, transmit and store electronic and financial information; to coordinate our business across our global operation bases; and to communicate within our company and with customers, suppliers, partners and other third-parties. These information technology systems, including the system at our global operations center in Irving, Texas may be susceptible to damage, disruptions or shutdowns, hardware or software failures, power outages, computer viruses, cyber attacks, telecommunication failures, user errors or catastrophic events. If our information technology systems suffer severe damage, disruption or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, our operations could be disrupted and our business could be negatively affected. In addition, cyber attacks could lead to potential unauthorized access and disclosure of confidential information, and data loss and corruption. There is no assurance that we will not experience these service interruptions or cyber attacks in the future.
Assimilating any future material acquisitions into our company may strain our resources and have an adverse effect on our business.
The assimilation of any future material acquisitions we may make will require substantial time, effort, attention and dedication of management resources and may distract management from ordinary operations. The transition process could create a number of potential challenges and adverse consequences, including the possible unexpected loss of key employees, customers or suppliers, a possible loss of revenues or an increase in operating or other costs. Inefficiencies and difficulties may arise because of unfamiliarity with new assets and the business associated with them, new geographic areas and new regulatory systems. These types of challenges and uncertainties could have a material adverse effect on our business, financial condition and results of operations. We may not be able to effectively manage the combined operations and assets or realize any of the anticipated benefits of future material acquisitions.
The loss of key personnel could affect our growth and future success.
Loss of the services of key management personnel at our corporate and regional headquarters without being able to attract personnel of equal ability could have a material adverse effect upon us.
Our ability to attract and retain qualified pilots, mechanics, technicians and other highly-trained personnel is an important factor in determining our future success. The market for these experienced and highly trained personnel is competitive and may become more competitive. Accordingly, we cannot be assured that we will be successful in our efforts to attract and retain such personnel in the future. A limited supply of qualified applicants may contribute to wage increases that increase the related costs to us. Our failure to attract and retain qualified personnel could have a material adverse effect on our business, financial condition or results of operations.
Labor problems could adversely affect us.
Certain of our employees in the United Kingdom, Ireland, the Netherlands, Norway, Brazil, Canada and Australia (collectively, approximately 73% of our employees as of January 31, 2014) are represented under collective bargaining or union agreements. Any disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees could result in strikes, work stoppages or other slowdowns by the affected workers. Periodically, certain groups of our employees who are not covered under a collective bargaining agreement consider entering into such an agreement.

If our unionized workers engage in a strike, work stoppage or other slowdown, other employees elect to become unionized, existing labor agreements are renegotiated, or future labor agreements contain terms that are unfavorable to us, we could experience a disruption of our operations or higher ongoing labor costs, which could adversely affect our business, financial condition or results of operations.
If the assets in our defined benefit pension plans are not sufficient to meet the plans’ obligations, we could be required to make substantial cash contributions and our liquidity could be adversely affected.
We sponsor funded and unfunded defined benefit pension plans for our employees principally in Canada, the United Kingdom, the Netherlands and Norway. As of April 30, 2013, there was an $87.7 million funding deficit related to our various defined benefit pension plans which require ongoing funding by us.
Our estimate of liabilities and expenses for pensions incorporates significant assumptions, including the interest rate used to discount future liabilities and expected long-term rates of return on plan assets. Our pension contributions and expenses, results of operations, liquidity or shareholders’ equity in a particular period could be materially adversely affected by market returns that are less than the plans’ expected long-term rates of return, a decline in the rate used to discount future liabilities and changes in the currency exchange rates. If the assets of our pension plans do not achieve expected investment returns for a fiscal year, such deficiency may result in increases in pension expense. Changing economic conditions, poor pension investment returns or other factors may require us to make substantial cash contributions to the pension plans in the future, preventing the use of such cash for other purposes and adversely affecting our liquidity.
Adverse results of legal proceedings could materially and adversely affect our business, financial condition or results of operations.
We are subject to and may in the future be subject to a variety of legal proceedings and claims that arise out of the ordinary conduct of our business. Results of legal proceedings cannot be predicted with certainty. Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We may be faced with significant monetary damages or injunctive relief against us that could materially adversely affect a portion of our business operations or materially and adversely affect our business, financial condition or results of operations should we fail to prevail in certain matters.
In the event we are or become treated as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes, our U.S. shareholders could be subject to adverse U.S. federal income tax consequences.
In the event we are or become a PFIC, U.S. Holders (as defined below) of our ordinary shares could be subject to adverse U.S. federal income tax consequences. These consequences include the following: (i) if our ordinary shares are “marketable stock” for purposes of the PFIC rules and a U.S. Holder makes a mark-to-market election with respect to its ordinary shares, the U.S. Holder will be required to include annually in its U.S. federal taxable income an amount reflecting any year-end increase in the value of its ordinary shares, (ii) if a U.S. Holder does not make a mark-to-market election, it may incur significant additional U.S. federal income taxes on income resulting from certain distributions on, or any gain from the disposition of, our ordinary shares, as such income generally would be allocated over the U.S. Holder’s holding period for its ordinary shares and subject to tax at the highest rates of U.S. federal income taxation in effect for such years, with an interest charge then imposed on the deferral of the resulting taxes with respect to such income, and (iii) dividends paid by us would not be eligible for reduced individual rates of U.S. federal income taxation in any year in which we are treated as a PFIC and in any year immediately following a year in which we are treated as a PFIC. In addition, U.S. Holders that own an interest in a PFIC are required to file additional U.S. federal tax information returns under guidance that has yet to be finalized. A U.S. Holder may not make a mark-to-market election with respect to any of our subsidiaries that are PFICs to mitigate the adverse tax consequences applicable under the PFIC rules attributable to any such subsidiary.
The classification of our gross operating income as income from services, which should not be considered passive income for purposes of the PFIC income test, or rents, which could be passive income for that purpose, is a facts and circumstances determination that takes into consideration many factors and the weight that should be given to each factor and is currently subject to significant uncertainty under the U.S. federal income tax law. We believe that our gross operating income should be classified principally as income from services and not from rents, and that, accordingly, we should not be a PFIC under the PFIC income test. Nevertheless, there can be no assurance that the Internal Revenue Service, or IRS, will agree with our conclusion and that the IRS would not successfully challenge our position. Accordingly, there can be no assurance that we are not currently a PFIC and that we will not be a PFIC in the future under the PFIC income test.

The term “U.S. Holder” means a beneficial owner of the ordinary shares that is, for U.S. federal income tax purposes, (1) an individual who is a citizen or resident of the United States, (2) a corporation (or entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof, or the District of Columbia, (3) an estate the income of which is subject to U.S. federal income tax regardless of its source or (4) a trust (x) with respect to which a court within the United States is able to exercise primary supervision over its administration and one or more United States persons have the authority to control all of its substantial decisions or (y) that has elected under applicable U.S. Treasury regulations to be treated as a domestic trust for U.S. federal income tax purposes.
Risks Related to Our Ownership Structure
We are controlled by our financial sponsor, which might have interests that conflict with ours or the interests of our other shareholders.
We are controlled by First Reserve, which can determine the outcome of matters to be decided by our shareholders. Circumstances may occur in which the interests of First Reserve could be in conflict with our interests or the interests of our other shareholders. For example, First Reserve is in the business of making investments in companies and might from time to time in the future acquire interests in businesses that directly or indirectly compete with certain portions of our business or that are suppliers or customers of ours. Further, if First Reserve pursues such acquisitions or makes further investments in our industry, those acquisitions and investment opportunities might not be available to us. So long as First Reserve continues to directly or indirectly own a significant amount of our equity, even if such amount is less than 50%, it will continue to be able to influence our decisions. In addition, this concentration of ownership could have the effect of delaying, preventing or deterring a change of control of our company, could deprive shareholders of an opportunity to receive a premium for their ordinary shares as part of a sale of our company and might ultimately affect the market price of our ordinary shares.
We are a “controlled company” within the meaning of the NYSE rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to shareholders of companies that are subject to such requirements.
Funds affiliated with First Reserve continue to beneficially own a majority of the voting power of our ordinary shares eligible to vote in the election of our directors. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our ordinary shares:
•we have a board of directors that is comprised of a majority of “independent directors,” as defined under the rules of the NYSE;
•we have a compensation committee that is comprised entirely of independent directors; and
•we have a nominating and corporate governance committee that is comprised entirely of independent directors.
A majority of the directors on our board of directors are not independent. In addition, the compensation committee and the corporate governance committee of our board of directors do not consist entirely of independent directors or are subject to annual performance evaluations. Accordingly, you will not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE.
Risks Related to the Ownership of Our Ordinary Shares

There may be sales of a substantial amount of our ordinary shares by our current shareholders, and these sales could cause the price of our ordinary shares to fall
First Reserve owns a majority indirect economic and voting interest in us. Sales of substantial amounts of our ordinary shares in the public market, including by us or First Reserve or the perception that such sales will occur, could adversely affect the market price of our ordinary shares and make it difficult for us to raise funds through securities offerings in the future.

The market price of our ordinary shares may be volatile, which could cause the value of your investment to decline.
We cannot predict the extent to which a trading market will develop or how liquid that market might become. The trading price of our ordinary shares could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:
•changes in financial estimates, including our ability to meet our future revenue and operating profit or loss projections;
• fluctuations in our operating results or those of our competitors;
•fluctuations in the economic performance or market valuations of companies perceived by investors to be comparable to us;
•fluctuations in worldwide prices of and demand for oil and natural gas;
•economic developments in the offshore oil and gas industry as a whole;
•general economic conditions and slow or negative growth of related markets;
•announcements by us or our competitors of acquisitions, new products, significant contracts or orders, commercial relationships or capital commitments;
•the existence of operating risks inherent in our business, including the possibility of declining safety performance;
•commencement of or our involvement in litigation;
•disruption to our operations;
•our ability to maintain our fleet of helicopters;
•any major change in our board of directors or management;
•political or social conditions in the markets where we operate;
•changes in governmental regulations;
•changes in foreign exchange rates and controls; and
•changes in earnings estimates or recommendations by securities analysts.
In addition, the stock market in general, and the market for providers of helicopter services to the worldwide offshore oil and gas industry in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may cause the market price of our ordinary shares to decrease, regardless of our actual operating performance. These trading price fluctuations could also make it more difficult for us to use our ordinary shares as a means to make acquisitions or to use options to purchase our ordinary shares to attract and retain employees. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Any such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

We are a holding company and, accordingly, are dependent upon distributions from our subsidiaries to generate the funds necessary to meet our financial obligations and pay dividends.
We are a holding company and have no business operations of our own. We have no independent means of generating revenue. As a result, we are dependent on loans, dividends and other payments from our subsidiaries to generate the funds necessary to pay our expenses and to pay any cash dividends. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable laws, their operating documents and contractual restrictions, including negative covenants in our or their debt instruments, will permit such dividends or distributions. Our debt instruments currently restrict the ability of our subsidiaries to pay dividends or make distributions to us.

The requirements of being a public company may strain our resources and distract our management.
As a public company, we are be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, we will need to commit significant resources, hire additional staff and provide additional management oversight. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We expect to incur significant additional annual expenses related to these steps and, among other things, additional directors and officers’ liability insurance, director fees, reporting requirements, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.
We have identified significant deficiencies in our internal control over financial reporting, and our internal controls may not meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and ordinary share price.
In connection with the preparation of our fiscal 2013 financial statements, we concluded that we had three significant deficiencies as of April 30, 2013. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting, including the audit committee of the board of directors. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The significant deficiencies we identified related to our lack of sufficient controls relating to the operations of our IT general controls and of control over certain vendor statement reconciliations. We believe that we have remediated these significant deficiencies as of October 31, 2013. In December 2013 we concluded we had an additional significant deficiency as of October 31, 2013 as the result of the failure to adequately identify one of our contractual arrangements and analyze it from an accounting perspective. We believe this item has been remediated as of the date hereof. Specifically, we remediated our controls by implementing processes to ensure our database data change logs are properly configured, monitored and reviewed on a daily basis. In addition, we have enhanced our review processes to ensure that data changes made to critical or restricted data follow our change management and approval procedures, implemented a new process to reconcile our accounts payable sub-ledger and accrued liabilities balances to certain vendor statements on a monthly basis, and enhanced our disclosure control process. No assurance can be given that we have adequately remediated these significant deficiencies or that we will not discover additional significant deficiencies or material weaknesses, or that they could not occur in the future.

Our internal control over financial reporting currently may not meet the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we will eventually be required to meet. If we are not able to complete our assessment of internal controls over financial reporting accordance with the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm might not be able to certify as to their adequacy.
Matters affecting our internal control might cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, which could result in a breach of the covenants under our financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in the price of our ordinary shares.

If securities analysts or industry analysts downgrade our ordinary shares, publish negative research or reports or fail to publish reports about our business, our share price and trading volume could decline.
The trading market for our ordinary shares will be influenced by the research and reports that industry or securities analysts publish about us, our business and our market. If one or more analysts adversely change their recommendation regarding our stock or our competitors’ stock, our share price would likely decline. If one or more analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets which in turn could cause our share price or trading volume to decline.
Our actual operating results may differ significantly from our guidance and investor expectations, which would likely cause our share price to decline.
From time to time, we may release guidance in our earnings releases, earnings conference calls or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. If given, this guidance, which will include forward-looking statements, will be based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. The principal reason that we expect to release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. With or without our guidance, analysts and other investors may publish expectations regarding our business, financial performance and results of operations. We do not accept any responsibility for any projections or reports published by any such third persons.
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. If our actual performance does not meet or exceed our guidance or investor expectations, the trading price of our ordinary shares is likely to decline.
Provisions of our articles of association and Cayman Islands corporate law may discourage or prevent an acquisition of us which could adversely affect the value of our ordinary shares.
Provisions of our memorandum and articles of association and Cayman Islands law may have the effect of delaying or preventing a change of control or changes in our management. Our memorandum and articles of association contain provisions that:
•permit our board of directors to issue, without any further vote or action by our shareholders, preferred shares in one or more series and, with respect to each series, to fix the number of shares constituting the series and the designation of the series, the voting powers (if any) of the shares of such series, and the preferences and other special rights, if any, and any qualifications, limitations or restrictions, of the shares of the series; and
•provide for our board of directors to be a classified board.

The foregoing provisions may impose various impediments to the ability of a third-party to acquire control of us, even if a change of control would be beneficial to our existing shareholders.
Our organizational documents contain a variety of anti-takeover provisions that could delay, deter or prevent a change in control.
Various provisions of our organizational documents and Cayman Islands law may delay, deter or prevent a change in control of us that is not approved by our board of directors. These provisions include:
•a classified board of directors;
•a requirement that annual general meetings of shareholders be called by only a majority of the board of directors or by the Chairman of the board of directors or in the case of extraordinary general meetings, by a majority of the board of directors, by the Chairman of the board of directors or by shareholders holding not less than a majority of our shares then outstanding;
•advance notice requirements for shareholder proposals and nominations;
•limitations on the ability of shareholders to amend, alter or repeal our organizational documents; and
•the authority of the board of directors to issue preferred shares with such terms as the board of directors may determine.

Shareholder rights under Cayman Islands law may differ materially from shareholder rights in the United States, which could adversely affect the ability of us and our shareholders to protect our and their interests.
We are a company incorporated under the laws of the Cayman Islands. Our corporate affairs are governed by our memorandum and articles of association, as amended and restated from time to time, by the Companies Law (as revised) of the Cayman Islands and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands, as well as from English common law, the decisions of whose courts are of persuasive authority but are not binding on a court in the Cayman Islands. In particular, some jurisdictions, such as the state of Delaware, have more fully developed and judicially interpreted bodies of corporate laws. Moreover, we could be involved in a corporate combination in which dissenting shareholders would have no rights comparable to appraisal rights that would otherwise ordinarily be available to dissenting shareholders of United States corporations. Also, our Cayman Islands counsel is not aware of a significant number of reported class actions having been brought in Cayman Islands courts. Such actions are ordinarily available in respect of United States corporations in U.S. courts. Finally, Cayman Islands companies might not have standing to initiate shareholder derivative actions before the federal courts of the United States. As a result, our public shareholders could face different considerations in protecting their interests in actions against our management, directors or financial sponsor than would shareholders of a corporation incorporated in a jurisdiction in the United States, and our ability to protect our interests may be limited if we are harmed in a manner that would otherwise enable us to sue in a United States federal court.
As a holder of the ordinary shares, you might have difficulty obtaining or enforcing a judgment against us because we are incorporated under the laws of the Cayman Islands.
Because we are a Cayman Islands company, there is uncertainty as to whether the Grand Court of the Cayman Islands would recognize or enforce judgments of United States courts obtained against us predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in the Cayman Islands against us predicated upon the securities laws of the United States or any state thereof.
Our financial sponsor may compete with us, and our memorandum and articles of association contain a provision that expressly permits our non-employee directors to compete with us.
First Reserve may compete with us for investments in our business. There is no assurance that any conflicts of interest created by such competition will be resolved in our favor. Moreover, First Reserve is in the business of making investments in companies and acquires and holds interests in businesses that compete directly or indirectly with us. Our memorandum and articles of association, as amended (or our articles of association), will provide that, to the maximum extent permitted from time to time by Cayman Islands law, we renounce any interest or expectancy that we have in, or any right to be offered an opportunity to participate in, any business opportunities that are from time to time presented to our directors or their affiliates, other than to those directors who are employed by us or our subsidiaries, unless the business opportunity is expressly offered to such person in his or her capacity as a director of the Company, and none of First Reserve or its affiliates, or any director who is not employed by us or any of his or her affiliates, will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we or our affiliates engage or propose to engage or to refrain from otherwise competing with us or our affiliates. First Reserve also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities might not be available to us.
Our articles of association also provide that any director, officer, committee member or agent of both the Company and a member of First Reserve group (or an Identified Person), First Reserve or any non-employee director taking, developing, offering or transferring to another person or entity, any potential transaction, business or investment opportunity that has been renounced by the Company shall not constitute an act or omission committed in bad faith or as the result of active or deliberate dishonesty, and any benefit received, directly or indirectly, by First Reserve, an Identified Person or any non-employee director as the result of any such potential transaction, business or investment opportunity shall not constitute receipt of an improper benefit, or an improper personal benefit, in money, property, services or otherwise.

Our articles of association provide that, to the maximum extent permitted from time to time by Cayman Islands law, each of our non-employee directors (including those designated by First Reserve) may:
•acquire, hold and dispose of ordinary shares for his or her own account or for the account of others, and exercise all of the rights of a shareholder to the same extent and in the same manner as if he or she were not our director; and
• in his or her personal capacity or in his or her capacity as a director, officer, trustee, shareholder, partner, member, equity owner, manager, advisor or employee of any other person, have business interests and engage in business activities that are similar to ours, compete with us or involve a business opportunity that we could seize and develop.
Our articles of association also provide that, to the maximum extent permitted from time to time by Cayman Islands law, in the event that First Reserve or any non-employee director acquires knowledge of a potential transaction or other business opportunity, such person will have no duty to communicate or offer such transaction or business opportunity to us or any of our affiliates and may take any such opportunity for itself, himself or herself or offer it to another person or entity unless the business opportunity is expressly offered to such person in his or her capacity as our director. These provisions may limit our ability to pursue business or investment opportunities that we might otherwise have had the opportunity to pursue, which could have an adverse effect on our financial condition, our results of operations, our cash flow, the per share trading price of our ordinary shares and our ability to satisfy our debt service obligations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Public Offerings of Common Stock
On January 23, 2014 we closed our IPO of 31,000,000 ordinary shares, all of which were sold by us at a price to the public of $10.00 per share for an aggregate offering price of $310.0 million. The offer and sale of all the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1MEF (File Nos. 333-191268 and 333-193399), which was declared effective by the SEC on January 16, 2014. The offering commenced on January 17, 2014, closed on January 23, 2014, and did not terminate before all the shares in the IPO that were registered in the registration statement were sold. J.P. Morgan Securities LLC, Barclays Capital Inc., UBS Securities LLC, HSBC Securities (USA) Inc., RBC Capital Markets, LLC, Wells Fargo Securities, LLC, BNP Paribas Securities Corp., Standard Bank Plc, Cormark Securities (USA) Limited, Cowen and Company, LLC, Raymond James & Associates, Inc., Simmons & Company International and Tudor, Pickering, Holt & Co. Securities, Inc. acted as the underwriters. The aggregate offering price for shares sold in the offering was approximately $310.0 million. We raised approximately $289.1 million in net proceeds from the offering, after deducting underwriter discounts and commissions of approximately $16.3 million and other offering expenses of approximately $4.6 million.
No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and directors for compensation. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on January 21, 2014. Pending the uses described, we have invested the net proceeds in short-term current account facilities. On February 7, 2014, one of our subsidiaries redeemed $130.0 million of the senior secured notes at a redemption price of 103% of the principal plus paid accrued and unpaid interest of $3.7 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are attached hereto and filed herewith:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Memorandum and Articles of Association	S-1/A	333-191268	3.1	1/6/2014
4.8	First Supplemental Indenture, dated as of January 31, 2014, among CHC Group Ltd., CHC Helicopter S.A., each other existing Guarantor referred to therein, and The Bank of New York Mellon, as trustee, governing the 9.375% senior unsecured notes due 2021.	8-K	001-36261	4.2	2/5/2014
4.9	Second Supplemental Indenture, dated as of January 31, 2014, among CHC Group Ltd., CHC Helicopter S.A., each other existing Guarantor referred to therein, HSBC Corporate Trustee Company (UK) Limited, as collateral agent, and The Bank of New York Mellon, as trustee, governing the 9.250% Senior Secured Notes due 2020.	8-K	001-36261	4.1	2/5/2014
4.10	Form of Shareholders' Agreement.	S-1/A	333-191268	10.26	12/19/2013
4.11	Form of Registration Rights Agreement.	S-1/A	333-191268	10.27	12/19/2013
10.1*	Form of Amended and Restated 2011 Management Equity Plan of 6922767 Holding (Cayman) Inc.	S-1/A	333-191268	10.7	12/19/2013
10.2	Credit Agreement, dated as of January 23, 2014, among CHC Group Ltd., 6922767 Holdings S.À R.L.,CHC Helicopter Holdings S.À R.L., CHC Helicopter S.A., the Lenders party thereto, HSBC Bank Plc, HSBC Corporate Trustee Company (UK) Limited, HSBC Bank Canada, J.P. Morgan Securities LLC, Barclays Bank Plc, RBC Capital Markets and UBS Securities LLC.	8-K	001-36261	10.1	1/29/2014
10.3*	Form of Restricted Share Unit Grant Agreement between 6922767 Holding (Cayman) Inc. and Jonathan James Muschamp Lewis.	S-1/A	333-191268	10.13	12/19/2013
10.4*	Form of Employment Agreement between CHC Group Ltd. and William J. Amelio	S-1/A	333-191268	10.19	12/19/2013
10.9*	Form of Employment Agreement between CHC Group Ltd. and other named executive officers.	S-1/A	333-191268	10.20	12/19/2013
10.10*	2013 Omnibus Incentive Plan of CHC Group Ltd.	S-8	333-191268	4.2	1/23/14
10.11*	Form of Restricted Share Agreement of CHC Group Ltd. (Time Vesting).	S-1/A	333-191268	10.22	12/19/2013
10.12*	Form of Restricted Share Agreement of CHC Group Ltd. (Performance Vesting).	S-1/A	333-191268	10.23	1/13/2014
10.13*	Form of Nonqualified Stock Option Agreement of CHC Group Ltd. (Time Vesting).	S-1/A	333-191268	10.24	12/19/2013

10.14*	Form of Nonqualified Stock Option Agreement of CHC Group Ltd. (Performance Vesting).	S-1/A	333-191268	10.25	12/19/2013
10.15*	2013 Employee Share Purchase Plan.	S-8	333-191268	4.7	1/23/14
10.16*	Form of Restricted Share Unit Agreement of CHC Group Ltd. (Performance Vesting).	S-1/A	333-191268	10.30	1/6/2014
10.17*	Form of Nonqualified Stock Option Agreement of CHC Group Ltd.	S-1/A	333-191268	10.31	1/10/2014
10.18*	Form of Restricted Share Unit Agreement of CHC Group Ltd.	S-1/A	333-191268	10.32	1/10/2014
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS§	XBRL Instance Document					X
101.SCH§	XBRL Taxonomy Extension Schema Document					X
101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF§	XBRL Taxonomy Extension Definition Presentation Linkbase Document					X
101.LAB§	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document					X
*Constitutes management contract or compensatory contract.

§
In accordance with Rule 406T of Regulation S-T, the information in these exhibits, when filed, shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CHC Group Ltd.

By:	/s/ Joan Schweikart Hooper Joan Schweikart Hooper Senior Vice President and Chief Financial Officer
Date: March 14, 2014