Form 10-K
period 2014-04-30
CHC Group Ltd.
filed 2014-07-10
CIK 1586300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED APRIL 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-36261

CHC Group Ltd. (Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-0587405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
190 Elgin Avenue
George Town
Grand Cayman, KY1-9005
Cayman Islands
(Address of principal executive offices, including zip code)
(604) 276-7500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Ordinary Shares, par value $0.0001	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of October 31, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, the registrant’s ordinary shares were not listed on any exchange or over-the-counter market. The Registrant’s ordinary shares began trading on the New York Stock Exchange on January 17, 2014.

There were 80,519,484 ordinary shares of the registrant issued and outstanding as of July 8, 2014.

DOCUMENT INCORPORATED BY REFERENCE.

Portions of the definitive Proxy Statement for the Registrant’s 2014 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days of the Registrant’s fiscal year ended April 30, 2014.

 CHC GROUP LTD.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
April 30, 2014

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND
OTHER INDUSTRY AND MARKET DATA
This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our level of indebtedness and obligations under our operating leases;

•	competition in the markets we serve;

•	loss of any of our large, long-term support contracts;

•	inherent risks in operating helicopters;

•	failure to mitigate losses through a robust safety management and insurance coverage program or to maintain standards of acceptable safety performance;

•	risks associated with our fixed operating expenses and long-term contracts;

•	our reliance on a small number of helicopter manufacturers;

•	limited number of suppliers and availability of replacement helicopter parts and subcontracted services;

•	inability to fund our working capital requirements;

•	reliance on the secondary used helicopter market to dispose of older helicopters;

•	extensive regulation;

•	potential for conflict with the other owners of non-wholly-owned variable interest entities;

•	political and economic uncertainty;

•	compliance risks associated with international activities;

•	application of tax laws in various jurisdictions;

•	foreign currency exposure and related hedging activities;

•	exposure to credit risks;

•	allocation of risk between our customers and us;

•	dependence on the oil and gas industry, and particular markets within that industry;

•	reduction or cancellation of services for government agencies;

•	inability to upgrade our technology;

•	reliance on information technology;

•	assimilation of acquisitions and the impact of any future material acquisitions;

•	loss of key personnel;

•	labor problems;

•	insufficient assets in our defined benefit pension plan;

•	adverse results of legal proceedings;

•	potential adverse U.S. federal income tax consequences;

•	our financial sponsor’s control over us, and its interests that may conflict with ours and may differ from those of our public shareholders;

•	future sales of our ordinary shares by current shareholders;

•	lack of a prior trading market for our ordinary shares;

•	our holding company structure; and

•	the costs of being a public company, including Sarbanes-Oxley Act compliance.

We caution you that the above list of cautionary statements is not exhaustive and should be considered with the risks described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. We disclaim any intentions or obligations to update or revise any forward-looking information, whether as a result of new information, future events or otherwise, except in accordance with applicable securities laws.
The market data and other statistical information (such as the size of certain markets and our position and the position of our competitors within these markets, oil and gas production and market information) used throughout this Annual Report on Form 10-K are based on independent industry publications, government publications, reports by market research firms or other published independent sources. Some market data and statistical information are also based on our good faith estimates, which are derived from our review of internal surveys, as well as the independent sources listed above. This information may prove to be inaccurate because of the method by which we obtain some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties. As a result, although we believe these sources are reliable, we have not independently verified the information and cannot guarantee its accuracy and completeness. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Company,” “CHC,” “we,” “us” and “our” refer to CHC Group Ltd. and its subsidiaries. Our fiscal year ends on April 30, and we refer to fiscal years based on the end of such period (the fiscal year ended April 30, 2014 is referred to as “fiscal 2014”). Certain operational terms used in this Annual Report on Form 10-K are defined under the heading “Glossary.”

TRADEMARKS
CHC Helicopter and the CHC Helicopter logo are trademarks of CHC Capital (Barbados) Ltd., a wholly owned subsidiary of CHC Group Ltd. All other trademarks and service marks appearing in this Annual Report on Form 10-K are the property of their respective holders. All rights reserved. The absence of a trademark or service mark or logo from this Annual Report on Form 10-K does not constitute a waiver of trademark or other intellectual property rights of CHC Group Ltd., its subsidiaries, affiliates, licensors or any other persons.

GLOSSARY

Deepwater	Water depths of approximately 4,500 feet to 7,499 feet.

Dry lease	A dry lease is a leasing arrangement whereby an entity provides an aircraft to another operator without insurance, crew, ground staff, supporting equipment or maintenance.

Embedded equity
Embedded equity, an intangible asset, represents the amount by which the estimated market value of a leased helicopter exceeded the leased helicopter purchase option price at September 16, 2008, the acquisition date of the predecessor of our wholly owned subsidiary by First Reserve Management, L.P. (or First Reserve). Embedded equity is assessed on an ongoing basis for impairment. Impairment, if any, is recognized in the consolidated statements of operations.

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

Average HE count
Our heavy and medium helicopters, including owned and leased, are weighted at 100% and 50%, respectively, to arrive at a single HE count, excluding helicopters that are expected to be retired from the fleet. The average HE count for a period is calculated using a weighted average of the HE count for the beginning and end of each quarter included in that period.

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

New technology
When used herein to classify our helicopters, a category of higher-value, recently produced, more sophisticated and more comfortable helicopters, including Airbus Helicopters (formerly Eurocopter) EC225, EC135, EC145 and EC155; AgustaWestland’s AW139; and Sikorsky’s S76C+, S76C++ and S92A.

OEM	Original equipment manufacturer.

PBH
Power-by-the-hour. A program where a helicopter operator pays a fee per flight hour to an MRO provider as compensation for repair and overhaul components required in order for the helicopter to maintain an airworthy condition.

Rotables	Helicopter parts that can be repaired and reused such that they typically have an expected life approximately equal to the helicopters they support.

SAR	Search and rescue.

Ultra-deepwater	Water depths of approximately 7,500 feet or more.

v

 PART I

Item 1.	Business
Overview
We are the world’s largest commercial operator of helicopters based on revenue of $1.8 billion in fiscal 2014. We are also the world’s largest commercial operator of heavy and medium helicopters based on our fleet of 236 heavy and medium helicopters as of April 30, 2014. With bases on six continents, we are one of only two global commercial helicopter service providers to the offshore oil and gas industry. Our mission is to provide the highest level of service in the industry, which we believe will enable our customers to go further, do more and come home safely. With over 60 years of experience providing helicopter services, we believe our brand and reputation have become associated with safe and reliable transportation and mission-critical logistics solutions. Our fleet of heavy and medium helicopters, global capabilities and reputation for safety position us to capitalize on anticipated increases in ultra-deepwater and deepwater drilling and production spending by our major, national and independent oil and gas company customers.
Our helicopters are primarily used to facilitate large, long-distance crew changes on offshore production facilities and drilling rigs. We also provide SAR and EMS to government agencies. We maintain a presence in most major offshore oil and gas markets through a network of approximately 70 bases with operations in approximately 30 countries, more than any other commercial helicopter service provider in the world. We cover this expansive and diverse geography with a technologically advanced fleet of 236 helicopters and the expertise to serve customers in ultra-deepwater and deepwater locations. To secure and maintain operating certificates in the many jurisdictions in which we provide helicopter services, we must meet stringent and diverse regulatory standards across multiple jurisdictions, and have an established track record in obtaining and maintaining certificates as well as working with regulators and local partners.
We generate the majority of our oil and gas customer Helicopter Services revenue from contracts tied to our customers’ offshore production operations, which have long-term transportation requirements. A substantial portion of our remaining oil and gas customer Helicopter Services revenue comes from transporting personnel to and from offshore drilling rigs and we believe this capability allows us to take advantage of expansion in the global ultra-deepwater rig fleet. Approximately 73% to 78% of the flying revenue in our Helicopter Services segment was attributable to fixed monthly charges for the fiscal years ended April 30, 2012, 2013 and 2014.
We also provide MRO services through our Heli-One business to both our own Helicopter Services segment and to third-party customers. Our MRO capabilities enable us to perform heavy structural repairs, and maintain, overhaul and test helicopters and helicopter components globally across various helicopter types. We believe our in-house MRO operations through our Heli-One business enable us to manage our supply chain and maintain our fleet more efficiently, thereby increasing the availability of our helicopters and reducing our overall cost of maintenance. In addition, we are the largest provider of these services (excluding OEMs), which allows us to provide our Heli-One customers with comprehensive MRO services across multiple helicopter types and families. Our MRO services include complete maintenance outsourcing solutions, parts sales and distribution, engineering services, design services and logistics support.
Our Market Opportunity
We believe trends in the offshore oil and gas industry will positively affect the market and demand for our helicopter services. As the major, national and independent oil and gas companies seek to replace reserves and grow production, we believe they will continue to explore for, develop and produce oil and gas from deeper waters and at locations that are further offshore, which requires more complex transportation and logistics services. Oil and gas companies are also adopting increasingly complex offshore oilfield services and solutions that require more personnel to operate. Additionally, regulatory bodies are increasing their own oversight functions, and crews are being rotated on and off at periodic intervals. We believe these factors will drive an increase in the number of personnel needing to be transported to and from offshore facilities. Helicopter service is the most efficient and often the only viable or permitted form of transportation in many of these jurisdictions due to the distance from shore of the platforms and environmental conditions offshore, particularly in the North Sea, where a sea-faring vessel may take a substantially longer time to cover the same distance and in significantly less comfortable conditions, with greater logistical risks of transporting workers from vessel to platform.
We believe that the adoption of more complex services on ultra-deepwater and deepwater installations, increased regulatory oversight of these installations and more frequent rotation of increasingly larger crews at regular intervals will further drive customer demand for heavy and medium helicopters, which comprise all of our fleet. Based on our experience, heavy and medium helicopters are favored by customers with ultra-deepwater and deepwater transportation needs due to their greater range, passenger capacity, comfort, enhanced passenger safety systems and ability to fly under a variety of conditions. In recent years, in our experience, the demand for new commercial medium and heavy helicopters has outpaced their supply, a trend we believe will continue. As a result, we expect the market dynamics for our helicopter services to remain strong.

Furthermore, we believe that our size and scale afford us greater operational and commercial flexibility when purchasing new helicopters and helicopter parts, allowing us to continue to grow our business in response to market opportunities.
Based on our experience operating in the industry, the market for MRO services is highly fragmented. We believe we are the only independent non-OEM provider of MRO services with a global footprint. Moreover, we believe our status as the largest commercial operator that purchases heavy and medium helicopters has positioned us to obtain licenses from all of the major manufacturers to conduct a full range of MRO services across a wide array of models of helicopters used in our industry. We believe that our geographic reach, combined with the related licenses, offers us a significant opportunity to grow our Heli-One business with our third-party customers. As demand for helicopter services grows in conjunction with growth in ultra-deepwater and deepwater drilling and production, we expect that a corresponding increase in flying hours should lead to greater demand for MRO services.
Our Operations
We conduct operations in approximately 30 countries through a network of approximately 70 bases on six continents, including a global operations center located in Irving, Texas. We believe our global operations center is the first of its kind in our industry, allowing us to centrally coordinate flight schedules, pilot rostering, training, fleet management and maintenance from a single location. Representatives from helicopter manufacturers work on-site at our global operations center alongside our own employees to resolve maintenance issues and return helicopters to service. Our global operations center leverages new information technology systems to promulgate best-in-class practices and procedures throughout our company.
We assist our customers with logistics solutions to manage rotation of their crews, as many of our offshore oil and gas customers are required by law and collective labor agreements to change crews every seven to 14 days. For the fiscal year ended April 30, 2014, we operated approximately 86,000 flights worldwide, carrying in excess of one million passengers. As offshore operators have moved further from shore and become more remote, crews have grown larger and taken on functions that previously relied on shore based support. To accommodate the change out of larger crews, a helicopter would have to make multiple trips or several helicopters would have to be used. Computerized logistics systems in our global operations center help us provide seamless coordination between our regional bases and our customers, matching customer needs with helicopters, engineer and pilot availability which enables efficient crew changes, while maintaining compliance with relevant regulations. We continue to enhance our logistical systems and are implementing a roll-out of our long-term crew planning and scheduling program, our Airline Information Management System, or AIMS, to further improve customer service levels. This system improves crew scheduling, the integration of crew rosters, allows integrated training planning and enhances key performance indicator reporting to improve crew and helicopter productivity. In addition, we have advanced systems in place to monitor and maintain equipment. In the event a helicopter requires unforeseen repairs or replacement of parts, we have the ability to provide immediate support to ground personnel to make a repair as well as a dedicated team available to identify the most efficient manner to source any replacement parts. We believe that our global operations center, combined with our expertise in crew logistics and equipment availability as well as our robust compliance programs, allow us to offer superior and differentiated service to our customers.
Our MRO operations are conducted through our Heli-One business, which provides quality and cost control for maintenance, repair, and overhaul of our own fleet as well as comprehensive outsourced MRO services to third-party customers. We maintain four principal Heli-One centers for our global MRO operations, including Delta, British Columbia (Canada), Fort Collins, Colorado (USA), Rzeszow (Poland) and Stavanger (Norway). We maintain a strategic inventory of spare parts, providing us the ability to respond quickly and efficiently to unplanned maintenance events. We believe our focus on speed and efficiency allows us to provide better service at lower cost. Approximately 28%, 34% and 38% of our third-party Heli-One revenue in the 2012, 2013 and 2014 fiscal years, respectively, was derived from “power by the hour” contracts, where the customer pays a ratable monthly charge, typically based on the number of hours flown, for all scheduled and un-scheduled maintenance.
Safety and Regulatory Compliance
We strive to exceed the stringent safety and performance audit standards set by aviation regulatory bodies and our customers. We have established an in-house flight safety group that is responsible for our compliance with safety standards within our organization, standardizing base operating procedures, compliance with government regulations and customer requirements, and educating and training our flight crews. Over the five year period ended April 30, 2014, according to our safety records we had a rolling average of 0.38 accidents per 100,000 flight hours, a much lower than average rate reported for civilian twin engine helicopters and an even smaller fraction of the rate reported for offshore helicopter operations generally, per industry reports. We also host a highly regarded annual international safety summit, attended by our customers, manufacturers, competitors and regulators, which is a manifestation of our commitment to safe operations.

A key to maintaining our strong safety record is having a highly qualified and experienced workforce. Our pilots average in excess of 3,000 flight hours of experience, and many of them carry endorsements to operate more than one type of helicopter. Our mechanics are highly experienced and receive ongoing training from helicopter manufacturers.
In addition to safety regulations, most of the countries in which we conduct flying operations have laws, with typically complex requirements, that require commercial operators to hold either or both an operating license and an air operator certificate, or AOC. We believe our track record of safety and experience working with regulators will enhance our ability to obtain needed licenses/certificates as we continue to grow.
Our Fleet
Helicopters are generally classified as light (3 to 7 passengers), medium (8 to 15 passengers) and heavy (16 to 26 passengers). We believe heavy and medium helicopters are favored by our customers and are best suited for crew change transportation services on oil and gas production facilities and drilling rigs due to their greater range, higher passenger capacity, enhanced passenger safety systems and ability to fly under a broader variety of conditions than light helicopters. In addition, heavy and medium helicopters have twin engines and typically two pilots, making them safer for longer flights. As a result, larger helicopters generally command higher pricing and earn higher margins compared to smaller helicopters.
We operate the largest fleet of heavy and medium commercial helicopters serving the offshore oil and gas industry, with 236 helicopters as of April 30, 2014. Our fleet is comprised purely of heavy and medium helicopters, which we believe optimally positions us to respond to opportunities in the high growth ultra-deepwater and deepwater market. Over the last eight years, we have modernized and expanded our fleet significantly, and we continue to invest to meet customer demand for newer heavy and medium helicopters. We have strong longstanding operating relationships with the four major OEMs, Airbus Helicopters, Sikorsky, AgustaWestland and Bell, and have helicopters manufactured by each of them in our fleet. This diversity ensures that we are not overly reliant on any one model or manufacturer, while still giving our fleet critical mass across various helicopter types, resulting in fleet management, maintenance and training efficiencies.
The model life cycle for helicopters spans multiple decades. Individual components, which represent a large majority of a helicopter’s value, are frequently replaced to meet regulatory requirements or safety standards. In addition, there is an active secondary market for helicopters supported by independent appraisers and valuation experts.
As of April 30, 2014, our fleet was valued at approximately $3.0 billion based on the average of 2014 third-party appraisals of fair market value by Ascend Worldwide Group Holdings Limited and HeliValue$, Inc., consisting of approximately $2.1 billion of value attributable to heavy helicopters and approximately $898 million of value attributable to medium helicopters. As of April 30, 2014, the average age of our fleet was 11 years. The Airbus EC225, Sikorsky S92A, AgustaWestland AW139 and Sikorsky S76C++, which have been the core part of our capital investment program in recent years, represent approximately 79% of our total fleet value as of April 30, 2014.

The table below provides a detailed summary of our fleet as of April 30, 2014:

Helicopter Type	Total	Cruise Speed (kts)	Approximate Range (nmi)	Passenger Capacity	Maximum Weight (lbs)
Heavy:
Sikorsky S92A	39	145	400	19	26,500
Airbus Helicopters EC225	36	145	400	19	24,250
Airbus Helicopters (AS332 L, L1, and L2)	38	130-140	250-350	17-19	18,000-20,500
Total Heavy	113
Medium:
AgustaWestland AW139	40	145	280	12-15	15,000
Sikorsky S76C++	23	145	220	12	11,700
Sikorsky S76C+	22	145	175	12	11,700
Sikorsky S76A++	15	135	110-130	12	10,800-11,700
Bell 412	10	125	135	13	11,900
Airbus Helicopters AS365 Series	8	120-145	80	11	9,500
Airbus Helicopters EC135/145/155	5	N/A(1)	N/A(1)	N/A(1)	N/A(1)
Total Medium	123
Total Helicopters	236

(1)	EMS only
As of April 30, 2014, we have committed to purchase 28 new heavy and medium helicopters from multiple OEMs for a total of approximately $688.2 million. These helicopters are expected to be delivered in fiscal 2015 ($351.4 million), 2016 ($251.9 million) and 2017 ($84.9 million) and will be deployed in our Helicopter Services segment. We intend to enter into leases for these helicopters or purchase them outright upon delivery from the manufacturer. Additionally, we have committed to purchase $61.4 million of helicopter parts by October 31, 2015 and $100.0 million of heavy helicopters from Airbus Helicopters prior to December 31, 2016. In addition, at April 30, 2014, we had the option to purchase 25 heavy and medium helicopters which, if exercised, would represent a total purchase commitment of 53 helicopters, excluding the committed dollar amount with Airbus Helicopters. We have a pipeline of opportunities identified that we believe will create long-term contracts for these new helicopters.
 The table below shows new deliveries of helicopters under contract with OEMs and lessors as of April 30, 2014 in fiscal years ending April 30, 2015, 2016, 2017, and 2018 and thereafter.

	Number of helicopters
	Purchase commitments (i)	Options
2015	15	2
2016	10	8
2017	3	9
2018 and thereafter	—	6
	28	25
(i) Does not include helicopters related to our commitment to purchase $100.0 million of heavy helicopters from Airbus Helicopters or our intention to lease four helicopters from an independent lessor, with four planned deliveries in the fiscal year ended April 30, 2015.
.

The following map illustrates the geographic distribution of our helicopters as of April 30, 2014 and countries in which we operated over the prior 12 months:

Eastern North Sea
36
36
Western North Sea
50
20
30
Africa Euro Asia
23
4
19
Australia
46
18
28
Americas Ex-Brazil
1
1
4
Nigeria
4
South East Asia
13
13
Brazil
37
16
21
Worldwide Fleet
236
123
113
Denotes countries with operations
Corporate and Heli-One Only
Heavy Helicopters
Medium Helicopters

Note: Fleet count as of April 30, 2014.  Worldwide fleet includes 26 helicopters held for retirement, dry lease or post-delivery modification.

Segments
We report under two operating segments and have a Corporate Segment comprised primarily of general and administration costs. Our two operating segments are as follows:

Helicopter Services
Our Helicopter Services segment consists of flying operations in the North Sea, the Americas, the Asia Pacific region and the Africa-Euro Asia region primarily serving our offshore oil and gas customers, and providing SAR and EMS to government agencies. We are one of only two commercial helicopter service providers to the offshore oil and gas industry with global operations. We provide logistics solutions and helicopter transportation to and from production facilities and drilling rigs.

•
The majority of our revenue from oil and gas customers is from contracts tied to our customers’ offshore production operations. A substantial portion comes from transporting personnel to and from offshore drilling rigs.

•
Our helicopter services business in the oil and gas industry is largely characterized by medium to long-term contracts (i.e., four to five years and normally carry extension options of one to five years).

•	The majority of our customers are major, national and independent oil and gas companies.

•
We believe our services are critical to our customers as helicopter transportation is a cost-effective, viable means to transport people, from land to offshore oil and gas production facilities and drilling rigs.

•
Maintaining a strong safety record is a primary concern for us and our customers, and as of April 30, 2014, our five-year rolling average was 0.38 accidents per 100,000 flight hours. The accident rate is calculated using the number of accidents, as defined by the International Civil Aviation Organization, divided by the number of hours flown in the same period and then multiplied by 100,000.

•
Our transformation initiatives, such as our global operations center in Irving, Texas and our IT initiatives provide strategic oversight and integrated maintenance and support to our operation bases around the world.

We particularly target opportunities for long-term contracts that require heavy and medium helicopters, operated by highly trained personnel who place an emphasis on safety. We are a market leader in most of the regions we serve, with a well-established reputation for safety, customer service and helicopter reliability. For the fiscal years ended April 30, 2012, 2013 and 2014 revenues generated by helicopter transportation services for the oil and gas industry accounted for approximately 79%, 81% and 83% of our consolidated total revenues, respectively.
We believe providing helicopter services to oil and gas production customers generally provides our company with a more stable revenue stream, since the production business is typically less cyclical in nature than the exploration and development business. Offshore production platforms generally run at full capacity, irrespective of commodity prices, until the economic end-life of the respective field. These production platforms generally have expected lives of 20 years or more, depending upon the size and characteristics of the field.
We are also one of the world’s leading commercial providers of SAR and EMS services through our Helicopter Services segment. We have long-term contracts with government agencies and commercial operators in the United Kingdom, Ireland and Australia. Our SAR and EMS contracts average eight years in duration. Contracts are generally entered into directly with state and federal governments.
By region, our Helicopter Services business operates as follows:
North Sea
Our helicopter services in the North Sea primarily consist of flying operations in the Eastern North Sea and Western North Sea regions. We are one of the largest helicopter services providers in the North Sea, one of the world’s largest oil producing regions, with approximately 86 helicopters in operation. The Eastern North Sea region is comprised mainly of Norway, where we serve Statoil, while the Western North Sea region includes the United Kingdom, Ireland and the Netherlands, where major oil and gas customers include Total, MCA and Apache. Our operations in the North Sea are managed through our network of bases located in key regions. Our main operation bases in the North Sea are in Aberdeen, Scotland; Stavanger, Norway; and Den Helder, Netherlands, although we also operate numerous other bases around the North Sea. In addition, we have long-term contracts with government agencies and commercial operators in the United Kingdom and Ireland to provide SAR and EMS helicopter services.
Americas
Our Helicopter Services segment in the Americas operates in both North and South America, principally in Brazil, where substantially all of our helicopters in the Americas region operated as of April 30, 2014. In Brazil, we operate a fleet of heavy helicopters to service our customers in the regional oil and gas sector, a market that is shifting to heavy helicopter technology as pre-salt fields in ultra-deepwater environments have been further developed. We expect Brazil to be one of the fastest growing markets for offshore helicopter transportation services. We have made additional investment in the region to enhance access to deepwater fields, including the completion of construction in fiscal 2014 of a new hangar facility in Cabo Frio, in close proximity to the Campos Basin off the Brazilian coast.
Asia Pacific
The Asia Pacific region includes Australia and Southeast Asian countries, where we provide helicopter services to the offshore oil and gas industry in Australia, Thailand, Malaysia and East Timor. We have approximately 46 helicopters located in 20 bases in the Australia region, including two in the Northwest Shelf and two in Browse Basin, and five smaller bases scattered throughout Southeast Asia, operating an additional 13 helicopters. We also have a number of long-term contracts with commercial operators, military and local government to provide SAR and EMS from several bases in Australia.
Africa-Euro Asia
We operate in the Africa-Euro Asia region to provide helicopter services in Nigeria, Equatorial Guinea, Kazakhstan, Mozambique, Tanzania and other African and European countries. We operate from approximately fourteen bases in this region. In fiscal 2014, we have renewed our presence in Nigeria, where we have secured two AOC licenses through our joint venture partner, Atlantic Aviation, and have commenced commercial operations. As of April 30, 2014, we have four helicopters based in Nigeria, including AW139 type helicopters. In fiscal 2014, we obtained our own helicopter operating license in Tanzania. Also in fiscal 2014, we commenced operations on a five-year contract to support Shell's deepwater exploration activities, to be conducted in various territorial waters around the African coast.

Maintenance, Repair and Overhaul
Our Heli-One segment is a world-leading independent commercial provider of helicopter support and MRO services. Our comprehensive range of capabilities and broad geographic footprint allow us to offer a full suite of after-market services including engine, airframe and component MRO, logistics support, parts sales and distribution, engineering services, design services and logistics support. We provide these services individually or as part of multi-year complete maintenance outsourcing. We provide sophisticated avionics integration services to the armed forces of European nations, and we partner with helicopter manufacturers around the world to provide MRO services to their direct customers.
We believe our Heli-One segment enhances our business model in several respects:

•	Our in-house repair and overhaul capabilities provide operational control and flexibility over the maintenance of our fleet, lowering our operating costs and providing a competitive advantage.

•	Third-party demand for MRO services by each of the government, military and the civil sectors provide us with a diverse stream of revenue.

•
Air worthiness regulations, which are established by civil aviation authorities and manufacturers, require that every dynamic component of a helicopter be replaced or overhauled on a regularly scheduled basis, resulting in steady demand for our MRO services.

All helicopter airframes, engines and components are required by manufacturer and government regulations to be serviced and overhauled based on flight hours, cycles or the actual condition of parts. The repair and overhaul process includes disassembling, cleaning, inspecting, repairing and reassembling engines, components and accessories, and testing complete engines and components. Helicopter operators typically consider the complexity and cost of tasks when choosing whether to perform them in-house or outsource the work to a third-party. MRO companies are required to obtain licenses from government regulatory bodies and, in many cases, from helicopter manufacturers to provide MRO services. Companies active in this industry include manufacturers of helicopters, components and accessories; manufacturer-authorized repair and overhaul operators; and small workshops typically not authorized by the manufacturers. The low cost of transporting components relative to the total cost of repair and overhaul services has resulted in development of a worldwide MRO market.
Our Heli-One segment specializes in heavy structural repair, maintenance, overhaul and testing of helicopters and helicopter components in North America and Europe. Our comprehensive capabilities span helicopters including Sikorsky S61N, S76 series and S92A; Bell 212 and 412; AgustaWestland AW139; Airbus Helicopters AS332, EC225, AS350, and AS365. Our engine expertise spans models including Pratt & Whitney PT6T; Turbomeca Arriel 1 and 2; Makila; and GE CT58 and T58. In the current fiscal year, we obtained engine-specific support certification from the United Kingdom's Ministry of Defence’s Military Aviation Authority. We have extensive expertise in all areas of engineering and design for conversion upgrades and refurbishments, including avionics.
Heli-One’s main MRO competitors are helicopter manufacturers, which are also our main parts suppliers. Factors that affect competition within the repair and overhaul market include price, quality, safety record and customer service. To minimize issues related to availability and pricing of the parts we need to perform MRO work, Heli-One generally has long-term supply arrangements with the helicopter manufactures and works closely with them on items such as modifications and approvals of parts and components. Furthermore, we believe that our position as one of the largest purchasers of new helicopters affords us greater commercial flexibility when purchasing helicopter parts.
We provide customers with integrated logistics support, including 24-hour service for all scheduled and unscheduled maintenance events for engines, dynamic components, repairable components and consumable parts. We also support special mission equipment. Heli-One offers next-day delivery in most locations on a wide range of helicopter parts from all major manufacturers through a global distribution network that includes our new Global Distribution Center in Amsterdam which opened in January 2014. Our Heli-One operations now have facilities in Delta, British Columbia; Stavanger, Norway; Fort Collins, Colorado and a newly opened 65,000 sq. feet hangar in Rzeszow, Poland. We believe our global buying power gives us competitive pricing on all major components. We believe we provide quality, competitively priced support services to civilian and military helicopter operators worldwide.
Customers and Contracts
Our current oil and gas customer base is comprised of major, national and independent oil and gas companies. These customers generally enter into multi-year contracts for our services. The majority of our customer contracts provide for revenues based on fixed-monthly charges and hourly flight rates. In addition, our contracts generally require the customer to either provide or to be charged for fuel, which significantly limits our operational exposure to volatility in fuel costs.

Our contracts with offshore oil and gas customers are typically for periods of four to five years, and normally carry extension options of one to five years. Our contracts with government agencies for SAR and EMS services are typically for periods of eight to ten years, and we believe government agencies will increasingly look to outsource this function. Based on our experience, we believe that contracts are awarded based on a number of factors, including technical capability, operational effectiveness, price, strength of relationships, availability of fleet types and other technical mission requirements, quality of customer service and the safety record of the helicopter service provider. We believe that maintaining a strong safety record is imperative for our customers, and that our safety record and safety culture at all levels of our organization are key to maintaining and growing our business.
Longer-term contracts are ordinarily awarded through competitive bidding processes. An incumbent operator commonly has a competitive advantage when pursuing future business with that customer because of its relationship with the customer, knowledge of operating site characteristics, pre-existing investment in support infrastructure and demonstrated ability to meet defined service-level requirements. Also, customers often prefer to avoid start-up costs associated with switching to another operator. In the fiscal year ended April 30, 2014, we have retained approximately 94% of offshore oil and gas customer contracts that were up for renewal or extension.
Our key customers include many leading oil and gas companies around the world. The following table sets out our top ten oil and gas customers based on revenue for our fiscal year ended April 30, 2014 and geographic regions served. Our top two customers for the year ended April 30, 2014 were Statoil and Petrobras, accounting for 14% and 13% of our revenues respectively. No other single customer accounted for more than 10% of our revenues during this period.

Geographic regions served by CHC
Company	Credit rating (Moody’s / S&P)	North Sea	Brazil	Australia	SE Asia	Africa-Euro Asia
	A2 / A	●	●			●
	Aa1 / AA	●			●
	A1 / A	●		●	●
	A3 / A			●		●
	Baa1/BBB-		●			●
	Aa1 / AA	●		●	●	●
	Aa2 / AA-	●				●
	Aa1 / AA-	●		●	●	●
	Baa1/BBB+			●
	A3/A-	●
For our fiscal year ended April 30, 2014, the customers in the table above constituted approximately 67% of our total revenues.
The largest customer of our Heli-One segment is our Helicopter Services segment. Our Heli-One contracts with third parties include military, coast guard, parapublic and other governmental organizations, and other helicopter operators. Revenues can be earned for services provided individually or, in many cases, as part of multi-year, complete maintenance outsourcing agreements.

Competitive Strengths
We believe that we possess the following competitive strengths, which will enable us to continue to grow our business globally:

•
The world’s largest new generation fleet of heavy and medium helicopters. We are the world’s largest commercial operator of helicopters based on revenue of $1.8 billion in fiscal 2014. We are also the world’s largest commercial operator of heavy and medium helicopters based on our fleet of 236 heavy and medium helicopters as of April 30, 2014. Our premium fleet has enabled us to establish a prominent position as a helicopter services provider to the fast-growing ultra-deepwater and deepwater markets. Our fleet includes some of the newest and most advanced civilian helicopters, including the Airbus Helicopters EC225, Sikorsky S92A, AgustaWestland AW139 and Sikorsky S76C++, which together represent approximately 79% of our total fleet value and which we believe helps us attract and retain highly experienced pilots and maintenance engineers. We have modernized and expanded our fleet significantly over the last nine years, and we continue to invest to meet customer demand. As of April 30, 2014, we have plans to acquire 28 new heavy and medium helicopters from multiple OEMs, and $100.0 million of heavy helicopters from Airbus Helicopters, with delivery dates between fiscal 2015 and 2017, and options to acquire an additional 25 heavy and medium helicopters. The size of our fleet and diversity across multiple helicopter types enables us to meet the varied operational requirements of our customers.

•
Largest global footprint servicing the offshore oil and gas market. We believe we are the most globally diverse participant in our industry, with operations in approximately 30 countries. Our broad geographic coverage and experience entering new markets enables us to respond quickly and efficiently to new business opportunities, by leveraging our knowledge of, and experience with, international safety standards, local market regulations and customs. Additionally, our multi-national footprint and scale allow us to secure contracts and global framework agreements where our largest customers are seeking helicopter operators that can provide one standard of service in many locations around the world.

•
Strong long-term relationships with leading oil and gas producers. We believe we have strong relationships with our top ten customers, which include Statoil, Petrobras, BP, Shell, ConocoPhillips, Total, ENI and other oil and gas producers, many of which we have continuously served for over a decade. We establish relationships with our customers at both the regional and global level, which positions us to grow our business as our customers grow. We believe this enables us to better understand our customers’ growth objectives and positions us to participate in contract tenders. Our strong customer relationships and track record of performance have allowed us to achieve a 94% retention rate on contract renewals and extensions and a 77% win rate on all contract tenders over the 12 month period through April 30, 2014.

•
Safety record and reputation. We have implemented a single safety management system worldwide and continue to meet or exceed the stringent safety and performance audits conducted by our customers. Over the five year period ended April 30, 2014, according to our safety records, we had a rolling average of 0.38 accidents per 100,000 flight hours, a much lower than average rate reported for civilian twin engine helicopters and an even smaller fraction of the rate reported for offshore helicopter operations generally, per industry reports. Our pilots average in excess of 3,000 hours of flight experience, and many of them carry endorsements to operate more than one type of helicopter. Our mechanics are highly experienced and receive ongoing training from helicopter manufacturers. We also host a highly regarded annual CHC Safety & Quality Summit, with international attendance from our customers, manufacturers, competitors and regulators, which is a manifestation of our commitment to safe operations.

•
Our innovative transformation initiatives are driving standardization, efficiencies and cost savings. For the past four years, we have implemented a comprehensive review of our operations and organizational structure through our transformation initiatives, with the goal of consolidating, strengthening and standardizing our capabilities, tools, processes and systems globally, while lowering overhead costs. We recently designed and launched our global operations center and implemented new IT systems across our operations to drive highly integrated processes, including fleet management, flight scheduling, maintenance and supply chain, which we believe allow us to offer superior and differentiated services to our customers and our personnel in the field.

•
Only global commercial helicopter operator with in-house MRO operations through Heli-One. Our Heli-One division is the market leader in helicopter MRO services by a non-OEM. Our Heli-One segment enhances the quality control and cost competitiveness of our maintenance processes, and improves the flight availability of our fleet. We have the capability to service and support multiple models from all the major OEMs including Airbus Helicopters, Sikorsky, AgustaWestland and Bell, which allows us to offer a comprehensive outsourced maintenance solution to other helicopter operators, and to diversify our revenue stream.

•
Experienced management team. Our chief executive officer and senior executives have extensive experience at CHC managing our helicopter services business and Heli-One business and with managing major, international public corporations focused on technology, IT services and operational excellence. We believe our management’s breadth of experience, equity ownership and incentive plans align their objectives with those of our shareholders.

Our Business Strategy
Our goal is to enhance our leadership position and create value for our shareholders by consistently and efficiently providing safe, reliable value-added services to our customers while maximizing our return on assets, earnings and cash flow. To achieve this goal, we intend to focus on the following key strategies:

•
Achieve the highest levels of safety and performance. Our overall strategy is deeply rooted in a foundation of safety. We will continue to build on our highly safety-conscious culture where the safety of our passengers and employees is embedded in everything we do. We will invest in technology, processes, training and talent to continuously improve our capabilities to enable us to achieve the highest level of safety performance and standards.

•
Continue to apply a disciplined, returns-based approach to evaluating growth opportunities. We have implemented a rigorous, financial returns-based approach throughout our organization that is fundamental to how we evaluate growth opportunities. Our centralized decision-making framework is critical to ensuring that our clearly defined return thresholds are applied in all key investment-making decisions, such as setting contract terms, pursuing expansion into new regions and acquiring new helicopters. This disciplined and coordinated methodology of pursuing the highest risk-adjusted growth opportunities will continue to drive our expansion strategy and enable us to make rational capital investment decisions and maximize our returns as we continue to grow.

•
Continue to invest in our fleet of heavy and medium helicopters to meet customer demand and maximize our long-term financial returns. We will continue to upgrade our fleet and optimize our fleet size and mix to reflect the latest technologies and larger helicopters demanded by our customers, while selectively divesting older helicopters. We will continue to manage our fleet to provide optimum service to the growing ultra-deepwater and deepwater markets, where larger helicopters are preferred by our customers for their reliability, comfort and efficiency. The demand for helicopter services combined with continued constraints on new helicopter supply will allow us to focus our investments in our fleet on opportunities with the highest strategic and financial value. We believe our global fleet management strategy allows us to deploy our assets to our most attractive opportunities worldwide.

•
Expand our operations in high growth markets. We have existing operations in what we believe are some of the highest growth markets for helicopter services, such as Brazil and Nigeria. We intend to continue to grow in these regions as we believe the demand for our services continues to grow. We will also continuously evaluate entry into new markets with high projected growth rates which are often characterized by isolated locations and greater operating distances from shore. We have a track record of successfully entering new markets, which requires experienced pilots and expertise in assessing risks, obtaining permits, partnering with local businesses, working with regulators and establishing new flight bases. We believe our customers recognize the importance of our track record as well as our standardized and globally-integrated operational support, maintenance and IT systems, and our ability to realize operational efficiencies across numerous and often remote jurisdictions. We believe that owning the world’s largest fleet of heavy and medium helicopters positions us to continue to grow our business in high growth ultra-deepwater and deepwater markets.

•
Leverage the differentiated attributes of our Heli-One segment to expand the depth and global reach of our Heli-One platform. We believe we are the largest non-OEM MRO vendor servicing the industry today and we believe that our Heli-One segment provides us with a competitive and differentiating advantage. The breadth of services we provide and our operational scale has enabled us to establish unique supply chain management expertise that we will leverage to provide superior service levels to our customers. We will capitalize upon our access to key OEM licenses to bolster our strategic inventories and to improve the level of integration with our own internal operations, as well as to expand our third-party revenues. We will seek to grow our third-party Heli-One business, as we believe it offers an opportunity to generate attractive returns on limited incremental capital investment. Given the fragmented nature of the global MRO market, we will also pursue targeted strategic acquisitions to enhance our position in key regions or markets and to capture new, unique service offerings for our customers.

•
Utilize knowledge and enterprise management systems to hone our customer service. We seek to build a customer-centric culture responsive to our customers’ unique requirements. As part of our operational transformation efforts and investment in IT systems, we have expanded our capabilities to measure and report key performance metrics that are most critical to our customers. Our commercial and customer support teams maintain a regular dialogue across multiple disciplines within our customers’ organizations to share these performance metrics as well as to discuss our customers’ future plans. This enables us to better understand our customers’ needs and how well we are addressing them. We believe that developing and maintaining such a deep understanding of our customers’ requirements enables us to provide superior customer-centric services and ideally positions us to grow with our customers as they expand their operations.

•
Continue to implement innovative transformation initiatives to pursue industry leading operating efficiency and superior returns. We believe innovation is core to our culture. We believe we are the first in the industry to establish a global, in-house MRO capability through Heli-One and a global operations center, and to implement innovative IT platforms to standardize global processes. We have established leadership in innovative transformation as a firmwide mindset with the goal of continuously improving operating efficiency, identifying cost savings and enhancing returns.

Revenue by End Market
(in thousands of U.S. dollars)

	For the fiscal year ended April 30,
Industry Sector	2012		2013		2014
Oil and Gas	$1,330,163	79%	$1,417,546	81%	$1,452,908	83%
MRO	166,479	10%	140,444	8%	147,271	8%
EMS/SAR	158,505	9%	171,053	10%	158,018	9%
Other	37,392	2%	14,804	1%	6,782	—%
Total	$1,692,539	100%	$1,743,847	100%	$1,764,979	100%
Revenue by Geography
(in thousands of U.S. dollars)

	For the fiscal year ended April 30,
	2012		2013		2014
Norway	$531,452	31%	$491,938	28%	$520,279	30%
United Kingdom	262,592	16%	306,893	18%	282,919	16%
Australia	213,970	13%	261,424	15%	249,996	14%
Brazil	210,347	12%	282,469	16%	264,815	15%
Asia	93,782	5%	86,949	5%	94,172	5%
Other European Countries	264,156	16%	207,967	12%	213,475	12%
Other Countries	116,240	7%	106,207	6%	139,323	8%
Total	$1,692,539	100%	$1,743,847	100%	$1,764,979	100%

Competition
We are one of two global helicopter service providers to the offshore oil and gas industry; other competitors are smaller, regional operators. We have a significant market position in all global offshore oil and gas market regions, with the exception of the Gulf of Mexico. Oil and gas companies operating in the Gulf of Mexico have historically used primarily light and medium helicopters under short term contracts and, as a result, the current economics of providing services in the Gulf of Mexico would be less profitable for us than those in other regions of the world. As oil and gas companies seek to expand drilling and production to deeper waters offshore in the Gulf of Mexico we may re-examine our participation in this market.
We believe we are well positioned to capitalize on future growth opportunities. As oil and gas wells are depleted, oil companies are developing ultra-deepwater and deepwater reserves further offshore. Our global presence, long-term customer relationships and modern fleet of helicopters positions us to participate in new oil and gas developments in most offshore oil and gas regions.

Lease Obligations
We had entered into helicopter operating leases for 171 helicopters included in our fleet as of April 30, 2014. At April 30, 2014, the total minimum lease payments under helicopter operating leases with expiry dates ranging from fiscal 2015 to fiscal 2024 totaled $1,612.4 million. At our option, we have the right to purchase the majority of helicopters at agreed amounts that are not considered bargain purchase options. Substantially all of the costs to perform inspections, major repairs and overhauls of major components on such leased helicopters are at our expense. We may perform this work through Heli-One or have the work performed by an external MRO service provider. We have also provided guarantees to certain lessors in connection with these helicopter leases.
In addition to payment under helicopter operating leases, we had operating lease commitments as of April 30, 2014 for buildings, land and other equipment with minimum lease payments of $107.6 million and expiry dates ranging from fiscal 2015 to fiscal 2079.
For additional details see “Management's Discussion and Analysis of Financial Condition and Results of Operation—Future Cash Requirements—Contractual Obligations and Off-Balance Sheet Arrangements” and Notes 23 and 24 to the audited annual consolidated financial statements for the year ended April 30, 2014 included elsewhere in this Annual Report on Form 10-K.

Commitments to Acquire New Helicopters
As at April 30, 2014, we have committed to purchase 28 new helicopters and the total required additional expenditure for these helicopters is approximately $688.2 million. These helicopters are expected to be delivered in fiscal 2015 ($351.4 million), 2016 ($251.9 million) and 2017 ($84.9 million) and will be deployed in our Helicopter Services segment. We intend to enter into leases for these helicopters or purchase them outright upon delivery from the manufacturer. Additionally, we have committed to purchase $61.4 million of helicopter parts by October 31, 2015 and $100.0 million of heavy helicopters from Airbus Helicopters prior to December 31, 2016. In addition, at April 30, 2014, we had the option to purchase 25 heavy and medium helicopters which, if exercised, would represent a total purchase commitment of 53 helicopters, excluding the committed dollar amount with Airbus Helicopters. We have a pipeline of opportunities identified that we believe will create long-term contracts for these new helicopters.

Insurance
Operation of helicopters involves some degree of risk. Hazards, such as helicopter accidents, collisions and fire, are inherent in providing helicopter services. We maintain a flight safety organization that is responsible for ensuring compliance with safety standards within our organization and the requisite proficiency among flight crews. Our safety organization is responsible for training flight crews, conducting regular safety audits and seminars for all flight personnel, and generally ensuring safe operating techniques and standards consistent with government regulations and customer requirements. In addition, aviation regulatory bodies and customers conduct safety audits to ensure that our standards meet their requirements.
We maintain comprehensive aviation hull and liability insurance coverage in amounts and on terms that reflect prudent helicopter operations. This includes engine and spare-parts coverage. The hull policies insure against the physical loss of or damage to our helicopters. In addition we purchase hull war coverage for losses due to terrorism, hijacking, war, expropriation, confiscation and nationalization. We retain the risk of the loss of use or loss of profit from our operations, which is mitigated by the possible use of other helicopters given our fleet size.
In addition, we procure property all risks insurance, automobile liability and general liability insurance and the customary corporate insurances.

Aviation Regulations
Most of the countries in which we conduct flying operations have laws that require us to hold either or both of an operating license and an air operator certificate (AOC). Most of these countries also have materiality requirements for the issuance of operating licenses and/or AOCs that require the holder of such license or certificate to be a qualified national of such country. Companies holding such licenses and certificates must typically be both majority owned and effectively controlled, or controlled in fact, by citizens of the issuing state.

The European Union and the European Economic Area
We operate in the European Union (the “EU”) and the European Economic Area (the “EEA”) through our 49.9% ownership in EEA Helicopter Operations B.V. (“EHOB”). EHOB’s five wholly-owned operating subsidiaries operate primarily in three member states of the EU (the United Kingdom (the “UK”), the Netherlands and Ireland) and Norway, a member state of the EEA. Each of Norway and the member states of the EU must comply with EU Directive 1008/2008 and common rules for the operation of aircraft. Among other things, this directive restricts the issuance of operating licenses to carry passengers for remuneration to those companies that are majority owned and effectively controlled by nationals of a member state of the EU or the EEA. We believe that EHOB, and therefore each of EHOB’s wholly-owned subsidiaries, are both majority owned and effectively controlled by nationals of a member state of the EU.
Canada
Our helicopter operations in Canada are conducted through CHC Helicopters Canada Inc., a company wherein we hold a minority interest. That company’s flying operations are regulated by Transport Canada and are conducted under that company’s AOC. Our ability to conduct our helicopter operating business in Canada is dependent on our ability to maintain our relationship with CHC Helicopters Canada Inc. Our helicopter operations in certain other countries are conducted pursuant to an AOC issued by the Minister of Transport (Canada) under the provisions of the Aeronautics Act (Canada) for which our wholly owned subsidiary holds an exemption until 2015. If we are unable to extend the ministerial exemption pursuant to which this certificate is issued, we will need to obtain licenses and certificates issued by the countries in which we conduct such operations or reach an agreement with CHC Helicopters Canada Inc. and/or customers in such countries to transfer the operations there to CHC Helicopters Canada Inc. We cannot guarantee that we will be able to either extend the ministerial exemption, obtain local licenses and certificates or transfer such operations to CHC Helicopters Canada Inc., either at all or on acceptable terms.

Australia
Civil aviation in Australia is governed by the Civil Aviation Act, 1988, and regulations made thereunder. To operate an aircraft in Australia, it must be registered with the Australian Civil Aviation Safety Authority and a Certificate of Airworthiness must be obtained, be valid and in effect. The operation of an aircraft for a commercial purpose into, out of, or within Australian territory can only be undertaken as authorized by an Air Operators’ Certificate. Our ability to offer our helicopter transportation services in Australia is dependent on maintaining this certificate. Australia does not have a requirement for ownership or control by Australian nationals.
Brazil
We operate in Brazil through a subsidiary of BHH, a Brazilian Company 60% owned by us. To operate helicopters in Brazil, an operator must be licensed by the applicable national Civil Aviation Authority. Under applicable Brazilian law, in order to maintain its license, an operator must be “controlled” by nationals of Brazil and its officers must be Brazilian as well. By “control”, Brazilian aviation legislation refers to a holding of at least 80% of the operator’s voting shares. We believe that the majority holder of voting shares in BHH is a Brazilian national and therefore this subsidiary is currently “controlled” within the meaning of Brazil licensing requirements. Any change in the national status of the majority shareholder in BHH and/or in the nationality of the officers of this subsidiary could affect its Brazilian licenses. Our helicopter operations in Brazil are conducted through BHS - Brazilian Helicopter Services Táxi Aéreo S.A., the above-mentioned subsidiary of BHH. Our flying operations are regulated by the National Agency for Civil Aviation and are conducted under that company’s AOC. Our ability to conduct our helicopter operating business in Brazil is dependent on our ability to maintain this AOC. If we are unable to maintain this AOC, or obtain an alternative AOC, we will be prevented from flying helicopters in Brazil.
Other Countries and Regulations
Our operations in other foreign jurisdictions are regulated to various degrees by the governments of such jurisdictions and must be conducted in compliance with those regulations and, where applicable, in accordance with our air service licenses and air operator certificates. These regulations may require us to obtain a license to operate in that country, may favor local companies or require operating permits that can only be obtained by locally registered companies and may impose other nationality requirements. In such cases, we partner with local persons, but there is no assurance regarding which foreign governmental regulations may be applicable in the future to our helicopter operations and whether we would be able to comply with them.
The revocation of any of the licenses discussed above or the termination of any of the relationships with local parties discussed above could have a material adverse effect on our business, financial condition and results of operations.

We are also subject to regulations imposed by the FCPA, which generally prohibits us and our intermediaries from making improper payments to foreign officials for the purpose of obtaining or maintaining business. We have established an Ethics & Compliance Policy and a Compliance Committee, and provide compliance training to our employees to help prevent violations of the FCPA. As a condition of employment, our employees are required to abide by this policy. Our policy also requires thorough due diligence of all third-party intermediaries as well as screening and certification through TRACE International. Approved intermediaries are required to renew their TRACE certifications annually. Further, we require our vendors and contractors to be contractually bound to abide by our Ethics & Compliance Policy. Our Internal Audit team includes Ethics & Compliance Policy compliance as part of their audits.
Environmental Matters
We are subject to extensive laws, rules, regulations and ordinances in the various jurisdictions in which we operate relating to pollution and protection of the environment and to human health and safety, including those related to noise, emissions to the air, releases or discharges to soil or water, the use, storage and disposal of petroleum and other regulated materials, and the remediation of contaminated sites. Our operations, including helicopter maintenance and helicopter fueling, involve the use, handling, storage and disposal of materials that may be classified as hazardous to human health and safety and to the environment. Non-compliance with these regulations may result in significant fines or penalties or limitations on our operations. Many of the countries in which we operate have laws that may impose liability for the investigation and cleanup of releases of regulated materials and the remediation of related environmental damage without regard to negligence or fault. These laws may also expose us to liability for the conduct of, or conditions caused by, others, such as historic spills of regulated materials at our facilities, for acts that were in compliance with all applicable environmental laws at the time such acts were performed, and for contamination at third-party sites where substances were sent for off-site treatment or disposal. Additionally, any failure by us to comply with applicable environmental, health and safety or planning laws and regulations may result in governmental authorities or other third parties taking action against our business that could adversely impact our operations and financial condition. We believe we are in substantial compliance with applicable environmental laws and that ensuring compliance has not, to date, had a material adverse effect upon our financial position. We cannot, however, predict the likelihood of change to these laws or in their enforcement nor the impact that any such change, or any discovery of previously unknown conditions, may have on our costs and financial position. Please see Item 1A "Risk Factors—Risks Related to Our Business and Industry—We are subject to extensive environmental, health and safety laws, rules, regulations and ordinances that could have an adverse impact on our business” below.
Employees
As of April 30, 2014, we had approximately 4,500 full-time employees. We hire independent contractors on an as needed basis. We believe that our employee relationships are satisfactory.
Certain of our employees in the UK, Ireland, the Netherlands, Norway, Brazil, Canada and Australia (collectively, approximately 70% of our employees as of April 30, 2014) are represented under collective bargaining or union agreements. Any disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees could result in strikes, work stoppages or other slowdowns by the affected workers. Periodically, certain groups of our employees who are not covered under a collective bargaining agreement consider entering into such an agreement.
If our unionized workers engage in a strike, work stoppage or other slowdown, other employees elect to become unionized, existing labor agreements are renegotiated, or future labor agreements contain terms that are unfavorable to us, we could experience a disruption of our operations or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

Other Information
We were incorporated as FR Horizon Holding (Cayman) Inc. on July 3, 2008 under the laws of the Cayman Islands. We changed our name by way of special shareholder resolution dated September 12, 2013 to CHC Group Ltd. Our registered office is located at c/o Intertrust Corporate Services (Cayman) Ltd., 190 Elgin Avenue, George Town, Grand Cayman, KYI-9005, Cayman Islands.

We have entered into agreements with Heli-One Canada Inc. and Heli-One American Support, LLC to provide certain management services, subject to authority limits as determined by our board of directors and set out in such agreements. The corporate headquarters of Heli-One Canada Inc.’s offices is located at 4740 Agar Drive, Richmond, British Columbia, V7B 1A3 Canada and its telephone number is (604) 276-7500.
We file electronically with the Securities and Exchange Commission our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available on our website at www.chc.ca, free of charge, through a hyperlink on our website, copies of these reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing them to, the Securities and Exchange Commission. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

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
We have incurred net losses since our acquisition on September 16, 2008 of the entity formerly known as CHC Helicopter Corporation, including approximately $96.2 million, $116.5 million and $170.9 million in the last three fiscal years ended April 30, 2012, 2013 and 2014, respectively. Our net losses since September 16, 2008 have resulted from a number of factors, including non-cash impairments of goodwill and other assets totaling $921.9 million and interest charges related to substantial leverage incurred to acquire additional helicopters and grow our business. We may continue to incur net losses in the future and our net losses may increase in the future, including as a result of our planned helicopter acquisitions, and we cannot assure you that we will achieve or sustain profitability, or that we will continue to generate sufficient cash flow and liquidity through access to the capital markets to meet our debt and interest obligations as and when they become due.
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage.
We are highly leveraged. As of April 30, 2014, our total indebtedness was $1,560.6 million. Our level of indebtedness could have important consequences to you. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•
limit our ability to fund future capital expenditures and working capital, to engage in future acquisitions or development activities, or to otherwise realize the value of our assets and opportunities fully because of the need to dedicate a substantial portion of our cash flow from operations to payments of interest and principal on our debt or to comply with any restrictive terms of our debt;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	impair our ability to obtain additional financing in the future; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

If we fail to comply with the covenants or other terms of any agreements governing our indebtedness, our creditors may have the right to accelerate the maturity of that debt and, in the case of our secured debt, foreclose upon the collateral securing that debt. Realization of any of these factors could adversely affect our financial condition. In addition, if we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

•	refinancing or restructuring our debt;

•	selling assets;

•	reducing or delaying capital investments; or

•	seeking to raise additional capital.
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
The terms of our helicopter lease agreements contain covenants that impose operating and financial limitations on us. Such lease agreements limit, among other things, our ability to utilize helicopters in certain jurisdictions and/or sublease helicopters, and may contain restrictions upon a change of control. A breach of lease covenants could result in an obligation to repay amounts outstanding under the lease. If such an event occurs, we may not be able to pay all amounts due under the leases or refinance such leases on terms satisfactory to us or at all, which could have a material adverse effect on our business, financial condition and results of operations. We have in prior periods entered into discussions with specific lessors for covenant resets, amendments and waivers when we have been anticipated to fail covenant obligations, and in other instances received financial support from our shareholders to avoid covenant breaches. While we do not currently anticipate any breaches, no assurance can be made that we will not in the future, or that we will be successful in negotiating covenant resets, amendments or waivers, as necessary, or that financial support will be available.
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
We rely on a limited number of large offshore helicopter support contracts with a limited number of customers. For the fiscal year ended April 30, 2014, revenue from Statoil ASA totaling $245.6 million and Petrobras totaling $238.1 million were approximately 14% and 13% of our total revenues respectively. For the fiscal year ended April 30, 2014, our top ten customers accounted for approximately 67% of our total revenues. Many of our contracts contain clauses that allow for early termination by the customer for convenience if exercised, could have a material adverse effect on our business, financial condition or results of operations.
Operating helicopters involves a degree of inherent risk and we are exposed to the risk of losses from safety incidents.
Hazards, such as adverse weather conditions, darkness, collisions and fire are inherent in the provision of helicopter services and can result in personal injury and loss of life, accidents, reduced number of flight hours, severe damage to and destruction of property and equipment and suspension of operations or grounding of helicopters. For example, on October 22, 2012, one of our EC225 helicopters made a controlled water landing in the North Sea with no injuries to crew or passengers. Given that this was the second such event, the first having occurred to another operator in May 2012, all flights of almost all commercial operators worldwide using the same type of helicopter were subsequently suspended for the duration of a lengthy investigation and subsequent corrective action from the manufacturer. In addition, on August 23, 2013, one of our AS332L2 helicopters was involved in a tragic accident in the North Sea, resulting in four fatalities among the 16 passengers and two crew members on board. The cause of the accident is not yet known and full investigations are ongoing. We voluntarily restricted the use of this model of helicopter worldwide for a limited period. As of April 30, 2014, our global fleet of AS332L2 helicopters had returned to commercial operations. In addition to any loss of property or liability associated with helicopter crashes, our revenue, profitability and margins would decline to the extent any of our helicopters were voluntarily or mandatorily grounded. While we seek to mitigate the financial impact of such risks and preserve our rights through commercial and other arrangements with all those involved, when available, these mitigation efforts may not be successful or available for all incidents. Our performance, profitability and margins may fluctuate from period to period as a result of such incidents and our mitigation efforts.
If we are unable to mitigate potential losses through a robust safety management and insurance coverage program, our financial condition would be jeopardized in the event of a safety or other hazardous incident.
We attempt to protect ourselves against potential losses through our safety management system and insurance coverage. However, portions of our insurance coverage are subject to deductibles and maximum coverage amounts, and we do not carry insurance against all types of losses. We cannot ensure that our existing coverage will be sufficient to protect against all losses, that we will be able to maintain our existing coverage in the future or that the premiums will not increase substantially, including potentially, in connection with the AS332L2 accident that occurred in August 2013. See "Management's Discussion and Analysis of Financial Condition and Results of Operation—Recent Developments." Our safety management system may not be effective. In addition, terrorist activity, risk of war, accidents or other events could increase our insurance premiums. Our inability to renew our aviation insurance coverage or the loss, expropriation or confiscation of, or severe damage to, a large number of our helicopters could adversely affect our operations and possibly our financial condition and results of operations. Furthermore, we are not insured for loss of profit, loss of use of our helicopters, business interruption or loss of flight hours. The loss of, or limited availability of, our liability insurance coverage, inadequate coverage from our liability insurance or substantial increases in future premiums could have a material adverse effect on our business, financial condition and results of operations.
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
Our long-term helicopter services and Heli-One contracts contain pre-determined price escalation terms and conditions. Although supplier costs and other cost increases are passed through to our customers through rate increases where possible, these escalations may not be sufficient to enable us to recoup increased costs in full. In addition, because many of our contracts are long-term in nature, cost increases may not be adjusted in our contract rates until the contracts are up for renewal. In particular, in our Heli-One business, approximately 28%, 34% and 38% of our third-party Heli-One revenue in the 2012, 2013 and 2014 fiscal years, respectively, was derived from PBH contracts, where the customer pays a ratable monthly charge, typically based on the number of hours flown, for all scheduled and un-scheduled maintenance. It can be difficult to correctly estimate the cost of providing maintenance on a PBH basis. There can be no assurance that we will be able to estimate costs accurately or recover increased costs by passing these costs on to our customers. In the event that we are unable to do so, the profitability of our customer contracts and our business, financial condition and results of operations could be materially and adversely affected.
If we are forced to suspend operations of any of our helicopter models, our business, financial condition and results of operations during any period in which flight operations are suspended could be affected.
We depend on a small number of helicopter manufacturers.
We contract with only four manufacturers of heavy and medium helicopters: Airbus Helicopters (formerly Eurocopter), Sikorsky, AgustaWestland and Bell. These manufacturers have limited availability of helicopters, particularly heavy helicopters, and we have limited alternative sources of new helicopters. If we are unable to acquire new helicopters, continue operating helicopters already in our fleet, or purchase helicopters in the secondary markets, our business would be harmed.
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

If any of the helicopter manufacturers we contract with, or the government bodies that regulate them, identify safety issues with helicopter models we currently operate or that we intend to acquire, we may be unable to operate a portion of our fleet or could experience a delay in acquiring new helicopters, both of which would negatively affect our business. For example, in October 2012, one of our EC225 helicopters made a controlled water landing in the North Sea with no injuries to crew or passengers. All flights of all operators using the same type of helicopter were subsequently suspended for the duration of a lengthy investigation and corrective action from the manufacturer. In August 2013, one of our AS332L2 helicopters was involved in an accident in the North Sea, resulting in four fatalities, see “Risks Related to Our Business and Industry—Operating helicopters involves a degree of inherent risk and we are exposed to the risk of losses from safety incidents.” The cause of the August 2013 accident is not yet known. Regulatory investigations and political debate are currently in process or planned in the United Kingdom. The AS332L2 and the EC225 are produced by the same manufacturer, and we operate other helicopter types by this manufacturer (as of April 30 2014, 87 helicopters in total) which total represents approximately 37% of our entire fleet). If it is ever determined that a safety issue exists across one or more model types by the same manufacturer, we may be required to suspend flight operations of a significant and material portion of our fleet.
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
Europe
Approximately 46% of our revenue for the fiscal year ended April 30, 2014 originated from helicopter flying services provided by subsidiaries of EEA Helicopter Operations B.V., or the EHOB, a Dutch Company 49.9% owned by us. These subsidiaries operate primarily in the United Kingdom, the Netherlands and Ireland (member states of the European Union, or the EU, and Norway (member state of the EEA). To operate helicopters in the EU and EEA, an operator must be licensed by the applicable national Civil Aviation Authority. Under applicable European law, an operator must be “effectively controlled” and “majority owned” by nationals of member states of the EU or the EEA to maintain its license. We believe that the majority shareholder in EHOB is an EU national and therefore these subsidiaries are currently “majority owned” and “effectively controlled” within the meaning of European Union and European Economic Area licensing requirements. Any change in the national status of the majority shareholder in EHOB could affect the licenses of these subsidiaries.

Canada
Our helicopter operations in Canada are conducted through CHC Helicopters Canada Inc., a company in which we hold a minority interest. Our flying operations are regulated by Transport Canada and are conducted under that company’s air operator’s certificate, or AOC. Our ability to conduct our helicopter operating business in Canada is dependent on our ability to maintain our relationship with CHC Helicopters Canada Inc. Our helicopter operations in certain other countries are conducted pursuant to an AOC issued by the Minister of Transport (Canada) under the provisions of the Aeronautics Act (Canada) for approximately 20 helicopters which our wholly owned subsidiary holds pursuant to an exemption until 2015. If we are unable to extend the ministerial exemption pursuant to which this certificate is issued, we will need to obtain licenses and certificates issued by the countries in which we conduct such operations or reach an agreement with CHC Helicopters Canada Inc. and/or customers in such countries to transfer the operations there to CHC Helicopters Canada Inc. We cannot give any assurance that we will be able to extend the ministerial exemption, obtain local licenses and certificates or transfer such operations to CHC Helicopters Canada Inc., either at all or on acceptable terms.
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
Brazil
Approximately 15% of our revenue for the fiscal year ended April 30, 2014 originated from helicopter flying services provided by a subsidiary of Brazilian Helicopter Holdings S.A., or BHH, a Brazilian Company 60% owned by us. This subsidiary operates in Brazil. To operate helicopters in Brazil, an operator must be licensed by the applicable national Civil Aviation Authority. Under applicable Brazilian law, in order to maintain its license, an operator must be “controlled” by nationals of Brazil and its officers must be Brazilian as well. By “control”, Brazilian aviation legislation refers to holding of at least 80% of operator’s voting shares. We believe that the majority holder of voting shares in BHH is a Brazilian national and therefore this subsidiary is currently “controlled” within the meaning of Brazil licensing requirements. Any change in the national status of the majority shareholder in BHH and/or in the nationality of the officers of this subsidiary could affect the licenses of BHH.
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
Other Countries and Regulations
Our operations in other jurisdictions are regulated to various degrees by the governments of such jurisdictions and must be conducted in compliance with those regulations and, where applicable, in accordance with our air service licenses and AOC. These regulations may require us to obtain a license to operate in that country, may favor local companies or require operating permits that can only be obtained by locally registered companies and may impose other nationality requirements. In such cases, we partner with local persons, but there is no assurance regarding which foreign governmental regulations may be applicable in the future to our helicopter operations and whether we would be able to comply with them.
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
Local aviation regulations require us to operate through non-wholly owned entities with local shareholders. We conduct many of our international operations through entities in which we have a minority investment or through strategic alliances with foreign partners. We derive significant amounts of revenue from these entities. For the fiscal year ended April 30, 2014 we derived $1,088.0 million of revenue, representing 61.6% of our total revenue from variable interest entities owned in part by local shareholders. We depend to some extent upon good relations with our local shareholders to ensure profitable operations. These shareholders may have interests that are not always aligned with ours. These shareholders are not required to provide any funding that these entities may require. Furthermore, certain shareholders’ agreements with local shareholders contain call arrangements which allow the local shareholder to elect to purchase our shares and/or require us to bear all of the losses of these entities. The calls are exercisable in certain circumstances, including liquidation and events of default. In the event shareholder disputes arise or we lose our interest in these entities and/or find other local partners, this could negatively impact our revenues and profit sharing from these entities, and could have a material adverse effect on our business, financial condition or results of operations.
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

In addition, from time to time, we and our subsidiaries are subject to investigation by various government agencies in the jurisdictions in which we operate. In 2006, we voluntarily disclosed to the U.S. Office of Foreign Asset Control, or the OFAC, that our subsidiary, formerly operating as Schreiner Airways might have violated applicable U.S. laws and regulations by re-exporting to Iran, Sudan, and Libya certain helicopters, related parts, map data, operation and maintenance manuals, and helicopter parts for third-party customers. OFAC’s investigation is ongoing and we continue to fully cooperate. Should the U.S. government determine that these activities violated applicable laws and regulations, we or our subsidiaries could be subject to civil or criminal penalties, including fines and/or suspension of the privilege to engage in trading activities involving goods, software and technology subject to U.S. jurisdiction. At April 30, 2014, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition or results of operations.
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
Our operations, including helicopter maintenance and helicopter fueling, involve the use, handling, storage and disposal of materials that may be classified as hazardous to human health and safety and to the environment. Laws protecting the environment have become more stringent in recent years and may, in certain circumstances, impose liability for the investigation and cleanup of releases of regulated materials and related environmental damage without regard to negligence or fault. These laws also might expose us to liability for the conduct of, or conditions caused by, others such as historic spills of regulated materials at our facilities, for acts that were in compliance with all applicable laws at the time such acts were performed, and for contamination at third-party sites where substances were sent for off-site treatment or disposal. Additionally, any failure by us to comply with applicable environmental, health and safety or planning laws and regulations could result in governmental authorities or other third parties taking action against our business that could adversely impact our operations and financial condition, including the:

•	issuance of administrative, civil and criminal penalties;

•	denial or revocation of permits or other authorizations;

•	imposition of limitations on our operations; and

•	performance of site investigatory, remedial or other corrective actions.

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
Our consolidated financial statements are presented in U.S. dollars. However, a significant portion of our revenue and operating expenses are denominated in currencies consisting primarily of Pound Sterling, Canadian Dollars, Norwegian Kroner, Australian Dollars and the Euro. The functional currencies of many of our subsidiaries are non-U.S. currencies. There can be no assurances that our foreign currency risk management strategies will be effective and that foreign currency fluctuations will not adversely affect our results of operations and financial condition.
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
To varying degrees, activity levels in the oil and gas industry are affected by long-term trends in oil and gas prices. Historically, the prices for oil and gas have been volatile and subject to wide fluctuations in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control, such as:

•	actions of the Organization of Petroleum Exporting Countries and other oil producing countries to control prices or change production levels;

•	general economic and political conditions, both worldwide and in the regions in which we operate;

•	governmental regulation and policy;

•	the price and availability of alternative fuels;

•	advances in exploration, development and production technology; and

•	the effects of hostilities or instability in oil-producing countries or the regions in which they are located.

We cannot predict future oil and gas price movements. Any prolonged reduction in oil and gas prices could depress the level of helicopter activity in support of exploration and, to a lesser extent, production activity and, therefore have a material adverse effect on our business, financial condition and results of operations. For the fiscal year ended April 30, 2014, revenue generated by helicopter transportation services for the oil and gas industry was approximately 83% of our total revenues.
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
The majority of our customers are engaged in oil and gas production, exploration and development. For the fiscal year ended April 30, 2014, revenue generated by helicopter transportation services from oil and gas customers represented approximately 83% of our total revenues. This concentration could impact the overall exposure to credit risk because changes in economic and industry conditions that adversely affect the oil and gas industry could affect the majority of our customers. We generally do not require letters of credit or other collateral to support our trade receivables. Accordingly, a sudden or protracted downturn in the economic condition of the oil and gas industry could adversely impact our ability to collect our receivables and thus impact our business, financial condition or results of operations.
We are highly dependent upon the level of activity in the North Sea, which is a mature exploration and production region.
For the fiscal year ended April 30, 2014, approximately 54% of our gross revenue was derived from services provided to customers operating in the North Sea. The North Sea is a mature exploration and production region that has undergone substantial seismic survey and exploration activity for many years. Because a large number of oil and gas properties in this region have already been drilled, additional prospects of sufficient size and quality could be more difficult to identify. Generally, the production from these drilled oil and gas properties is declining. In the future, production could decline to the point that such properties are no longer economical to operate, in which case, our services with respect to such properties will no longer be needed. Oil and gas companies might not identify sufficient additional drilling sites to replace those that become depleted or cease to be economically viable. If activity in oil and gas exploration, development and production in the North Sea materially declines, our business, financial condition and results of operations could be materially and adversely affected. We cannot predict the levels of activity in this or any other geographic area.
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
Certain of our employees in the United Kingdom, Ireland, the Netherlands, Norway, Brazil, Canada and Australia (collectively, approximately 70% of our employees as of April 30, 2014) are represented under collective bargaining or union agreements. Any disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees could result in strikes, work stoppages or other slowdowns by the affected workers. Periodically, certain groups of our employees who are not covered under a collective bargaining agreement consider entering into such an agreement.

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
We sponsor funded and unfunded defined benefit pension plans for our employees principally in Canada, the United Kingdom, the Netherlands and Norway. As of April 30, 2014, there was a $76.6 million funding deficit related to our various defined benefit pension plans which require ongoing funding by us.
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
Funds affiliated with First Reserve continue to beneficially own a majority of the voting power of our ordinary shares eligible to vote in the election of our directors. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our ordinary shares:

•	we have a board of directors that is comprised of a majority of “independent directors,” as defined under the rules of the NYSE;

•	we have a compensation committee that is comprised entirely of independent directors; and

•	we have a nominating and corporate governance committee that is comprised entirely of independent directors.
A majority of the directors on our board of directors are not independent. In addition, the compensation committee and the corporate governance committee of our board of directors do not consist entirely of independent directors or are subject to annual performance evaluations. Accordingly, you will not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE. Finally, we have a classified board with terms of three years.
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
The trading price of our ordinary shares could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	the extent to which a trading market will develop or how liquid that market might become;

•	changes in financial estimates, including our ability to meet our future revenue and operating profit or loss projections;

•	fluctuations in our operating results or those of our competitors;

•	fluctuations in the economic performance or market valuations of companies perceived by investors to be comparable to us;

•	fluctuations in worldwide prices of and demand for oil and natural gas;

•	economic developments in the offshore oil and gas industry as a whole;

•	general economic conditions and slow or negative growth of related markets;

•	announcements by us or our competitors of acquisitions, new products, significant contracts or orders, commercial relationships or capital commitments;

•	the existence of operating risks inherent in our business, including the possibility of declining safety performance;

•	commencement of or our involvement in litigation;

•	disruption to our operations;

•	our ability to maintain our fleet of helicopters;

•	any major change in our board of directors or management;

•	political or social conditions in the markets where we operate;

•	changes in governmental regulations;

•	changes in foreign exchange rates and controls; and

•	changes in earnings estimates or recommendations by securities analysts.
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
As a public company, we are be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, we will need to commit significant resources, hire additional staff and provide additional management oversight. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We expect to incur significant additional annual expenses related to these steps and, among other things, additional directors' and officers’ liability insurance, director fees, reporting requirements, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.
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
Provisions of our memorandum and articles of association and Cayman Islands law may have the effect of delaying or preventing a change of control or changes in our management. Our memorandum and articles of association contain provisions that:

•
permit our board of directors to issue, without any further vote or action by our shareholders, preferred shares in one or more series and, with respect to each series, to fix the number of shares constituting the series and the designation of the series, the voting powers (if any) of the shares of such series, and the preferences and other special rights, if any, and any qualifications, limitations or restrictions, of the shares of the series; and

•	provide for our board of directors to be a classified board.

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
Various provisions of our organizational documents and Cayman Islands law may delay, deter or prevent a change in control of us that is not approved by our board of directors. These provisions include:

•	a classified board of directors;

•
a requirement that annual general meetings of shareholders be called by only a majority of the board of directors or by the Chairman of the board of directors or in the case of extraordinary general meetings, by a majority of the board of directors, by the Chairman of the board of directors or by shareholders holding not less than a majority of our shares then outstanding;

•	advance notice requirements for shareholder proposals and nominations;

•	limitations on the ability of shareholders to amend, alter or repeal our organizational documents; and

•	the authority of the board of directors to issue preferred shares with such terms as the board of directors may determine.
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
Our articles of association provide that, to the maximum extent permitted from time to time by Cayman Islands law, each of our non-employee directors (including those designated by First Reserve) may:

•
acquire, hold and dispose of ordinary shares for his or her own account or for the account of others, and exercise all of the rights of a shareholder to the same extent and in the same manner as if he or she were not our director; and

•
 in his or her personal capacity or in his or her capacity as a director, officer, trustee, shareholder, partner, member, equity owner, manager, advisor or employee of any other person, have business interests and engage in business activities that are similar to ours, compete with us or involve a business opportunity that we could seize and develop.

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
Our financial sponsor that controls us also controls an entity that leases helicopters to us.
Certain funds affiliated with First Reserve, our controlling shareholder, hold approximately 100% of the equity interests in Hover SE Leasing, or Hover, which indirectly owns a minority interest in 31 helicopters. Through Hover, First Reserve leases such helicopters to us pursuant to long-term leases ranging in duration between eight and ten years. For the fiscal year ended April 30, 2014, the total operating lease expense in connection with such leases was $50.4 million.

Item 1B.	Unresolved staff comments
None.

Item 2.	Properties
We currently operate through a network of approximately 70 bases in approximately 30 countries worldwide, using facilities that include hangars, supply and service centers, engineering support facilities and offices. In Norway, the United Kingdom, the Netherlands and Australia, we generally own the hangars we use in our helicopter operations, which are located primarily on leased airport land. We typically lease supply and service centers, engineering support facilities and offices from third parties.
The principal properties from which we now conduct our operations are:

Location	Operations	Buildings (Sq. Feet)	Owned or Leased
			Land	Buildings
Richmond, British Columbia, Canada	Headquarters of Heli-One Canada Inc.	80,000	Leased	Owned
Delta, British Columbia, Canada	Headquarters for Heli-One Segment	240,000	Leased	Leased
Aberdeen, Scotland	Headquarters for the Western North Sea region	42,000	Leased	Leased
	Terminal Building	25,000	Leased	Owned
Stavanger, Norway	Headquarters for the Eastern North Sea region	199,000	Leased	Owned
	Heli-One Norway Headquarters	179,000	Leased	Owned
Fort Collins, Colorado	Heli-One American Support, LLC	80,000	Leased	Leased
Hoofddorp, The Netherlands	Global distribution center in the AEA region	31,000	Leased	Leased
Bergen, Norway	Eastern North Sea; Hangar	66,000	Leased	Owned
Den Helder, The Netherlands	Western North Sea; Hangar	56,000	Owned	Owned
Perth, Australia	Headquarters for the Asia Pacific region	7,400	Leased	Leased
Irving, Texas	CHC Operations Center	26,900	Leased	Leased
Rzeszow, Poland	Heli-One (Poland)	65,000	Leased	Owned
Cabo Frio, Brazil	Brazil, Helicopter Services	70,000	Leased	Owned
Additional information about our property commitments and about our property and equipment by geographic area can be found in Notes 23 and 25 respectively in our annual consolidated financial statements for the years ended April 30, 2012, 2013 and 2014 elsewhere in this Annual Report on Form 10-K.

Item 3.	Legal proceedings

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

In addition, from time to time, we or our subsidiaries are involved in tax and other disputes with various government agencies. The following summarizes such presently pending disputes:
In 2006, we voluntarily disclosed to OFAC that several of our subsidiaries formerly operating as Schreiner Airways may have violated applicable US laws and regulations by re-exporting to Iran, Sudan, and Libya certain helicopters, related parts, map data, operation and maintenance manuals, and aircraft parts for third-party customers. OFAC’s investigation is ongoing and we continue to fully cooperate. Should the US government determine that these activities violated applicable laws and regulations, we or our subsidiaries may be subject to civil or criminal penalties, including fines and/or suspension of the privilege to engage in trading activities involving goods, software and technology subject to the US jurisdiction. At this time, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and result of operations.
Brazilian customs authorities seized one of our helicopters (customs value of $10.0 million) as a result of allegations that we violated Brazilian customs law by failing to ensure our customs agent and the customs agent’s third-party shipping company followed approved routing of the helicopter during transport. We secured release of the helicopter and are disputing through a civil action any claim for penalties associated with the seizure and the alleged violation. We have preserved our rights by filing a civil action against our customs agent for any losses that may result. At this time, it is not possible to determine the outcome of this matter or the significance, if any, to our business, financial condition and result of operations.
Our Brazilian subsidiary is disputing claims from the Brazilian tax authorities that it was not entitled to certain credits in 2004 and 2007. The tax authorities are seeking up to $4.8 million in additional taxes plus interest and penalties. We believe that based on our interpretation of tax legislation and well established aviation industry practice we are in compliance with all applicable tax legislation and plan to defend this claim vigorously. At this time, it is not possible to determine the outcome of this matter or the significance, if any, to our business, financial condition and result of operations.
Our Brazilian subsidiary is also disputing assessments from the municipal governments in Macae and Cabo Frio related to cross-border flights and invoicing. The municipalities are seeking up to $5.0 million in taxes and penalties. We do not believe the Company is liable for these amounts and will continue to dispute these assessments through administrative and judicial processes. At this time, it is not possible to determine the outcome of this matter or the significance, if any, to our business, financial condition and result of operations.
In the United Kingdom, the Ministry for Transport is investigating potential wrongdoing involving two ex-employees in conjunction with the SAR-H bid award processes. This arose from our self-reporting potential improprieties by these individuals upon their discovery in 2010. The SAR-H bid process was subsequently canceled. We will continue to cooperate in all aspects of the investigation. At this time, it is not possible to determine the outcome of this matter or the significance, if any, to our business, financial condition and result of operations.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Market Information
Our ordinary shares, $0.0001 par value per share, have been trading on the New York Stock Exchange since January 17, 2014, under the symbol “HELI.”
Holders of Record
As of July 8, 2014 there were approximately 16 holders of record of our ordinary shares. Because many of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Price Range of Our Ordinary Shares
The following table sets forth the reported high and low sales closing prices of our ordinary shares for the third and fourth quarters of our fiscal year ended April 30, 2014 from the date of our initial public offering, January 17, 2014, through April 30, 2014, as quoted on the New York Stock Exchange:

Fiscal Year Ended April 30, 2014	High	Low
Third Quarter (from January 17, 2014)	$10.15	$8.81
Fourth Quarter	$9.95	$6.66

Dividend Policy
We currently intend to retain earnings, if any, to finance the development and growth of our business and do not anticipate paying cash dividends on our ordinary shares in the future. Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries. See “Item 1A Risk Factors-Risks Related to the Ownership of Our Ordinary Shares-We are a holding company and, accordingly, are dependent upon distributions from our subsidiaries to generate the funds necessary to meet our financial obligations and pay dividends.” Our payment of any future dividends is restricted by certain of our existing debt instruments. The declaration and payment of dividends also is subject to the discretion of our board of directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.
In addition, under the Companies Law (as revised) of the Cayman Islands, our board of directors may declare dividends only out of our profits (subject to the factors set out above), out of share premium, provided that in respect of share premium immediately following the date on which the dividend is to be paid out of share premium we can pay our debts as they fall due in the ordinary course of business, or (subject to the same solvency test as applies to payments out of share premium) out of any distributable capital reserve resulting from contributed surplus paid in to us on that basis.
Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of CHC Group Ltd. under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

This graph compares for the period from the date of our initial public offering on January 17, 2014 to April 30, 2014, the cumulative total return on our ordinary shares, the S&P 500 Index, the PHLX Oil Service Sector Index and a peer group of companies. The peer group includes the following companies and is weighted by market capitalization: Air Methods Corporation; Atwood Oceanics Inc.; Bristow Group Inc.; Diamond Offshore Drilling, Inc.; Era Group, Inc.; ENSCO plc; Helix Energy Solutions Group, Inc.; Noble Corp. PLC; Oceaneering International Inc.; Oil States International Inc.; PHI Inc.; Rowan Cos. PLC; SEACOR Holding Inc.; Superior Energy Services Inc. and Tidewater Inc. The graph assumes $100 was invested on January 17, 2014, in the ordinary shares of CHC Group Ltd., the S&P 500 Index, the PHLX Oil Service Sector Index and the peer group and assumes the reinvestment of any dividends. The share price performance on the following graph is not necessarily indicative of future share price performance.

Company/Index	January 17, 2014	April 30, 2014
CHC Group Ltd.	$100.00	$67.50
S&P 500	$100.00	$102.63
PHLX Oil Service	$100.00	$107.55
Peer Group	$100.00	$100.72
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Initial Public Offering of Ordinary Shares
On January 16, 2014, our Registration Statements on Form S-1 (File No. 333-191268) and Form S-1MEF (File No. 333-193399) became effective for our initial public offering of ordinary shares, or IPO, pursuant to which we sold an aggregate of 34,000,000 ordinary shares at a public offering price of $10.00 per share for aggregate gross proceeds of $340.0 million.
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
We raised approximately $289.4 million in net proceeds from the offering, after deducting underwriter discounts and commissions of approximately $16.3 million and other offering expenses of approximately $4.3 million. On February 20, 2014, the underwriters in the IPO exercised an option to purchase 3,000,000 ordinary shares of capital stock at a price of $10.00 per share, raising approximately $28.4 million, net of underwriting costs of $1.6 million.
No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and directors for compensation. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on January 21, 2014. Pending the uses described, we have invested the net proceeds in short-term current account facilities. On February 7, 2014, one of our subsidiaries redeemed $130.0 million of the senior secured notes at a redemption price of 103% of the principal and accrued and unpaid interest of $3.7 million. In May 2014, one of our subsidiaries purchased $65.0 million of the senior secured notes on the open market at premiums ranging from 8.00% to 9.13% and accrued and unpaid interest of $0.6 million.

Purchases of Equity Securities by Issuer and Affiliated Parties
None.

Item 6.	Selected financial data

The following table shows our selected consolidated financial data for the periods and as of the dates indicated. The consolidated statement of operations for the years ended April 30, 2012, 2013 and 2014 and the balance sheet data as of April 30, 2013 and 2014 are derived from our audited annual consolidated financial statements and related notes for the respective fiscal periods included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of April 30, 2012 is derived from our audited annual consolidated financial statements for year ended April 30, 2012 not included in this Annual Report on Form 10-K. The consolidated statement of operations for the year ended April 30, 2011 is derived from our audited annual consolidated financial statements not included in this Annual Report on Form 10-K.

The consolidated balance sheet data as of April 30, 2011 is derived from our unaudited consolidated financial statements not included in this Annual Report on Form 10-K. The consolidated statement of operations for the year ended April 30, 2010 and the balance sheet data as of April 30, 2010 are derived from our unaudited consolidated financial statements not included in this Annual Report on Form 10-K.

The selected consolidated financial data presented below is qualified in its entirety by reference to, and should be read in conjunction with “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	As at and for the fiscal year ended April 30,
	(in thousands of U.S. dollars)
	2010	2011	2012	2013	2014
Operating data:
Total revenue	$1,313,566	$1,445,460	$1,692,539	$1,743,847	$1,764,979
Direct costs (i)	(1,029,882)	(1,212,360)	(1,382,425)	(1,391,837)	(1,460,037)
Earnings from equity accounted investees	1,436	2,159	2,844	4,718	7,240
General and administration costs	(69,983)	(64,867)	(70,108)	(74,113)	(95,087)
Depreciation	(77,738)	(99,625)	(112,967)	(131,926)	(144,573)
Restructuring costs	(4,855)	(4,751)	(22,511)	(10,976)	—
Asset impairments (ii)	(129,994)	(29,403)	(17,651)	(29,981)	(25,933)
Gain (loss) on disposal of assets	(2,686)	7,193	8,169	(15,483)	(6,631)
Operating income (loss)	(136)	43,806	97,890	94,249	39,958
Financing charges (iii)	(74,332)	(140,565)	(129,778)	(157,311)	(182,503)
Loss from continuing operations before income tax	(74,468)	(96,759)	(31,888)	(63,062)	(142,545)
Income tax recovery (expense)	(9,299)	32,833	(48,225)	(54,452)	(28,374)
Loss from continuing operations	(83,767)	(63,926)	(80,113)	(117,514)	(170,919)
Earnings (loss) from discontinued operations, net of tax	(1,436)	(3,202)	(16,107)	1,025	—
Net loss	$(85,203)	$(67,128)	$(96,220)	$(116,489)	$(170,919)
Net loss attributable to controlling interest	$(79,308)	$(72,197)	$(108,642)	$(119,436)	$(172,548)
Net earnings (loss) attributable to non-controlling interests	(5,895)	5,069	12,422	2,947	1,629
Net loss	$(85,203)	$(67,128)	$(96,220)	$(116,489)	$(170,919)
Net loss per ordinary share attributable to controlling interest—basic and diluted:
Continuing operations	(1.77)	(1.57)	(2.05)	(2.59)	(3.09)
Discontinued operations	(0.03)	(0.07)	(0.35)	0.02	—
Net loss per ordinary share	(1.80)	(1.64)	(2.40)	(2.57)	(3.09)
Weighted average number of ordinary stock outstanding - basic and diluted	44,019,484	44,019,484	45,198,936	46,519,484	55,919,484

Other financial data:
Ratio of earnings to fixed charges (iv)	(1)	(2)	(3)	(4)	(5)

Balance sheet data:
Cash and cash equivalents	175,203	69,020	55,639	123,801	302,522
Total assets	$2,591,587	$2,790,236	$2,717,143	$2,893,768	$3,104,327
Total long-term debt and capital lease obligations (v)	1,071,159	1,291,486	1,287,080	1,477,225	1,550,262
Total liabilities	$1,920,768	$2,041,535	$2,054,558	$2,388,349	$2,475,413
Capital stock	$5	$5	$5	$5	$8
Shareholders’ equity	$695,846	$745,614	$660,910	$513,681	$651,492

(i)
Direct costs includes helicopter lease and associated costs as these costs are combined in the consolidated statement of operations, which is included in the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the fiscal years ended April 30, 2012, 2013 and 2014.

(ii)	Asset impairments includes impairment of assets held for sale, impairment of assets held for use, impairment of receivables and residual value guarantees and impairment of intangible assets, if any.

(iii)
Financing charges includes interest on long-term debt, foreign exchange gain (loss) and other financing charges (income). Other financing charges includes amortization of deferred financing costs, net gain (loss) on the fair value of derivative financial instruments, loss on debt extinguishment, interest income and expense and the other items set forth in Note 14 to our audited annual consolidated financial statements for the fiscal years ended April 30, 2012, 2013 and 2014, included elsewhere in this Annual Report on Form 10-K.

(iv)
Loss represent (a) pre-tax loss from continuing operations before adjustment for earnings from equity accounted investees; (b) fixed charges; (c) amortization of capitalized interest; and (d) distributed income of equity accounted investees; less (e) interest capitalized. Fixed charges represent (a) interest expensed and capitalized, (b) amortized discounts and capitalized expenses related to indebtedness, and (c) an estimate of the interest within rental expense.

1.	Earnings were insufficient to cover fixed charges by $74.6 million for the year ended April 30, 2010.

2.	Earnings were insufficient to cover fixed charges by $98.9 million for the year ended April 30, 2011.

3.	Earnings were insufficient to cover fixed charges by $34.7 million for the year ended April 30, 2012.

4.	Earnings were insufficient to cover fixed charges by $65.7 million for the year ended April 30, 2013.

5.	Earnings were insufficient to cover fixed charges by $145.0 million for the year ended April 30, 2014.

(v)
Total long-term debt and capital lease obligations is presented net of the discount and includes the premium on our senior notes and excludes a facility secured by accounts receivables. As of April 30, 2014, the facility secured by accounts receivables had a balance of $62.6 million. See Note 3(a)(ii) to our audited annual consolidated financial statements for the years ended April 30, 2012, 2013 and 2014 included elsewhere in this Annual Report on Form 10-K.

Item 7.	Management’s discussion and analysis of financial condition and results of operations
This management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance. The following discussion of our results of operations and financial condition should be read in conjunction with the “Selected Historical Consolidated Financial Data” and our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussions include forward-looking statements that involve certain risks and uncertainties, including those identified under “Item 1A. Risk Factors” elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements and Other Industry and Market Data” elsewhere in this Annual Report on Form 10-K.

Overview of Business
We are the world’s largest commercial operator of helicopters based on revenue of $1.8 billion in fiscal 2014. We are also the world’s largest commercial operator of heavy and medium helicopters based on our fleet of 236 heavy and medium helicopters as of April 30, 2014. With bases on six continents, we are one of only two global commercial helicopter service providers to the offshore oil and gas industry. Our mission is to provide the highest level of service in the industry, which we believe will enable our customers to go further, do more and come home safely. With over 60 years of experience providing helicopter services, we believe our brand and reputation have become associated with safe and reliable transportation and mission-critical logistics solutions. Our fleet of heavy and medium helicopters, global capabilities and reputation for safety position us to capitalize on anticipated increases in ultra-deepwater and deepwater drilling and production spending by our major, national and independent oil and gas company customers.
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
We generate the majority of our oil and gas customer Helicopter Services revenue from contracts tied to our customers’ offshore production operations, which have long-term transportation requirements. A substantial portion of our remaining oil and gas customer Helicopter Services revenue comes from transporting personnel to and from offshore drilling rigs, and we believe this capability allows us to take advantage of expansion in the global ultra-deepwater rig fleet. Approximately 73% to 78% of the flying revenue in our Helicopter Services segment was attributable to fixed monthly charges for the fiscal years ended April 30, 2012, 2013 and 2014.
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
Segments
We report under two operating segments and have a Corporate segment comprised primarily of general and administration costs. Our two operating segments are as follows:

Helicopter Services:

•
Our Helicopter Services segment consists of flying operations in the Eastern North Sea, the Western North Sea, the Americas, the Asia Pacific region and the Africa-Euro Asia region, primarily serving our offshore oil and gas customers and providing SAR and EMS to government agencies. The Eastern North Sea is comprised mainly of Norway while the Western North Sea includes the United Kingdom, Ireland and the Netherlands. The Americas is comprised of Brazil, North American countries and other South American countries. The Asia Pacific region includes Australia and Southeast Asian countries and the Africa-Euro Asia region includes Nigeria, Equatorial Guinea, Kazakhstan, Mozambique, Tanzania and other African and European countries.

•
Helicopter Services generated approximately 87% to 90% of its revenue for the three years ended April 30, 2014 from oil and gas customers, and of this amount, the majority is tied to our customers’ offshore production operations, which have long-term transportation requirements.

•
Helicopter Services also provides SAR and EMS to government agencies and to our oil and gas customers. SAR and EMS revenue to non-oil and gas customers has historically contributed approximately 10% to 11% of Helicopter Services revenue for the three years ended April 30, 2014.

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

•
We have historically generated the majority of our third-party Heli-One revenue by providing maintenance, repair and overhaul services to other helicopter operators. Approximately 28%, 34% and 38% of our third-party Heli-One revenue in the 2012, 2013 and 2014 fiscal years, respectively, was derived from “power by the hour” contracts, where the customer pays a ratable monthly charge, typically based on the number of hours flown, for all scheduled and un-scheduled maintenance.

Key Financial and Operating Metrics
We use a number of key financial and operating metrics to measure the performance of our business, including Adjusted EBITDAR, Adjusted EBITDAR excluding special items, Adjusted EBITDAR margin, Adjusted EBITDAR margin excluding special items, Adjusted net loss, and our Heavy Equivalent Rate or HE Rate. None of Adjusted EBITDAR, Adjusted EBITDAR excluding special items, Adjusted EBITDAR margin, Adjusted EBITDAR margin excluding special items, Adjusted net loss or HE Rate is required by, or presented in accordance with United States Generally Accepted Accounting Principles (“GAAP”). These non-GAAP measures are not performance measures under GAAP and should not be considered as alternatives to net earnings (loss) or any other performance or liquidity measures derived in accordance with GAAP. In addition, these measures may not be comparable to similarly titled measures of other companies.

The following charts show our revenue generated by segment, our HE Rate, our Adjusted EBITDAR excluding special items, our Adjusted EBITDAR margin excluding special items, operating income and operating margin for the fiscal years ended April 30, 2012, 2013 and 2014:

Revenues and HE Rate (1)

Revenue
($ M)
HE Rate
($ M)
$2,000
$1,600
$1,200
$800
$400
$0
$15.0
$12.0
$9.0
$6.0
$3.0
$0.0
$1,693
$1,744
$1,765
$167
$140
$147
$1,526
$1,604
$1,618
$8.03
$8.73
$8.82
2012
2013
2014
Helicopter Services
MRO
HE Rate

Adjusted EBITDAR excluding special items, Adjusted EDITDAR Margin excluding special items, Operating Income and Operating Margin (2)(3)

($ M)
Margin
$500
$400
$300
$200
$100
$0
60.0%
50.0%
40.0%
30.0%
20.0%
10.0%
0.0%
$420
$484
$471
27%
31%
29%
$98
$94
$40
5.8%
5.4%
2.3%
2012
2013
2014
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
Adjusted EBITDAR, Adjusted EBITDAR excluding special items, Adjusted EBITDAR margin, Adjusted EBITDAR margin excluding special items, Adjusted net loss and HE Rate are non-GAAP financial measures. We have chosen to include Adjusted EBITDAR, and Adjusted EBITDAR excluding special items, as we consider these measures to be significant indicators of our financial performance and we use these measures to assist us in allocating available capital resources. Adjusted EBITDAR is defined as net earnings (loss) before interest, taxes, depreciation, amortization and helicopter lease and associated costs or total revenue plus earnings from equity accounted investees, less direct costs excluding helicopter lease and associated costs less general and administration costs. Adjusted EBITDAR also excludes restructuring costs, asset impairments, gain (loss) on disposal of assets and goodwill impairment, if any. Adjusted EBITDAR excluding special items excludes stock-based compensation triggered by our initial public offering and expenses related to the initial public offering, including costs related to restructuring our compensation plan. For additional information about our segment revenue and Adjusted EBITDAR, including a reconciliation of these measures to our consolidated financial statements, see Note 25 of the annual audited consolidated financial statements for the fiscal years ended April 30, 2012, 2013 and 2014 included elsewhere in this Annual Report on Form 10-K.

We have chosen to include Adjusted net loss as it provides us with an understanding of the results from the primary activities of our business by excluding items such as stock-based compensation triggered by the initial public offering and expenses related to the initial public offering, including costs related to restructuring our compensation plans, asset dispositions, asset impairments, loss on debt extinguishment, the revaluation of our derivatives and foreign exchange gain (loss), which is primarily driven by the translation of U.S. dollar balances in entities with a non-U.S. dollar functional currency. This measure excludes the net earnings or loss attributable to non-controlling interests. We believe that this measure is a useful supplemental measure as net loss includes these items, and the inclusion of these items are not meaningful indicators of our ongoing performance. For additional information about our Adjusted net loss, including reconciliation to our consolidated financial statements, see “Summary of the Results of Operations.”
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
Key Drivers Affecting our Results of Operations
Our results of operations and financial condition are affected by numerous factors, including those described under Part I, Item 1A “Risk Factors,” elsewhere in this Annual Report on Form 10-K and those described below:

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

•
Timing of new contracts and our commencement of service under new contracts. Our results of operations in a particular period can be impacted by the timing of the execution of new contracts and our ability to provide services under new contracts.

Market Outlook
We generate the majority of our Helicopter Services revenue from contracts tied to our oil and gas customers’ offshore production operations, which have long-term transportation requirements. A substantial portion of our remaining oil and gas customer Helicopter Services revenue comes from transporting personnel to and from offshore drilling rigs, and we believe this capability allows us to take advantage of expansion in the global ultra-deepwater rig fleet. Approximately 73% to 78% of the flying revenue in our Helicopter Services segment was attributable to fixed monthly charges for the fiscal years ended April 30, 2012, 2013 and 2014. The production business is typically less cyclical than the exploration and development business because production platforms remain in place over the long-term and are relatively unaffected by economic cycles, as the marginal cost of lifting a barrel of oil once a platform is in position is low. Our customers typically base their capital expenditure budgets on their long-term commodity price expectations.
Our MRO services, operated through our Heli-One business, are dependent on helicopter maintenance demand. This is generally highest during periods of high helicopter service demand where high flying hours result in more frequent maintenance, most of which is required by regulation.

We have seen an increase in ultra-deepwater and deepwater spending by our customers and we are optimistic that growth will continue in future periods. We are continuing to see growth in offshore production as the industry moves offshore to find hydrocarbons. New technology has allowed oil and gas companies to continue exploration and drilling farther offshore. To remain competitive and to service existing and new contracts in this industry, we are augmenting our fleet by adding technologically advanced helicopters to meet customers’ changing demands. The industry is constrained by the pace at which it renews its fleet due to the limited supply of new technology helicopters produced annually by the OEMs. To address this constraint, we have leveraged our relationship with the OEMs to secure commitments to obtain new technology helicopters to support our future growth.
During the year ended April 30, 2014, we took delivery of 13 helicopters. At April 30, 2014, we have commitments to purchase 28 helicopters, with the delivery of these helicopters beginning in fiscal 2015 and continuing through to fiscal 2017. These helicopters will be purchased outright or financed through leases. We also have the option to purchase 25 helicopters which, if exercised, would bring our total purchase commitments to 53 helicopters. In addition to this, we have committed to $100.0 million of additional helicopter purchases with Airbus Helicopters.
The North Sea continues to be our core operating area, with approximately half of Helicopter Services' revenue being derived from this region. We have continued to build and renew our customer relations and contracts in this region. In June 2014, we won a new multi-year oil and gas contract in the U.K. to provide flying services to the Mariner field off the coast of Scotland. Brazil and certain countries in the Africa-Euro Asia region, particularly Nigeria, are expected to contribute increasingly to our revenue in future periods due to an increase in ultra-deepwater and deepwater oil and gas activity in those regions. We renewed our presence in Nigeria during fiscal 2014 through our local partner, Atlantic Aviation, who commenced commercial operations with AW139 type helicopters. We also obtained our own aircraft operating license in Tanzania. In order to provide further support to our customers in Brazil, we opened a new hangar facility in Cabo Frio in close proximity to the Campos Basin off the Brazilian coast. In addition, we have been seeking to expand in other regions. In May 2014, we won a new contract to provide helicopter services to an exploration rig in the Atlantic Ocean, off the coast of Newfoundland, Canada. We have also made continued wins for the year to date with new contracts in the U.K., Norway, Kenya, Malaysia, Ireland, Brazil, Australia, Equatorial Guinea and East Timor.
Heli-One continues to develop its third-party business, with recent contract wins in the United Kingdom, where we have gained engine-specific support certification from the Ministry of Defence’s Military Aviation Authority, and also in Europe, Brazil and the U.S. To further support the growth of our Heli-One business and expand our global footprint, we opened an additional facility in Poland in fiscal 2013, which has now re-located into a new 65,000 square feet customized hangar in Rzeszow, Poland in April 2014. We continue to review and improve our global inventory management processes through a number of lean process techniques to support efficiencies in our workshops and our supply chain for our business operations. In January 2014, we opened our new Global Distribution Center in Amsterdam as part of our continued enhancement of our global supply chain. We are expanding our on-line capabilities to provide customers with portal access to our available parts and exchanges through our portal known as EPIC (Exchange Parts Inventory Channel). We have also been working to improve and expand our global agent and channel partner network where we have signed new agents and channel partners in numerous key regions.
We believe our broad transformation program will provide significant value to our operations. This program looks at all major aspects of our operations and includes a number of work streams, each including many initiatives. The program includes transformative thinking and technology to achieve cost efficiencies through global standardization and organizational efficiency to allow us to enhance our earnings and cash flows. We opened our centralized Integrated Operations Center in Irving, Texas in fiscal 2013. The centralization process has been rolled out on a region by region basis, a process which is expected to be complete by the end of the 2014 calendar year. We are continuing to complete the implementation of our long-term crew planning and scheduling program, AIMS, to further improve customer service levels. This system improves crew scheduling the integration of crew rosters, allows integrated training planning and enhanced key performance indicator reporting to improve crew and helicopter productivity. This system will be linked with our Operations Flight Planning System, which forms part of the electronic flight bag for pilots, a measure undertaken to reduce paperwork and improve pilot efficiency. We have also implemented a global base transformation initiative, which is a global program aimed at improving base efficiency through the implementation of measures designed to improve crew and field operations efficiency and reduce our aircraft on ground days. In addition, we have implemented a global indirect procurement review, aimed at generating cost savings through more sophisticated supply chain management, e-procurement implementation, bulk purchasing, and vendor selection. We believe these transformative actions will allow us to maximize our value proposition to our customers.

We conduct our business in various foreign jurisdictions, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. Throughout the fiscal year ended 2014, our primary foreign currency exposures were related to the Norwegian Kroner, the Euro, the British pound sterling, the Brazilian Real, the Canadian dollar and the Australian dollar. For details on this exposure and the related impact on our results of operations, see Part I, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included elsewhere in this Annual Report on Form 10-K.

Recent Developments
Following an incident in October 2012 that led to the widespread suspension of all over-water Airbus Helicopters EC225 helicopters, extensive investigation by the manufacturer, independent analysis and Authority-approved modifications to the helicopters were completed and we commenced in July 2013 the phased re-introduction of our EC225 fleet to full service. Full regular service on the Airbus Helicopters EC225 fleet was completed during the fourth-quarter of the 2013 calendar year in conjunction with robust interim safety measures.
On June 11, 2014, the UK Air Accident Investigation Branch, or UK AAIB, issued its final report into this and a related May 2012 incident by another operator. A full copy of the final report is available at http://www.aaib.gov.uk/publications/formal_reports/2_2014_g_redw_g_chcn.cfm. Neither the foregoing website nor the information contained on the website nor the report accessible through such website shall be deemed incorporated into, and neither shall be a part of, this Annual Report on Form 10-K. The root cause of the incident was attributed to the bevel gear vertical shaft design. In April 2014, Airbus Helicopters announced that a redesigned vertical gear shaft had been approved by the European Aviation Safety Agency, or EASA. The retrofitting of the redesigned gear shaft has begun, with the expectation that this retrofit program will be completed within twelve months.
On August 23, 2013, one of our Airbus Helicopters AS332L2 heavy helicopters was involved in an accident near Sumburgh in the Shetland Isles, United Kingdom. Authorities subsequently confirmed four fatalities and multiple injuries among the 16 passengers and two crew members on board. The cause of the accident is not yet known and full investigations are being carried out in conjunction with the UK AAIB, and Police Scotland.
Despite engineering and operating differences between the AS332L2, AS332L, AS332L1 and EC225 helicopters, for a limited period, we voluntarily canceled all our flights worldwide on those helicopter types (except for those involved in life-saving missions), out of respect for our work force and those of our customers, and to evaluate any implications associated with the accident.
Within a week of the accident, after consultation with our principal regulators, customers, union representatives and industry groups, and based on findings that there was no evidence to support a continuation of our temporary voluntary suspension and, on recommendations to return to active service all variants of these helicopter types, we resumed commercial passenger flights with all of these helicopter types to and from offshore oil and gas installations worldwide, excluding those in the UK with AS332L2 helicopters. We resumed AS332L2 commercial flights in the UK in mid-September. All of these helicopter types have now been returned to commercial operations worldwide.
On October 18, 2013, the UK AAIB issued a special bulletin about its investigation on the causes of the AS332L2 accident. A full copy of the special bulletin is available at http://www.aaib.gov.uk/publications/special_bulletins/s1_2014___as332_l2_super_puma__g_wnsb.cfm. Neither the foregoing website nor the information contained on the website nor the report accessible through such website shall be deemed incorporated into, and neither shall be a part of, this Annual Report on Form 10-K. In the special bulletin, the UK AAIB confirmed that, to date, the wreckage examination and analysis of recorded data as well as information from interviews of people involved in the accident have not found any evidence of a technical fault that could have been causal to the accident. The investigations by the UK AAIB and Police Scotland are ongoing. On January 23, 2014, the UK AAIB issued a further special bulletin (S1/2014) on the accident which contained enhanced pre-flight safety briefing recommendations relating to the use of the passenger re-breather; these recommendations were implemented in all regions where this equipment was in use. It is too early to determine the extent of the impact of the accident on our results of operations or financial condition based on information currently available.

On February 20, 2014, the UK Civil Aviation Authority (CAA) published its safety review of offshore oil and gas public transport helicopter operations (CAP 1145). A full copy of the review is available at http://www.caa.co.uk/application.aspx?catid=33&pagetype=65&appid=11&mode=detail&id=6088. Neither the foregoing website nor the information contained on the website nor the report accessible through such website shall be deemed incorporated into, and neither shall be a part of, this Annual Report on Form 10-K. The report's prescribed actions and recommendations were the result of a comprehensive review of offshore helicopter operations, undertaken in conjunction with the Norwegian Civil Aviation Authority and the EASA. The UK CAA identified several actions intended to minimize the risk of further accidents and to improve the survivability in the event of an accident; those actions/recommendations included prohibiting helicopter flights in certain sea conditions, except in response to an emergency, relative to the sea conditions for which the helicopter has been certificated, and only allowing passengers to be seated next to push-out window exits unless all passengers have enhanced emergency breathing equipment or the helicopter is fitted with side floats. The review also identified several other areas of activity to further enhance the levels of safety in the offshore helicopter industry. In May 2014, the UK CAA announced certain changes to the timing of the implementation of the measures within this report, which include the delay of seating restrictions until September 1, 2014.
On July 3, 2014, one of our helicopters conducted a medivac flight of a reportedly ill oil worker from the Troll A platform in the North Sea.  During the flight, the patient freed himself from his safety belts and exited the helicopter through an emergency window at 600 meters above the sea.  His remains were subsequently recovered from the sea. We are fully cooperating with the police and aviation authorities in their investigation.
Fleet
As of April 30, 2014, our fleet was comprised of the following helicopters:

Helicopter Type	Total	Cruise Speed (kts)	Approximate Range (nmi)	Passenger Capacity	Maximum Weight (lbs)
Heavy:
Sikorsky S92A	39	145	400	19	26,500
Airbus Helicopters EC225	36	145	400	19	24,250
Airbus Helicopters (AS332 L, L1, and L2)	38	130-140	250-350	17-19	18,000-20,500
Total Heavy	113
Medium:
AgustaWestland AW139	40	145	280	12-15	15,000
Sikorsky S76C++	23	145	220	12	11,700
Sikorsky S76C+	22	145	175	12	11,700
Sikorsky S76A++	15	135	110-130	12	10,800-11,700
Bell 412	10	125	135	13	11,900
Airbus Helicopters AS365 Series	8	120-145	80	11	9,500
Airbus Helicopters EC135/145/155	5	N/A(1)	N/A(1)	N/A(1)	N/A(1)
Total Medium	123
Total Helicopters	236

(1)	EMS only

As of April 30, 2014, we have committed to purchase 28 new heavy and medium helicopters from multiple OEMs for a total of approximately $688.2 million. These helicopters are expected to be delivered in fiscal 2015 ($351.4 million), 2016 ($251.9 million) and 2017 ($84.9 million) and will be deployed in our Helicopter Services segment. We intend to enter into leases for these helicopters or purchase them outright upon delivery from the manufacturer. Additionally, we have committed to purchase $61.4 million of helicopter parts by October 31, 2015 and $100.0 million of heavy helicopters from Airbus Helicopters prior to December 31, 2016. In addition, at April 30, 2014, we had the option to purchase 25 heavy and medium helicopters which, if exercised, would represent a total purchase commitment of 53 helicopters, excluding the committed dollar amount with Airbus Helicopters. We have a pipeline of opportunities identified that we believe will create long-term contracts for these new helicopters.

The following table shows the expected delivery dates of the helicopter purchase commitments and options referred above:

	Number of helicopters
	Purchase commitments (i)	Options
2015	15	2
2016	10	8
2017	3	9
2018 and thereafter	—	6
	28	25
(i)    Does not include helicopters related to our commitment to purchase $100.0 million of heavy helicopters from Airbus Helicopters or our intention to lease four helicopters from an independent lessor, with four planned deliveries in the fiscal year ended April 30, 2015.

Summary of the Results of Operations

	For the fiscal year ended April 30,
	(in thousands of U.S. dollars)
	2012	2013	2014
Operating revenue	$1,525,795	$1,578,309	$1,600,310
Reimbursable revenue	166,744	165,538	164,669
Total Revenue	1,692,539	1,743,847	1,764,979
Operating Expenses
Direct costs (i)	(1,205,740)	(1,190,101)	(1,232,144)
Earnings from equity accounted investees	2,844	4,718	7,240
General and administration costs	(70,108)	(74,113)	(95,087)
Adjusted EBITDAR (ii)	419,535	484,351	444,988
Helicopter lease and associated costs (i)	(176,685)	(201,736)	(227,893)
Depreciation	(112,967)	(131,926)	(144,573)
Restructuring costs	(22,511)	(10,976)	—
Asset impairments	(17,651)	(29,981)	(25,933)
Gain (loss) on disposal of assets	8,169	(15,483)	(6,631)
Operating income	97,890	94,249	39,958
Interest on long-term debt	(116,578)	(127,199)	(153,222)
Foreign exchange gain (loss)	1,819	(11,383)	(6,028)
Other financing charges	(15,019)	(18,729)	(23,253)
Loss from continuing operations before tax	(31,888)	(63,062)	(142,545)
Income tax expense	(48,225)	(54,452)	(28,374)
Loss from continuing operations	(80,113)	(117,514)	(170,919)
Earnings (loss) from discontinued operations, net of tax	(16,107)	1,025	—
Net loss	$(96,220)	$(116,489)	$(170,919)
Net earnings (loss) attributable to:
Controlling interest	$(108,642)	$(119,436)	$(172,548)
Non-controlling interests	12,422	2,947	1,629
Net loss	$(96,220)	$(116,489)	$(170,919)
Non-GAAP Financial Measures:
Adjusted net loss (iii)	$(95,599)	$(62,184)	(96,689)
Adjusted EBITDAR excluding special items (ii)	419,535	484,351	470,940
Adjusted EBITDAR margin (ii)	27%	31%	28%
Adjusted EBITDAR margin, excluding special items (ii)	27%	31%	29%
HE Rate (iv)	$8,034	$8,730	$8,822

(i)
Direct costs in the information above excludes helicopter lease and associated costs. These costs are combined in the consolidated statements of operations, which are included in the annual audited consolidated financial statements for the fiscal years ended April 30, 2012, 2013 and 2014 included elsewhere in this Annual Report on Form 10-K.

(ii)
See “—Key Financial and Operating Metrics” for the definition and discussion of these non-GAAP measures. Additional information about our Adjusted EBITDAR, including a reconciliation of this measure to our consolidated financial statements is also provided in Note 25 of the annual audited consolidated financial statements for the fiscal years ended April 30, 2012, 2013 and 2014 included elsewhere in this Annual Report on Form 10-K. See below for our reconciliation of Adjusted EBITDAR excluding special items, Adjusted EBITDAR margin and Adjusted EBITDAR margin excluding special items, which we have included because we consider these measures to be significant indicators of our financial performance and management uses these measures to assist us in allocating available capital resources.

	For the fiscal year ended April 30,
	2012	2013	2014
Adjusted EBITDAR	$419,535	$484,351	$444,988
Adjusted EBITDAR excluding special items	419,535	484,351	470,940
Total revenues less reimbursable revenue	1,525,795	1,578,309	1,600,310
Adjusted EBITDAR margin	27%	31%	28%
Adjusted EBITDAR margin, excluding special items	27%	31%	29%
Adjusted EBITDAR excluding special items excludes stock-based compensation triggered by the initial public offering and expenses related to the initial public offering, including costs related to restructuring our compensation plan. This is reconciled to Adjusted EBITDAR as follows:

	For the fiscal year ended April 30,
	2012	2013	2014
Adjusted EBITDAR excluding special items	$419,535	$484,351	$470,940
Stock-based compensation	—	—	(23,389)
Expenses related to the initial public offering	—	—	(2,563)
Adjusted EBITDAR	$419,535	$484,351	$444,988

(iii)
Adjusted net loss is a non-GAAP measure that has not been prepared in accordance with GAAP and has not been audited or reviewed by our independent auditors. We have chosen to include adjusted net loss as it provides us with an understanding of the results from the primary activities of our business by excluding items such as stock-based compensation triggered by the initial public offering and expenses related to the initial public offering, including costs related to restructuring our compensation plans, asset dispositions, asset impairments, loss on debt extinguishment, the revaluation of our derivatives and foreign exchange gain (loss), which is primarily driven by the translation of U.S. dollar balances in entities with a non-U.S. dollar functional currency. This measure excludes the net earnings or loss attributable to non-controlling interests. We believe that this measure is a useful supplemental measure as net loss includes these items, and these items are not meaningful indicators of our ongoing performance. A description of the adjustments to and reconciliations of this non-GAAP financial measure to the most comparable GAAP financial measure is as follows:

	For the fiscal year ended April 30,
	2012	2013	2014
Adjusted net loss	$(95,599)	$(62,184)	$(96,689)
Stock-based compensation	—	—	(23,389)
Expenses related to the initial public offering	—	—	(2,563)
Asset impairments	(17,651)	(29,981)	(25,933)
Gain (loss) on disposal of assets	8,169	(15,483)	(6,631)
Foreign exchange gain (loss)	1,819	(11,383)	(6,028)
Debt extinguishment	—	—	(7,668)
Unrealized loss on derivatives	(5,380)	(405)	(3,647)
Net loss attributable to controlling interest	$(108,642)	$(119,436)	$(172,548)
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

	For the fiscal year ended April 30,
	2012	2013	2014
Helicopter Services total external revenue	$1,526,060	$1,603,403	$1,617,708
Less: Reimbursable revenues	(166,744)	(165,538)	(164,669)
Helicopter Services operating revenue	$1,359,316	$1,437,865	$1,453,039
Average HE count	169.2	164.7	164.7
HE Rate	$8,034	$8,730	$8,822

The Fiscal Year Ended April 30, 2013 Compared to the Fiscal Year Ended April 30, 2014

Consolidated Results Summary

For the fiscal year ended April 30,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Helicopter Services (i)	$1,603,403	$1,617,708	$14,305	0.9%
Heli-One	140,444	147,271	6,827	4.9%
Total revenue	$1,743,847	$1,764,979	$21,132	1.2%
Direct costs (ii)	(1,190,101)	(1,232,144)	(42,043)	(3.5)%
Helicopter lease and associated costs	(201,736)	(227,893)	(26,157)	(13.0)%
Total direct costs	$(1,391,837)	$(1,460,037)	$(68,200)	(4.9)%
Flying hours	163,442	150,395	(13,047)	(8.0)%
# of helicopters	247	236	(11)	(4.5)%
Average HE count (iii)	164.7	164.7	—	—%
HE Rate (iii)	$8,730	$8,822	$92	1.1%

(i)	Includes revenue from the customer reimbursement of fuel costs of $100.3 million for the fiscal year ended April 30, 2013 and $95.1 million for the fiscal year ended April 30, 2014.

(ii)	Includes $103.8 million in fuel costs for the fiscal year ended April 30, 2013 and $97.2 million for the fiscal year ended April 30, 2014.

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

Consolidated Results of Operations
Revenue
Revenue increased by $21.1 million to $1,765.0 million compared to fiscal 2013, with $14.3 million of the increase from Helicopter Services and $6.8 million of the increase from Heli-One.
Helicopter Services
For the fiscal year ended April 30,
(in thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Eastern North Sea	$365,350	$383,381	$18,031	4.9%
Western North Sea	395,173	421,955	26,782	6.8%
Americas	302,089	276,911	(25,178)	(8.3)%
Asia Pacific	346,737	343,989	(2,748)	(0.8)%
Africa-Euro Asia	185,566	186,544	978	0.5%
Other	8,488	4,928	(3,560)	(41.9)%
Total	$1,603,403	$1,617,708	$14,305	0.9%

The total external revenue for Helicopter Services increased by $14.3 million compared to fiscal 2013, with the results for the overall period influenced by the suspension of the EC225 helicopters, primarily in the first six months of fiscal 2014. The key variances by region were as follows:

•
Eastern North Sea. Revenue in the Eastern North Sea increased by $18.0 million compared to fiscal 2013. There was a $23.7 million increase in revenue primarily due to new contract wins for the oil and gas sector, in addition to higher levels of other rechargeable and reimbursable revenue of $3.5 million. The increase was offset in part due to lost revenue as a result of the EC225 suspension of $5.3 million and lower revenue of $3.7 million due to variations in activity levels with other ongoing oil and gas customer contracts.

•
Western North Sea. Revenue in the Western North Sea increased by $26.8 million compared to fiscal 2013, primarily due to existing oil and gas customers requiring additional helicopters in Scotland, which generated additional revenue of $33.3 million compared to fiscal 2013. Revenue increased in Ireland by $19.5 million as a result of the transition of an existing SAR customer to more technologically advanced helicopters. In the UK, revenue increased by $3.2 million over fiscal 2013 primarily due to short-term contract work. We also earned additional revenue of $1.7 million in fiscal 2014 from a new contract win based in Malta. These increases were partially offset by a reduction in the scope of our UK SAR contract, which reduced revenue by $18.0 million; the expiration of a contract in Denmark which decreased revenue by $7.4 million as well as reduction in revenue due to the EC225 suspension of $5.5 million.

•
Americas. Revenue in the Americas decreased by $25.2 million compared to fiscal 2013, primarily due to decreased revenue activity in Brazil of $17.7 million, primarily as a result of the EC225 suspension in the first half of fiscal 2014. In addition, the expiration of customer contracts in the Falkland Islands and Canada decreased revenue by $18.8 million compared to fiscal 2013. These decreases were offset in part by an $11.6 million increase in revenue from a contract win in Nicaragua for three medium helicopters, which commenced in June 2013.

•
Asia Pacific. Asia Pacific revenue decreased by $2.7 million compared to fiscal 2013, primarily due to reductions in Australia and South East Asia of approximately $37.8 million and $7.4 million respectively, due to the completion of certain oil and gas customers' contracts and due to lower revenue earned with existing customers, principally as a result of decreased SAR flying hours. Furthermore, there was a $1.9 million decrease in revenue due to the EC225 suspension. These decreases were offset by new contract wins and contract modifications for oil and gas customers in East Timor and other South East Asia countries of $23.8 million and in Australia of $19.8 million, compared to fiscal 2013.

•
Africa-Euro Asia. Africa-Euro Asia revenue increased by $1.0 million compared to fiscal 2013, primarily due to contract wins in Africa which resulted in additional revenue of $26.5 million. Our operations in Nigeria, where we have a renewed presence, earned revenue of $4.7 million for fiscal 2014. Offsetting these increases were contract expirations in South Africa, Liberia and other countries approximating $18.3 million and reduced demand in Kazakhstan, primarily due to changes in oil and gas customers' stage of production, of approximately $11.6 million compared to fiscal 2013.

•	Other. Other revenue decreased by $3.6 million, primarily due to a reduction in dry lease revenue compared to fiscal 2013.
Heli-One

Heli-One’s external revenue increased by $6.8 million compared to fiscal 2013. This was due primarily to an increase in PBH revenue of $4.0 million, generated from new customer contracts, including work with the United Kingdom's Ministry of Defence, and $2.8 million of higher non-PBH project revenue, which includes airframe, engine and component work. Non-PBH revenue increased primarily due to a higher level of airframe project work, which was offset by lower levels of engine repair work, compared to fiscal 2013.

Direct Costs
For the fiscal year ended April 30,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Crew costs	$(429,230)	$(429,106)	$124	—%
Base operations and other costs	(366,018)	(351,957)	14,061	3.8%
Maintenance	(232,486)	(281,727)	(49,241)	(21.2)%
Support costs	(162,367)	(169,354)	(6,987)	(4.3)%
	$(1,190,101)	$(1,232,144)	$(42,043)	(3.5)%
Direct costs increased by $42.0 million to $1,232.1 million compared to fiscal 2013. The increase in direct costs was due to increased maintenance and support costs offset by lower base operations and other costs compared to fiscal 2013.
Crew costs, including salary, benefits, training and recruitment, decreased by $0.1 million to $429.1 million compared to fiscal 2013. Crew costs vary due to changes in contract activity levels within our Helicopter Services business and have remained flat over fiscal 2013 despite regional variances. Crew costs increased over fiscal 2013 as a result of new contract work primarily in the Eastern and Western North Sea of $5.3 million and in Nigeria by $3.8 million, where we have renewed presence in that country. These increases were offset by a reduction in crew costs in other regions of $9.2 million due to changing levels of customer activity, primarily in Asia Pacific and in other African countries due to the timing of contract expirations and new contract commencements. Crew costs were incurred only by our Helicopter Services segment.
Base operations and other costs, which include our base operations, reimbursable costs, insurance costs and other external expenses, decreased by $14.1 million to $352.0 million compared to fiscal 2013. The majority of base operations and other costs related to our Helicopter Services segment, with $29.9 million related to our Heli-One segment, which have remained flat compared with fiscal 2013. There was a $25.0 million reduction in costs in our Helicopter Services segment over fiscal 2013, as a result of the receipt of insurance recoveries and due to reductions in costs in Australia, the Americas and in other African countries, primarily due to contract completions in these regions. Base costs also decreased in Brazil due to lower reimbursable fuel costs, with our new Cabo Frio facility being in close proximity to customer sites. These reductions were offset by higher costs incurred in the North Sea of $8.4 million, primarily due to higher levels of reimbursable costs which were driven by higher customer activity, and in Nigeria of $2.5 million, due to our renewed operations in that country.
Maintenance costs increased by $49.2 million to $281.7 million compared to fiscal 2013. Maintenance costs were primarily related to our Helicopter Services segment but are incurred almost entirely by Heli-One, which conducts maintenance work for Helicopter Services and also for external customers. Approximately two-thirds of these costs were related to Helicopter Services.
A significant part of the increase in maintenance costs over fiscal 2013 was related to the EC225 fleet. Maintenance costs include cash and immediately available credits, received in light of the EC225 suspension, which were booked as reductions to maintenance costs as they related to short-term performance issues. We incurred $10.1 million of costs in preparing the EC225 helicopters for return to service following the suspension. On resumption of EC225 commercial operations, our Helicopter Services segment incurred an additional $4.0 million of costs related to additional ongoing inspection costs of the helicopters, which are being incurred until the gear shaft retrofit is completed. See "—Recent Developments" included elsewhere in this Annual Report on Form 10-K for further information. In addition, higher maintenance activity was experienced on helicopters used as replacements during the EC225 suspension. Furthermore, on the resumption of the EC225 fleet's normal commercial operations in the latter part of fiscal 2014, additional maintenance costs were incurred over fiscal 2013, primarily due to the timing of costs incurred on subcontracted maintenance work on the EC225 fleet.

Maintenance costs also increased compared to fiscal 2013 due to strategic initiatives and the life cycle of new technology helicopters. During fiscal 2014, we experienced higher maintenance costs on new technology helicopters which are no longer under OEM warranty. Maintenance costs also increased over fiscal 2013 as a result of additional spend on rotable parts maintenance in our MRO business. The costs incurred for the maintenance work on rotable parts are expensed as incurred. These increases were offset by $3.0 million of lower maintenance costs incurred to support external non-PBH revenue due primarily to the mix of work being performed for external customers and higher efficiency in certain of our workshops compared with fiscal 2013.
Support costs, which include certain regional executive functions, flights operations, safety, technical support, information technology and customer service costs, increased by $7.0 million to $169.4 million compared to fiscal 2013, due primarily to a combination of higher facilities and information technology costs incurred by Helicopter Services, and an additional $3.7 million of support costs, including salary and consulting costs, incurred for the start up of our Nigeria operations. The majority of support costs are incurred by Helicopter Services, with $25.3 million related to our Heli-One segment, which have decreased by $3.1 million over fiscal 2013, primarily due to lower salary and benefit costs incurred in fiscal 2014.
Helicopter Lease and Associated Costs
Helicopter lease and associated costs increased by $26.2 million to $227.9 million, due primarily to an increase in new technologically advanced helicopters. We are continuing to acquire new technologically advanced helicopters to meet our customers’ needs as they continue production, exploration and development into deeper waters. We anticipate we will continue to finance helicopters through operating leases and may make strategic decisions as required to purchase certain helicopters outright. The purchase of helicopters allows for greater jurisdictional flexibility as some lease agreements restrict the movement of helicopters to certain countries.
General and Administrative Costs
General and administrative costs increased by $21.0 million to $95.1 million compared to fiscal 2013. The increase was primarily due to increased stock-based compensation expense of $25.7 million and additional costs related to our IPO on the New York Stock Exchange. The stock-based compensation expense has increased primarily as a result of performance conditions under our 2011 Management Equity Plan being met at the time of our IPO. For more information, see Note 17 of the annual audited consolidated financial statements for the fiscal years ended April 30, 2012, 2013 and 2014 included elsewhere in this Annual Report on Form 10-K. These increases were partially offset by lower information technology costs relating to software implementation, and lower consulting and other salary costs compared to fiscal 2013.
Depreciation
Depreciation expense increased by $12.6 million to $144.6 million compared to fiscal 2013. The increase was primarily due to a depreciation review conducted in our Helicopter Services segment during the third quarter of fiscal 2013, with the effects of the review first showing in our results in the fourth quarter of 2013. We plan to exit certain helicopter types after the helicopters complete existing customer contracts over the period from 2015 to 2018. When we conducted our depreciation review, we reduced the useful lives and residual values of 18 helicopters that will be exited and fiscal 2014 reflects a higher rate of depreciation as a result. In our Heli-One segment, depreciation increased primarily due to an increase in rotable parts, which can be repaired and re-used for several years to service the new technologically advanced helicopters. Of the fiscal 2013 depreciation expense, $78.8 million related to Heli-One, $52.3 million related to Helicopter Services and the remainder related to the Corporate Segment. Of the fiscal 2014 depreciation expense, $86.5 million was related to Heli-One and $57.3 million was related to Helicopter Services and the remainder related to the Corporate Segment.
Restructuring Costs
Restructuring costs decreased by $11.0 million compared to fiscal 2013, with no restructuring costs incurred in fiscal 2014. Of our restructuring costs in fiscal 2013, $6.8 million related to the Corporate Segment, $2.6 million related to the Helicopter Services segment, and $1.6 million related to the Heli-One segment.

Asset impairments

	For the fiscal year ended April 30,		Favorable (Unfavorable) $ Change
(In thousands of U.S. dollars)	2013	2014
Impairment of receivables and funded residual value guarantees	$(1,671)	$(1,115)	$556
Impairment of assets held for sale	(12,164)	(18,486)	(6,322)
Impairment of assets held for use	(8,421)	(5,453)	2,968
Impairment of intangible assets	(7,725)	(879)	6,846
Total asset impairments	$(29,981)	$(25,933)	$4,048
Asset impairments decreased to $25.9 million, compared to $30.0 million in fiscal 2013. The decrease was due to lower impairment on embedded equity, an intangible asset, in combination with lower impairment on assets held for use, compared to fiscal 2013. These decreases were offset partially by increased impairment of assets held for sale in the Helicopter Services segment. The primary reason for the change in impairment is due to changes in market conditions. Of the fiscal 2013 asset impairments, $29.9 million related to the Helicopter Services segment and $0.1 million related to the Corporate Segment. Of the fiscal 2014 asset impairment expense, $24.8 million was related to Helicopter Services and $1.1 million was related to the Corporate segment.
Interest on Long-Term Debt
Interest on long-term debt obligations increased by $26.0 million to $153.2 million compared to fiscal 2013, primarily due to interest on the additional $200.0 million in senior secured notes issued on October 5, 2012 and the $300.0 million of senior unsecured notes issued on May 13, 2013 by CHC Helicopter S.A., our wholly owned subsidiary. The increase was offset in part by decreased interest costs on our revolving credit facility of $5.7 million, due to lower usage of this facility in fiscal 2014, and due to a reduction in interest expense incurred on our senior secured notes, of which we redeemed $130.0 million on February 7, 2014.
Foreign Exchange Loss
Foreign exchange loss decreased by $5.4 million to a loss of $6.0 million compared to fiscal 2013. Our foreign exchange loss was driven primarily by the strengthening and weakening of foreign currency denominated assets and liabilities against the functional currency of our subsidiary companies. During fiscal 2014, the U.S. dollar strengthened against the Norwegian kroner and the Canadian dollar but weakened against the Euro, which resulted in foreign exchange losses due to the net monetary asset and liability positions held by our subsidiaries.
Other Financing Charges
Other financing charges include the amortization of deferred financing costs, interest income and expense on cash balances and bank indebtedness, and the net gain or loss on the fair value of derivative financial instruments and embedded derivatives. Other financing charges increased by $4.5 million to $23.3 million compared to fiscal 2013 primarily due to a $7.7 million loss incurred on the extinguishment of $130.0 million of our senior secured notes on February 7, 2014 and $5.0 million of higher amortization of deferred financing fees, due to new the issuance of the $200.0 million in senior secured notes issued on October 5, 2012 and the $300.0 million of senior unsecured notes issued on May 13, 2013. In addition, certain deferred financing costs incurred with our previous revolving credit facility were expensed in fiscal 2014 as a result of the renegotiation of this facility. See "—Liquidity and Sources of Liquidity—Future Cash Requirements". A higher loss on the valuation of derivatives and embedded derivatives of $2.6 million was incurred compared to fiscal 2013 due to foreign currency movements. These increases were offset in part by a $10.0 million fee settlement received during fiscal 2014.
Loss on Disposal of Fixed Assets
Loss on disposal of fixed assets decreased by $8.9 million to $6.6 million compared to fiscal 2013, due primarily to a decrease in losses from the sale and leaseback of helicopters in our Helicopter Services segment. Of the fiscal 2013 loss on disposal of fixed assets, $14.5 million related to the Helicopter Services segment and $1.1 million related to the Heli-One segment, which were partially offset by a gain of $0.1 million related to the Corporate Segment. Of the fiscal 2014 loss on disposal of fixed assets, $3.4 million related to the Helicopter Services segment and $3.2 million related to the Heli-One segment.

Income Tax Expense
Income tax expense decreased by $26.1 million to $28.4 million compared to fiscal 2013. The effective tax rate for fiscal 2013 was (86.3)% compared to (19.9)% in fiscal 2014. The below table provides a breakdown of the items which caused the change in tax expense between fiscal 2013 and 2014:

(In millions of U.S. dollars)	Increase (decrease) in tax expense	Effective tax rate
Income tax expense at April 30, 2013	$54.5	(86.3)%
Rate differences in various jurisdictions and other foreign taxes	(38.0)
Non-deductible items	34.4
Functional currency adjustments	(8.6)
Valuation allowance	0.1
Other items	(14.0)
Income tax expense at April 30, 2014	$28.4	(19.9)%
The decrease in the income tax expense was primarily due to an increase in the tax recovery calculated at the tax rate in effect in various jurisdictions in which we operate, a higher level of non-taxable income in foreign jurisdictions and the effect of functional currency adjustments, offset by a higher level of non-deductible items compared to fiscal 2013.
The $38.0 million increase in the calculated recovery from rate differences in various jurisdictions was primarily a result of higher losses incurred in fiscal 2014. This recovery was offset by valuation allowances for these tax losses. The change in the valuation allowance has remained comparable with 2013, despite the higher provision for losses in fiscal 2014, primarily due to a change in the assessment of deferred tax asset recoverability in the U.S., Australia, Netherlands and Norway EHOB (EEA Helicopters Operations B.V) in fiscal 2013. The increase in non-deductible items of $34.4 million was primarily related to higher levels of non-deductible interest, due to tax legislative changes that occurred in Norway and the Netherlands, and non-deductible stock option expenses, which increased in fiscal 2014 due to our IPO. Other items include the impact of higher levels of non-taxable income in foreign jurisdictions, which caused a decrease in the tax expense of $9.9 million compared to fiscal 2013, and a $2.7 million reduction in income tax expense related to tax adjustments for prior periods, compared to fiscal 2013. The adjustments related to prior periods are fully provided for by valuation allowances and have no impact on our overall tax expense.
The effective tax rate is the ratio of income tax expense to loss from continuing operations before income tax. In addition to the impact on income tax expense described in the preceding table, the reduction in the negative effective tax rate from (86.3)% to (19.9)% resulted from an increase in the net loss from continuing operations before income tax compared to fiscal 2013 without a corresponding change in income tax expense due to valuation allowances recorded against deferred income tax assets in many jurisdictions, and a reduction in tax expense compared to fiscal 2013 due to a higher amount of uncertain tax positions recognized in fiscal 2013. In addition, a significant component of income tax expense for the 2013 and 2014 fiscal years is represented by income taxes in certain jurisdictions, such as withholding taxes, which are not directly correlated to movements in the net loss from continuing operations before income tax. Furthermore, movements in our loss from continuing operations may occur in jurisdictions where we are not recognizing the benefit of deferred tax assets, which could result in no corresponding movement in our income tax expense.

Non-Controlling Interests
Net earnings allocated to non-controlling interests decreased by $1.3 million to $1.6 million, due to a decrease in net earnings in EHOB, primarily from higher helicopter lease and financing costs offset by a lower income tax expense compared to fiscal 2013. See Note 3 of our annual audited consolidated financial statements for the fiscal years ended April 30, 2012, 2013, and 2014 included elsewhere in this Annual Report on Form 10-K.

Segmented Results of Operations
Helicopter Services

For the fiscal year ended April 30,
(In thousands of U.S. dollars)

	For the fiscal year ended April 30,		Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Operating revenue	$1,437,865	$1,453,039	$15,174	1.1%
Reimbursable revenue	165,538	164,669	(869)	(0.5)%
Total third-party revenue	1,603,403	1,617,708	14,305	0.9%
Internal revenue	5,575	4,404	(1,171)	(21.0)%
Total revenue	$1,608,978	$1,622,112	$13,134	0.8%
Direct costs (i)	(1,144,045)	(1,141,514)	2,531	0.2%
Earnings from equity accounted investees	4,718	7,240	2,522	53.5%
Adjusted EBITDAR	$469,651	$487,838	$18,187	3.9%
Adjusted EBITDAR margin (ii)	32.5%	33.5%	1.0%	3.1%
Flight hours	163,442	150,395	(13,047)	(8.0)%
# of Helicopters	247	236	(11)	(4.5)%
Helicopter lease and associated costs	$(201,736)	$(227,893)	$(26,157)	(13.0)%
Average HE count (iii)	164.7	164.7	—	—%
HE Rate (iii)	$8,730	$8,822	$92	1.1%

(i)
In fiscal 2013, direct costs were comprised of crew costs of $429.2 million, base operations and other costs of $353.7 million and maintenance and support costs of $361.1 million. In fiscal 2014, direct costs were comprised of crew costs of $429.1 million, base operations and other costs of $340.9 million and maintenance and support costs of $371.5 million.

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

Helicopter Services Adjusted EBITDAR increased by $18.2 million to $487.8 million and Adjusted EBITDAR margin increased by 1.0% compared to fiscal 2013. Adjusted EBITDAR improved in the North Sea and in our Asia Pacific regions but was flat in the Americas and declined in Africa-Euro Asia. The primary changes which positively impacted Adjusted EBITDAR for Helicopter Services as compared to fiscal 2013 were as follows:

•
In the Eastern North Sea, contract wins from several customers, offset by reduced ad-hoc and other non-recurring work and higher levels of maintenance costs, resulted in a net increase to Adjusted EBITDAR of $10.9 million in fiscal 2014 compared to fiscal 2013. This increased Adjusted EBITDAR margin by 0.5%;

•
In the Western North Sea, Adjusted EBITDAR increased due to additional helicopter requirements from existing oil and gas customers, in addition to net new contract work in the Netherlands. These changes improved Adjusted EBITDAR by $11.6 million and Adjusted EBITDAR margin by 0.6%;

•
Adjusted EBITDAR improved by $19.7 million due to an increase in oil and gas activities in Southeast Asia, including East Timor, where new contract wins and contract renewals increased Adjusted EBITDAR margin by 1.0%;

•
Reduced SAR and other contract activity in the United Kingdom was offset by additional SAR work in Ireland, as a result of the transition of an existing customer to more technologically advanced helicopters, which resulted in a net increase to Adjusted EBITDAR of $5.2 million and a positive impact to Adjusted EBITDAR margin of 0.3%; and

•	Adjusted EBITDAR and Adjusted EBITDAR margin increased by $15.6 million and 0.8% respectively due to new contract wins for oil and gas customers in Africa and Central America.
These improvements to Adjusted EBITDAR and Adjusted EBITDAR margin were offset primarily by the following factors which negatively impacted Adjusted EBITDAR compared to fiscal 2013:

•	Adjusted EBITDAR and Adjusted EBITDAR margin decreased by $18.3 million and 0.9% respectively in Australia due to contract completions for oil and gas customers;

•
Adjusted EBITDAR and Adjusted EBITDAR margin decreased by $5.8 million and 0.3% in our Africa-Euro Asia regions, including Tanzania, Liberia and South Africa, primarily as a result of contract completions and the expiration of short-term contract work;

•
Adjusted EBITDAR decreased by $2.0 million in Kazakhstan due to oil and gas customer requirements transitioning from exploration to production, causing a reduction in demand which negatively impacted Adjusted EBITDAR margin by 0.1%; and

•	Adjusted EBITDAR in the Americas decreased $10.6 million and Adjusted EBITDAR margin was impacted by 0.5% compared to fiscal 2013 due to the expiration of customer contracts in the Falkland Islands.
In addition, we incurred certain additional costs in fiscal 2014 compared to fiscal 2013 which negatively impacted Adjusted EBITDAR. These decreased Adjusted EBITDAR by $10.1 million and Adjusted EBITDAR margin by 0.5%. These costs were as follows:

•
Higher costs, partially offset by contract revenue, decreased Adjusted EBITDAR by $6.1 million in Nigeria due to additional crew, base and other costs primarily associated with the set up and commencement of operations within the country; and

•
Higher costs of $4.0 million were incurred for additional ongoing inspection costs of EC225 helicopters by our Helicopter Services business. See Item 7. "Recent Developments" included elsewhere in this Annual Report on Form 10-K for further information.

The balance of the change in Adjusted EBITDAR relates to changes in the results of operations in our other regions and fleet operations, from centralized costs and earnings from equity accounted investees compared to fiscal 2013. In fiscal 2014, earnings from equity accounted investees have increased by $2.5 million, primarily as a result of additional earnings from our equity accounted investment in Thai Aviation Services.
Helicopter leasing and associated costs increased by $26.2 million to $227.9 million, due primarily to an increase in technologically advanced helicopter operating leases entered into during fiscal 2014, which have a higher lease cost. We are acquiring technologically advanced helicopters to meet customers’ needs as they continue exploration and development into deeper waters. We anticipate that we will continue to finance helicopters through operating leases and may make strategic decisions as required to purchase certain helicopters outright. The purchase of helicopters allows for greater jurisdictional flexibility as some lease agreements restrict the movement of helicopters to certain countries.

Heli-One

For the fiscal year ended April 30,
(In thousands of U.S. dollars)

	For the fiscal year ended April 30,		Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Third-party revenue	$140,444	$147,271	$6,827	4.9%
Internal revenue	286,709	278,946	(7,763)	(2.7)%
Total revenue	$427,153	$426,217	$(936)	(0.2)%
Direct costs (i)	(335,453)	(370,883)	(35,430)	(10.6)%
Adjusted EBITDAR	$91,700	$55,334	$(36,366)	(39.7)%
Adjusted EBITDAR Margin (ii)	21.5%	13.0%	(8.5)%	(39.5)%

(i)
In fiscal 2013, direct costs were comprised of maintenance costs of $277.2 million and other costs of $58.3 million. In fiscal 2014, direct costs were comprised of maintenance costs of $315.7 million and other costs of $55.2 million. Other costs include base operations and other costs and support costs which for Heli-One include freight costs, consulting, insurance and other items.

(ii)	Adjusted EBITDAR margin is calculated as Adjusted EBITDAR divided by total revenue less reimbursable revenue, of which there was none in the Heli-One segment in fiscal 2013 and 2014.

Heli-One generates the majority of its revenue by supporting internal flying operations. Adjusted EBITDAR decreased by $36.4 million to $55.3 million and Adjusted EBITDAR margin decreased by 8.5% compared to fiscal 2013. The primary changes compared to fiscal 2013 were as follows:

•
Increased costs were incurred in fiscal 2014 to return the EC225 helicopter fleet to normal service. This had an unfavorable impact on Adjusted EBITDAR of $10.1 million, which impacted Adjusted EBITDAR margin by 2.4%;

•
There was increased maintenance spend in fiscal 2014 for EC225 helicopters on the resumption of normal commercial operations, including maintenance activities which have been subcontracted to third-parties, which decreased Adjusted EBITDAR by $10.0 million and Adjusted EBITDAR margin by 2.3% compared to fiscal 2013;

•
Increased costs were incurred in fiscal 2014 following the expiration of warranties on new technology helicopters, including S92A and AW139 helicopters, the maintenance of rotable parts to improve helicopter availability, and higher maintenance activity on helicopters used as replacements during the EC225 suspension. These factors had an unfavorable impact on Adjusted EBITDAR of $22.4 million, which impacted Adjusted EBITDAR margin by 5.2%;

•
These increased costs were offset an improvement in Adjusted EBITDAR of $6.1 million, due to improved levels of maintenance efficiency and a higher proportion of higher margin MRO work compared to fiscal 2013, in addition to lower support costs. These cost reductions improved Adjusted EBITDAR margin by 1.4%.

The Fiscal Year Ended April 30, 2013 Compared to the Fiscal Year Ended April 30, 2012

Consolidated Results Summary

For the fiscal year ended April 30,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2012	2013	$ Change	% Change
Helicopter Services (i)	$1,526,060	$1,603,403	$77,343	5.1%
Heli-One	166,479	140,444	(26,035)	(15.6)%
Total revenue	$1,692,539	$1,743,847	$51,308	3.0%
Direct costs (ii)	(1,205,740)	(1,190,101)	15,639	1.3%
Helicopter lease and associated costs	(176,685)	(201,736)	(25,051)	(14.2)%
Total direct costs	$(1,382,425)	$(1,391,837)	$(9,412)	(0.7)%
Flying hours	172,145	163,442	(8,703)	(5.1)%
# of helicopters	252	247	(5)	(2.0)%
Average HE count (iii)	169.2	164.7	(4.5)	(2.7)%
HE Rate (iii)	$8,034	$8,730	$696	8.7%

(i)	Includes revenue from the customer reimbursement of fuel costs of $98.0 million for the fiscal year ended April 30, 2012 and $100.3 million for the fiscal year ended April 30, 2013.

(ii)	Includes $101.2 million in fuel costs for the fiscal year ended April 30, 2012 and $103.8 million for the fiscal year ended April 30, 2013.

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

Consolidated Results of Operations
Revenue
Revenue increased by $51.3 million to $1,743.8 million compared to fiscal 2012.
Helicopter Services
For the fiscal year ended April 30,
(in thousands of U.S. dollars)

			Favorable (Unfavorable)
	2012	2013	$ Change	% Change
Eastern North Sea	$382,295	$365,350	$(16,945)	(4.4)%
Western North Sea	383,782	395,173	11,391	3.0%
Americas	242,485	302,089	59,604	24.6%
Asia Pacific	305,533	346,737	41,204	13.5%
Africa-Euro Asia	204,793	185,566	(19,227)	(9.4)%
Other	7,172	8,488	1,316	18.3%
Total	$1,526,060	$1,603,403	$77,343	5.1%

Helicopter Services revenue increased by $77.3 million, due primarily to new flying contracts with increased flying hours in the Americas, Asia Pacific and the Western North Sea in fiscal 2013. These revenue increases were offset by decreases in the Eastern North Sea and the Africa-Euro Asia region.

North Sea. The Western North Sea contributed additional revenues of $11.4 million, due primarily to new contracts generated from an increase in oil and gas activity in Scotland, England and Ireland. The increase in the Western North Sea’s revenue was partially offset by a $24.9 million impact from a lost contract in Denmark. The Eastern North Sea’s revenue decreased by $16.9 million due to a contract expiry in Norway, which resulted in an $18.7 million decrease in revenue that was partially offset by new contracts from an increase in oil and gas activity in the region.
The Americas. The Americas contributed an additional $59.6 million in revenues, due primarily to $72.1 million of revenue from new contracts for heavy helicopters in Brazil combined with the deployment of all helicopters under contracts entered into in Brazil in late fiscal 2012. These increases in Brazil were partially offset by the expiry of some short-term contracts and by decreases in North America from expired contracts.
Asia Pacific. Asia Pacific contributed an additional $41.2 million due primarily to new contracts entered into at the end of fiscal 2012, where all helicopters under such contracts were deployed in fiscal 2013. New contract wins in Australia and East Timor increased revenue by $45.0 million over the prior year. The revenue increases in Australia and East Timor were partially offset by a net decrease of $7.8 million in Southeast Asia from expired contracts.
Africa-Euro Asia. Revenue decreased by $19.2 million, due primarily to the sale of the fixed wing aircraft in Chad at the end of fiscal 2012 and our exit from our relationship with our previous partner in Nigeria. We are in the process of transitioning to new partners. In October 2012, we received our Nigerian AOC for a single helicopter type and are in the process of setting up our interim base. These decreases in revenue were partially offset by revenue increases in Kazakhstan, Mozambique and Tanzania as increased oil and gas activities in these areas generated new contracts.
Heli-One
Heli-One revenue decreased by $26.0 million due primarily to a decrease in non-PBH project sales, including airframe, engine and component work. The decrease in airframe, engine and component work was primarily attributable to fewer airframe maintenance and modification projects completed during fiscal 2013.

Direct Costs
For the fiscal year ended April 30,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2012	2013	$ Change	% Change
Crew costs	$(413,024)	$(429,230)	$(16,206)	(3.9)%
Base operations and other costs	(374,512)	(366,018)	8,494	2.3%
Maintenance	(260,210)	(232,486)	27,724	10.7%
Support costs	(157,994)	(162,367)	(4,373)	(2.8)%
	$(1,205,740)	$(1,190,101)	$15,639	1.3%
Direct costs decreased by $15.6 million to $1,190.1 million compared to fiscal 2012. The decrease in direct costs was due primarily to decreases in base operations and other costs and maintenance costs partially offset by an increase in crew and support costs.

Crew costs increased by $16.2 million to $429.2 million compared to fiscal 2012. The increase was due primarily to additional crew costs for new and existing contracts in Brazil, Australia, the United Kingdom, Mozambique, Kazakhstan and Tanzania. These increases were offset by decreases in crew from expired contracts and reduced flying hours in Denmark, Norway and Nigeria. Chad also had a decrease in crew costs as we sold our fixed wing aircraft at the end of fiscal 2012. Crew costs were incurred only by our Helicopter Services segment.
Base operations and other costs decreased by $8.5 million to $366.0 million compared to fiscal 2012. Base operations and other costs also included fuel costs re-chargeable to our customers, insurance and travel. The majority of base and operations and other costs related to our Helicopter Services segment, with $29.9 million related to our Heli-One segment, which have decreased by $17.7 million compared with fiscal 2012. The decrease for Heli-One is due primarily to other costs, where we had a sale of parts to a customer in fiscal 2012 that did not reoccur in fiscal 2013. The decrease in base and other costs was partially offset by new contracts in Brazil, Australia and the North Sea, which increased the base set-up costs.

Maintenance costs decreased by $27.7 million to $232.5 million compared to fiscal 2012 due primarily to lower lease return costs being recorded in fiscal 2013, which are recorded when they are probable and can be estimated, usually near the end of the helicopter lease term, the expiry of certain customer contracts reducing activity and cost and the decrease in third-party non-PBH sales. Maintenance costs were primarily related to our Helicopter Services segment but are incurred by Heli-One, which conducts maintenance work for Helicopter Services and also for external customers. Approximately two thirds of these costs related to Helicopter Services.
Support costs increased by $4.4 million to $162.4 million compared to fiscal 2012 to support the centralized flying operations center in our Helicopter Services segment and related consulting costs. The majority of support costs are incurred by Helicopter Services, with $28.4 million related to our Heli-One segment, which have decreased by $5.4 million compared with fiscal 2012 due to lower consulting costs in this segment.

Helicopter Lease and Associated Costs
Helicopter leasing costs increased by $25.1 million to $201.7 million, due primarily to an increase in new technologically advanced helicopter additions. We are continuing to acquire new technologically advanced helicopters to meet our customers’ needs as they continue production, exploration and development into deeper waters. We anticipate we will continue to finance helicopters through operating leases and may make strategic decisions as required to purchase certain helicopters outright. The purchase of helicopters allows for greater jurisdictional flexibility as some lease agreements restrict the movement of helicopters to certain countries.

General and Administration Costs

General and administration costs included in the results of the Corporate Segment increased by $4.0 million to $74.1 million compared to fiscal 2012. The increase is due primarily to $2.0 million in additional information technology costs, $9.8 million of additional personnel support costs, consulting and trainings costs partially offset by a $7.2 million decrease in insurance costs as there were fewer reported claims in fiscal 2013. Information technology costs increased as we incurred more training and consulting costs to support the go-live of the new Heli-One integrated IT system in November 2012 and to support other new global systems that are being implemented as part of the broad transformation initiative. Personnel support costs have increased due primarily to compensation costs where vacant roles have been filled.
Depreciation
Depreciation expense increased by $19.0 million to $131.9 million compared to fiscal 2012, due primarily to an increase in the Heli-One segment of rotable parts which can be repaired and re-used for several years to service the new technologically advanced helicopters and an increase in helicopter depreciation expense in the Helicopter Services segment. During fiscal 2013 we identified two older helicopter types that would be exited. As part of this exit, we performed an annual review of the useful lives of helicopters and reduced the useful lives of these helicopters. This change in estimate resulted in an increase to depreciation of $11.3 million in fiscal 2013. Of the fiscal 2012 depreciation expense, $66.4 million related to Heli-One, $44.4 million related to Helicopter Services and the remainder related to the Corporate Segment. Of the fiscal 2013 depreciation expense, $78.8 million related to Heli-One, $52.3 million related to Helicopter Services and the remainder related to the Corporate Segment.

Restructuring Costs

Restructuring costs decreased by $11.5 million to $11.0 million compared to fiscal 2012, due primarily to a decrease in initial costs associated with the implementation of new systems and processes allowing for global standardization in the Helicopter Services, Heli-One and Corporate Segments. Of our restructuring costs in fiscal 2012, $17.8 million related to the Corporate Segment, $4.5 million related to the Helicopter Services segment and $0.2 million related to the Heli-One segment. Of our restructuring costs in fiscal 2013, $6.8 million related to the Corporate Segment, $2.6 million related to the Helicopter Services segment, and $1.6 million related to the Heli-One segment.

Asset impairments

	For the fiscal year ended April 30,		Favorable (Unfavorable) $ Change
(In thousands of U.S. dollars)	2012	2013
Recovery (impairment) of receivables and funded residual value guarantees	$36	$(1,671)	$(1,707)
Impairment of assets held for sale	(13,469)	(12,164)	1,305
Impairment of assets held for use	—	(8,421)	(8,421)
Impairment of intangible assets	(4,218)	(7,725)	(3,507)
Total asset impairments	$(17,651)	$(29,981)	$(12,330)
Asset impairments increased by $12.3 million to $30.0 million compared to fiscal 2012. Asset impairments include the impairment of receivables and funded residual value guarantees, assets held for sale, assets held for use and intangible assets. The increase in asset impairments related to the Helicopter Services segment is due primarily to an increase of $8.4 million in impairment of assets held for use and an increase of $3.5 million in intangible assets. The impairment of assets held for sale increased compared to fiscal 2012 as there are certain helicopter types we will be exiting once all the helicopters have completed their flying obligations. The impairment of intangible assets increased compared to fiscal 2012 as the impairment of embedded equity recognized on leased helicopters was higher for our older technology helicopters due to a decline in helicopter values. Of the fiscal 2012 asset impairments, $17.4 million related to the Helicopter Services segment and $0.3 million related to the Corporate Segment. Of the fiscal 2013 asset impairments, $29.9 million related to the Helicopter Services segment and $0.1 million related to the Corporate Segment.

Loss on Disposal of Fixed Assets
Loss on disposal of fixed assets increased by $23.7 million to $15.5 million compared to fiscal 2012 due primarily to an increase in the losses from the sale and leaseback of helicopters in the Helicopter Services segment. Of the fiscal 2012 gain on disposal of fixed assets, $7.7 million related to the Helicopter Services segment and $1.7 million related to the Corporate Segment, which were partially offset by a loss of $(1.2) million related to the Heli-One segment. Of the fiscal 2013 loss on disposal of fixed assets, $14.5 million related to the Helicopter Services segment and $1.1 million related to the Heli-One segment, which were partially offset by a gain of $0.1 million related to the Corporate Segment.

Interest on Long-Term Debt
Interest on long-term debt increased by $10.6 million to $127.2 million compared to fiscal 2012 due primarily to an increase in the interest expense on the issuance of the $200.0 million in senior secured notes on October 5, 2012 partially offset by a decrease in capital lease interest expense as certain capital leases were refinanced at the end of fiscal 2012 as operating leases.

Foreign Exchange Gains (Losses)
Foreign exchange gains decreased by $13.2 million to a foreign exchange loss of $11.4 million compared to fiscal 2012 from the revaluation of net liability positions denominated in U.S. dollars in entities with Norwegian Kroner and Euro functional currencies as the U.S. dollar strengthened in fiscal 2013 relative to those currencies as compared to the prior period.

Income Tax Expense
Income tax expense increased by $6.2 million to $54.5 million compared to fiscal 2012. The effective tax rate for fiscal 2013 is (86.3)% compared to (151.2)% in fiscal 2012. The below table provides a breakdown of the items which caused the change in tax expense between fiscal 2013 and 2012:

(In millions of U.S. dollars)	Increase (decrease) in tax expense	Effective tax rate
Income tax expense at April 30, 2012	$48.2	(151.2)%
Non-deductible items	4.9
Functional currency adjustments	4.6
Valuation allowance	2.9
Rate differences in various jurisdictions and other	(6.1)
Income tax expense at April 30, 2013	$54.5	(86.3)%
The increase in income tax expense as compared to fiscal 2012 is due primarily to an increase in non-deductible items, functional currency adjustments and an increase in the valuation allowance taken against deferred tax assets in certain jurisdictions in the amounts indicated in the above table. Other items resulting in a net decrease to tax expense of $6.1 million include rate differences in various jurisdictions and an increase in non taxable income. The increase in non -taxable income was as a result of restructuring certain intercompany debt. The non deductible items increased by $4.9 million due to an increase in the non-deductible interest expense incurred in certain jurisdictions. Income tax expense increased by $4.6 million due to functional currency adjustments from foreign currency gains related to tax balances denominated in Norwegian Kroner, Euro and Canadian dollars in entities with a U.S. dollar functional currency as the U.S. dollar weakened in fiscal 2013 relative to those currencies compared to the prior period. The increase in the valuation allowance of $2.9 million compared to the prior year was due to a change in our assessment of the future realization of certain tax assets in fiscal 2013. This change in assessment resulted in a change in the valuation allowance of $58.8 million. Of this amount, $34.2 million was primarily in relation to deferred tax assets in the U.S., Australia, Netherlands and Norway EHOB.
The effective tax rate is the ratio of income tax recovery (expense) to loss from continuing operations before income tax. In addition to the impact on income tax expense described in the preceding table, the reduction in the negative effective tax rate from (151.2)% to (86.3)% resulted from an increase in the net loss from continuing operations before income tax compared to the prior year period without a corresponding change in income tax recovery (expense) due to valuation allowances recorded against deferred income tax assets in many jurisdictions. In addition, a significant component of income tax expense for the 2013 fiscal year and the prior period is represented by income taxes in certain jurisdictions, such as withholding taxes, which are not directly correlated to movements in the net loss from continuing operations before income tax. Furthermore, movements in our loss from continuing operations may occur in jurisdictions where we are not recognizing the benefit of deferred tax assets, which could result in no corresponding movement in our income tax recovery (expense).

Non-Controlling Interest
Net earnings allocated to non-controlling interest decreased by $9.5 million to $2.9 million, due primarily to a decrease in net earnings in EHOB from higher income tax expense and the loss on the mark to market of derivatives which relate to embedded foreign currency derivatives in some of our helicopter services contracts. See Note 3 of our audited annual consolidated financial statements for the fiscal years ended April 30, 2012, 2013 and 2014 included elsewhere in this Annual Report on Form 10-K.

Segmented Results of Operations
Helicopter Services

For the fiscal year ended April 30,
(In thousands of U.S. dollars)

	For the fiscal year ended April 30,		Favorable (Unfavorable)
	2012	2013	$ Change	% Change
Operating revenue	$1,359,316	$1,437,865	$78,549	5.8%
Reimbursable revenue	166,744	165,538	(1,206)	(0.7)%
Total third-party revenue	1,526,060	1,603,403	77,343	5.1%
Internal revenue	7,568	5,575	(1,993)	(26.3)%
Total revenue	$1,533,628	$1,608,978	$75,350	4.9%
Direct costs (i)	(1,135,743)	(1,144,045)	(8,302)	(0.7)%
Earnings from equity accounted investees	2,844	4,718	1,874	65.9%
Adjusted EBITDAR	$400,729	$469,651	$68,922	17.2%
Adjusted EBITDAR margin (ii)	29.3%	32.5%	3.2%	10.9%
Flight hours	172,145	163,442	(8,703)	(5.1)%
# of Helicopters	252	247	(5)	(2.0)%
Helicopter lease and associated costs	$(176,685)	$(201,736)	$(25,051)	(14.2)%
Average HE count (iii)	169.2	164.7	(4.5)	(2.7)%
HE Rate (iii)	$8,034	$8,730	$696	8.7%

(i)
In fiscal 2012, direct costs were comprised of crew costs of $417.3 million, base and operations and other costs of $338.9 million and maintenance and support costs of $379.5 million. In fiscal 2013, direct costs were comprised of crew costs of $429.2 million, base and operations and other costs of $353.7 million and maintenance and support costs of $361.1 million.

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

Helicopter Services Adjusted EBITDAR increased by $68.9 million to $469.7 million compared to fiscal 2012. The increase in Adjusted EBITDAR is due primarily to the Americas, Asia Pacific, and the North Sea offset by Africa-Euro Asia.
North Sea. The Western North Sea contributed an additional $9.5 million in Adjusted EBITDAR due primarily to margins from new contracts in Scotland, England and Ireland, which partially offset the margins from lost and expired contracts. The Eastern North Sea contributed an additional $8.0 million in Adjusted EBITDAR despite a net decrease in revenues due to lower compensation costs in the region. The net improvement in the North Sea Adjusted EBITDAR margin was 1.3% over the prior year.
The Americas. The Americas Adjusted EBITDAR increased by $24.3 million due primarily to a $32.6 million increase in Brazil, where increased margins on new heavy helicopter contracts combined with the deployment of additional helicopters under contracts that began in April 2012. Brazil also had an improvement in crew and helicopter availability that led to an increase in Adjusted EBITDAR. This increased the Adjusted EBITDAR margin by 0.8% over the prior year. These increases in the Americas’ Adjusted EBITDAR were partially offset by a $10.6 million decrease in North America Adjusted EBITDAR from expired contracts which had a negative impact of 0.5% on Adjusted EBITDAR margin.
Asia Pacific. Asia Pacific’s increase in Adjusted EBITDAR of $23.3 million is due primarily to the margins from new contracts being partially offset by higher crew costs.

Africa-Euro Asia. The Africa-Euro Asia region had a net decrease in Adjusted EBITDAR of $2.8 million, due primarily to a $10.3 million decrease in Chad and Nigeria, offset by a $14.1 million increase in Mozambique and Tanzania from an increase in oil and gas activities that generated new contracts. Adjusted EBITDAR has decreased in Chad as we sold our fixed wing aircraft at the end of fiscal 2012 and we are continuing to incur costs while we transition our Nigerian operations to our new partners. In October 2012, we received our Nigerian AOC for a single helicopter type and are in the process of setting up our interim base. The Adjusted EBITDAR margin increased by 0.2% as a result of these changes.
Helicopter leasing costs for fiscal 2013 increased by $25.1 million to $201.7 million compared to fiscal 2012, due primarily to an increase in technologically advanced helicopters additions that have higher lease costs partially offset by a number of helicopters that were converted to capital leases during fiscal 2012. We are continuing to acquire technologically advanced helicopters to meet our customers’ needs as they continue exploration and development and production into deeper waters. We anticipate we will continue to finance helicopters through operating leases and may make strategic decisions as required to purchase certain helicopters outright. The purchase of helicopters allows for greater jurisdictional flexibility as some lease agreements restrict the movement of helicopters to certain countries.
Heli-One

For the fiscal year ended April 30,
(In thousands of U.S. dollars)

	For the fiscal year ended April 30,		Favorable (Unfavorable)
	2012	2013	$ Change	% Change
Third-party revenue	$166,479	$140,444	$(26,035)	(15.6)%
Internal revenue	283,026	286,709	3,683	1.3%
Total revenue	$449,505	$427,153	$(22,352)	(5.0)%
Direct costs(i)	(353,485)	(335,453)	18,032	5.1%
Adjusted EBITDAR	$96,020	$91,700	$(4,320)	(4.5)%
Adjusted EBITDAR Margin(ii)	21.4%	21.5%	0.1%	0.5%

(i)
In fiscal 2012, direct costs were comprised of maintenance costs of $272.1 million and other costs of $81.4 million. In fiscal 2013, direct costs were comprised of maintenance costs of $277.2 million and other costs of $58.3 million. Other costs include base and operations and other costs and support costs which for Heli-One include freight costs, consulting, insurance and other items.

(ii)	Adjusted EBITDAR margin is calculated as Adjusted EBITDAR divided by total revenue less reimbursable revenue, of which there was none in the Heli-One segment in fiscal 2012 and 2013.
Heli-One generates the majority of its revenue by supporting our Helicopter Services Segment. Services to third parties represent 32.9% of its total revenues. Adjusted EBITDAR decreased by $4.3 million to $91.7 million compared to fiscal 2012 due primarily to a decrease in non-PBH revenues partially offset by an increase in margins from internal PBH revenues and lower support costs. Adjusted EBITDAR decreased by $17.5 million from lower non-PBH project sales as compared to fiscal 2012. Despite the decreases from non-PBH sales, Adjusted EBITDAR margin was marginally affected by a decrease of 0.4% due to our cost savings from operational improvements compared to fiscal 2012. Adjusted EBITDAR increased by $7.8 million compared to fiscal 2012 due to additional margins from higher internal PBH revenues combined with lower maintenance costs due to the timing of maintenance events with a favorable margin impact of 0.2%. Adjusted EBITDAR increased by $5.4 million as compared to fiscal 2012 due to a decrease in support costs from lower consulting costs resulting in a positive impact to the Adjusted EBITDAR margin of 0.1%. Our Heli-One business is expected to continue to expand its sales pipeline for non-PBH services and reduce costs and inventory levels through the implementation of lean process techniques to drive greater efficiencies in the workshops as part of our broad transformation program.

Financial Condition and Sources of Liquidity
Analysis of Historical Cash Flows

	For the fiscal year ended April 30,
(In thousands of U.S. dollars)	2012	2013	2014
Cash provided by operating activities	$16,728	$1,203	$12,329
Cash provided by financing activities	207,215	221,001	323,055
Cash used in investing activities	(218,807)	(151,966)	(140,643)
Effect of exchange rate changes on cash and cash equivalents	(18,517)	(2,076)	(16,020)
Change in cash and cash equivalents during the period	$(13,381)	$68,162	$178,721

For the Fiscal Years Ended April 30, 2013 and April 30, 2014
Cash Flows Provided By Operating Activities

Cash flows provided by operating activities increased by $11.1 million compared to fiscal 2013, due to improved cash flow results from operations, adjusted for non-cash items and working capital movements, of $12.2 million and lower pension contributions of $1.7 million, offset by higher cash payments for deferred lease financing costs of $2.8 million.

Cash flows from operations, adjusted for non-cash items, decreased by $38.0 million, due to a higher net loss from operations, net of non-cash items, and higher cash financing charges of $25.2 million, primarily due to the issuance, by our wholly owned subsidiary CHC Helicopter S.A., of an additional $200.0 million in senior secured notes on October 5, 2012 and the $300.0 million of senior unsecured notes issued on May 13, 2013. Cash flows from operations benefited from favorable changes of $50.2 million in working capital compared to fiscal 2013, which were driven by a decrease in receivables of $83.3 million, as the result of collections, $15.0 million of higher deferred revenue, related to contract activity where customers have made advance payments, offset by a $28.0 million decline in accounts payable and accruals, due to the timing of payments with suppliers, including OEMs, an $8.3 million reduction in the net taxes payable position, primarily due to cash payments for withholding taxes in various jurisdictions, and a $4.3 million increase in prepaid expenses, related primarily to the timing of certain license and insurance payments. Pension contributions and benefits paid decreased slightly to $45.0 million, compared to $46.7 million in fiscal 2013, due to the timing of funding contributions for our funded and unfunded defined benefit pension plans in Canada, the UK, Norway and the Netherlands. The higher payments for deferred lease financing costs were incurred due to higher lease transaction activity in fiscal 2014.

One of our continued areas of focus is the improvement of our cash flows through operational growth. We have implemented a number of initiatives, but have not consistently decreased our use of cash in operations. No assurance can be given that our efforts to reduce operational cash requirements, including continued efforts to achieve greater cost efficiencies through our broad transformation program, will be effective. The business may not generate sufficient net cash from operating activities and future borrowings may not be available in amounts sufficient to enable us to service our debt or to fund our other liquidity needs. It is currently expected that the net cash from operating activities will, together with our ability to access financing through our new revolving credit facility, other financing markets, new operating leases and proceeds from the sale of helicopters and other assets, be sufficient to meet the on-going cash flow requirements. If we are unable to meet our debt obligations or fund other liquidity needs, alternative financing plans may need to be undertaken, such as refinancing or restructuring debt, selling assets, reducing or delaying capital investments or raising additional capital. See Item 1A “Risk Factors—Risks Related to Our Net Losses and Our Indebtedness—Our level of indebtedness could affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage” in Part II below.

Cash Flows Provided By Financing Activities
Cash flows provided by financing activities increased by $102.1 million to $323.1 million compared to fiscal 2013, primarily due to proceeds from the issuance, by our wholly owned subsidiary CHC Helicopter S.A., of $300.0 million aggregate principal amount of senior unsecured notes on May 13, 2013 and from the net proceeds of our IPO on January 17, 2014. On our IPO, we sold 31,000,000 ordinary shares to the public at an offer price of $10.00 per share. Our IPO raised approximately $289.4 million, net of underwriting costs of $16.3 million and other costs directly related to the IPO of $4.3 million. On February 20, 2014, the underwriters in our IPO exercised an option to purchase 3,000,000 ordinary shares at a price of $10.00 per share, raising approximately $28.4 million, net of underwriting costs of $1.6 million. In fiscal 2013, $202.0 million of senior secured notes were issued by one of our subsidiaries and no share capital was issued.

This net increase over fiscal 2013 was partially offset by an increase in repayments net of draws on the revolving credit facility, related party loans repayments, and redemptions made of our senior secured notes. The net repayments on our senior secured revolving credit facility increased by $120.2 million over fiscal 2013, with a portion of the net proceeds from the IPO being used to repay the borrowings under this facility on January 23, 2014. In addition, on February 7, 2014, one of our subsidiaries redeemed $130.0 million of the senior secured notes at a redemption price of 103%, for an amount of $133.9 million, excluding accrued interest. There was also a net decrease to cash flows from higher deferred financing costs of $10.3 million, related to the issuance, by our wholly owned subsidiary CHC Helicopter S.A., of $300.0 million aggregate principal amount of senior unsecured notes issued on May 13, 2013, and a new senior secured revolving credit facility arrangement entered into on January 23, 2014, as described below under "Sources of Liquidity".

The related party loan transactions reflect the borrowing and repayment of loans to companies under the common control of our majority shareholder and are described in Note 22 of the annual audited consolidated financial statements for the fiscal years ended April 30, 2012, 2013 and 2014, included elsewhere in this Annual Report on Form 10-K.
Cash Flows Used In Investing Activities
Cash flows used in investing activities decreased by $11.3 million to $140.6 million compared to fiscal 2013, due primarily to an increase on proceeds received from the disposal of property and equipment of $264.9 million, primarily related to sale and leaseback financing, offset by higher property and equipment additions of $218.9 million. Proceeds from the disposal of property and equipment primarily increased in fiscal 2014, due to a higher level of sale and leaseback activity, which increased from 22 in fiscal 2013 to 40 in fiscal 2014. Property and equipment additions increased due to a higher level of lease buyout and helicopter purchase activity compared to fiscal 2013. In addition, there was an increase in cash outflows of $40.8 million from a higher level of helicopter deposits in fiscal 2014 compared to fiscal 2013. During fiscal 2014, our additions related to buildings and other, primarily from investment in the construction of buildings located in Poland, for our MRO segment and in Brazil, for our Helicopter Services segment.
For the Fiscal Years Ended April 30, 2012 and April 30, 2013
Cash Flows Provided By Operating Activities
Cash flows provided by operating activities decreased by $15.5 million to a $1.2 million provision of cash compared to fiscal 2012 as operational improvements of $48.7 million were more than offset by an unfavorable movement in operating assets and liabilities of $47.5 million, an increase in interest expense of $10.6 million and pension contributions of $2.2 million. The unfavorable movement in operating assets and liabilities was due primarily to an increase in accounts receivable of $55.3 million and inventory of $18.2 million. Accounts receivable have increased due to an increase in the time to collect receivables compared to fiscal 2012, while inventory increased in fiscal 2013 to allow for larger purchase discounts and to support our improved helicopter availability. These increases in the use of cash were offset by our accounts payable and accruals, which increased by $21.7 million compared to fiscal 2012 due to the timing of supplier payments at the end of fiscal 2013 and deferred revenue by $5.4 million. Interest expense increased by $10.6 million due primarily to the additional interest paid in fiscal 2013 on our $200.0 million in senior secured notes issued in October 2012 offset in part by a decrease in interest paid on capital lease obligations due to lease refinancings. Cash pension contributions increased due primarily to the funding of our Norwegian pension plan.

Cash Flows Provided By Financing Activities
Cash flows provided by financing activities increased by $13.8 million to $221.0 million compared to fiscal 2012, due primarily to the net proceeds from the issuance of $200.0 million in additional senior secured notes which was partially offset by a decrease in proceeds from the issuance of capital stock in fiscal 2012 of $100.0 million that did not reoccur in fiscal 2013, an increase in net debt payments from increased borrowings under our existing senior secured revolving credit facility and a decrease in the securitization accounts receivable from the timing of funding. We also received a related party loan of $25.0 million during fiscal 2013.
On October 5, 2012, our wholly owned subsidiary, CHC Helicopter S.A. issued an additional $200.0 million of senior secured notes, which increased our overall liquidity. The gross proceeds from the senior secured notes of $202.0 million were used to repay a portion of the outstanding borrowings under our existing senior secured revolving credit facility. We also incurred financing fees of $4.0 million, which are being amortized over the term of the senior secured notes. These senior secured notes were issued as “additional notes” under the same indenture that governs the $1.1 billion of senior secured notes which were previously issued by CHC Helicopter S.A. in October 2010. The senior secured notes are guaranteed by us and by certain direct and indirect restricted subsidiaries in the Security Jurisdictions existing on the date of issuance. The additional senior secured notes have an aggregate principal amount of $200.0 million, were issued at 101.0%, bear interest at an annual rate of 9.25% with semi-annual interest payments due on April 15 and October 15 and mature on October 15, 2020.
Cash Flows Used In Investing Activities
Cash flows used in investing activities decreased by $66.8 million to $152.0 million compared to fiscal 2012, due primarily to an increase in proceeds on disposal of property and equipment of $135.1 million offset by an increase in property and equipment additions of $51.3 million and an increase in helicopter deposits, net of lease inceptions of $24.4 million. The increase in the proceeds from the disposal of property and equipment was due primarily to an increase in the number of helicopters that were the subject of sale and lease back transactions from 12 in fiscal 2012 to 22 in fiscal 2013. Helicopter deposits increased due to our advance deposits for the purchase of the technologically advanced helicopters.

Liquidity and Sources of Liquidity
At April 30, 2014, our liquidity totaled $650.7 million, which was comprised of cash and cash equivalents of $302.5 million, unused capacity in the revolver of $320.1 million, net of letters of credit of $54.9 million, plus undrawn overdraft facilities of $28.1 million.
Our cash requirements include our normal operations as well as our debt and other contractual obligations as discussed under the caption “Future Cash Requirements” below. On May 13, 2013, our wholly-owned subsidiary CHC Helicopter S.A. issued an aggregate principal amount of $300.0 million of senior unsecured notes at par value, bearing interest at an annual rate of 9.375% with semi-annual interest payments on June 1 and December 1 and mature on June 1, 2021. The senior unsecured notes are guaranteed by us and certain direct and indirect wholly-owned subsidiaries on a joint and several basis. The net proceeds from the notes were used to repay the borrowings under our senior secured revolving credit facility and to fund general working capital requirements. The $300.0 million unsecured senior notes issued on May 13, 2013 have increased annual cash requirements by approximately $28.1 million due to the additional interest payment obligations.
On February 7, 2014, one of our subsidiaries redeemed $130.0 million of the $1.3 billion of our senior secured notes, which bear interest at a rate of 9.25%. This will reduce our annual cash requirements by approximately $12.0 million. Subsequent to April 30, 2014, in May 2014, one of our subsidiaries purchased an additional $65.0 million of the senior secured notes in the open market at premiums ranging from 8.00% to 9.13%. This will further reduce our annual cash requirements by approximately $6.0 million.

The ability to satisfy long-term debt obligations, including repayment of principal and interest will depend on future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. We expect our earnings and cash flow to vary significantly from year to year due to the cyclical nature of the industry. As a result, the amount of debt that can be managed in some periods may not be appropriate in other periods. In addition, future cash flows may be insufficient to meet debt obligations and commitments, including the notes, and revolving credit facility. Any insufficiency could negatively impact the business. In addition, the indenture governing the notes allows us to incur additional indebtedness. The incurrence of additional indebtedness could negatively affect the repayment of principal and interest on the debt, including the notes. We may face delays in obtaining cash from our subsidiaries in certain jurisdictions to fund future cash requirements due to central banking legislation or other regulations in these jurisdictions. These restrictions have not and are not expected to have an impact on our ability to meet our obligations. We believe that our existing and future cash flows, as well as our ability to access financing through the revolving line of credit, other financing markets, new operating leases and proceeds from the sale of helicopters and other assets are sufficient to meet our on-going cash flow requirements. Similarly, we expect that our transformation program will generate new initiatives to create greater liquidity. However, our earnings have been insufficient to cover our fixed charges since 2008. If cash flow from operations is insufficient to satisfy the debt obligations, alternative financing plans may need to be undertaken, such as refinancing or restructuring the debt, selling assets, reducing or delaying capital investments or raising additional capital or indebtedness. Any alternative financing plans that may be undertaken by us, if necessary, may not be sufficient to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, including obligations under the notes, or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations and prospects. See Item 1A “Risk Factors—Our indebtedness and lease obligations could adversely affect our business and liquidity position”.
Sources of Liquidity
On October 5, 2012, we issued an additional $200.0 million of senior secured notes. The additional senior secured notes were issued under the same indenture that governs the $1.1 billion of senior secured notes which were previously issued in October 2010. The additional senior secured notes with an aggregate principal value of $200.0 million were issued at 101.0% of par value, bear interest at an annual rate of 9.25%, with semi-annual interest payments on April 15 and October 15, and mature on October 15, 2020. The gross proceeds from the senior secured notes of $202.0 million were used to repay a portion of the outstanding borrowings under our senior secured revolving credit facility. We also incurred financing fees of $3.8 million to be amortized over the term of the senior secured notes.
On May 13, 2013, our wholly owned subsidiary CHC Helicopter S.A issued an aggregate principal amount of $300.0 million of senior unsecured notes at par value, bearing interest at an annual rate of 9.375% with semi-annual interest payments due on June 1 and December 1 and mature on June 1, 2021. The senior unsecured notes are guaranteed by us and certain direct and indirect wholly-owned subsidiaries on a joint and several basis. The net proceeds from the notes were used to repay the borrowings under our senior secured revolving credit facility. We also incurred financing fees of approximately $6.0 million, which will be amortized over the term of the senior unsecured notes. We issued ordinary shares for net cash proceeds of $317.8 million as part of our IPO on the New York Stock Exchange and subsequent exercise of an option to purchase additional shares by the underwriters. A portion of the net proceeds from the offering were used to repay the borrowings under our senior secured revolving credit facility on January 23, 2014. On February 7, 2014, one of our subsidiaries redeemed $130.0 million of the $1.3 billion of our senior secured notes. As a result of this redemption, we incurred a loss on extinguishment of $7.7 million.

On January 23, 2014 we entered into a new revolving credit facility for $375.0 million held by a syndicate of financial institutions for a term of five years and bearing interest at the Alternate Base Rate, LIBOR, Canadian Prime Rate, CDOR or EURIBOR, plus an applicable margin that ranges from 3.50% to 4.50%, subject to a leverage-based step-down of 0.75%. The new revolving credit facility is secured on a priority basis and ranks equally with the senior secured note holders except for payments upon enforcement and insolvency, where the revolving credit facility will rank before the senior secured note holders. The senior secured notes and new revolving credit facility are guaranteed on a first-priority lien basis by most of our subsidiaries on a joint and several basis. For information about the financial position and results of operations of our guarantor subsidiaries, see Note 27 of our audited annual consolidated financial statements for the fiscal years ended April 30, 2012, 2013 and 2014 included elsewhere in this Annual Report on Form 10-K.
To assist with future growth opportunities, a key initiative of our transformation program is to create greater liquidity through the implementation of new cost control measures such as optimizing the procurement of capital expenditures and inventory, working capital improvements and optimization of customer contracts and improved profit growth. We continue to review and evaluate our long-term capital structure in accordance with our strategic goals.

Future Cash Requirements
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes the contractual obligations and other commercial commitments on an undiscounted basis as of April 30, 2014 and the period that the contractual obligation or commitment is expected to be settled in cash.

(In thousands of U.S. dollars)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Payables and accruals	$355,341	$355,341	$—	$—	$—
Current facility secured by accounts receivable	62,596	62,596	—	—	—
Long-term debt and capital lease obligations(i) (iii)	1,560,587	4,107	10,489	14,957	1,531,034
Interest on long-term debt obligations(ii) (iii)	969,692	142,439	284,019	281,917	261,317
Operating leases(iv)	1,720,059	288,688	531,138	456,422	443,811
Minimum training purchases (v)	38,168	11,611	13,817	6,771	5,969
Pension obligations (vi)	91,283	45,700	20,259	20,259	5,065
New helicopter commitments	688,200	351,400	336,800	—	—
Other derivative financial instruments	11,181	6,067	5,114	—	—
Total contractual obligations	$5,497,107	$1,267,949	$1,201,636	$780,326	$2,247,196

(i)	This excludes the unamortized discount on the senior secured notes of $10.3 million which is included in the carrying amount of debt at April 30, 2014.

(ii)	Interest on variable rate debt was estimated based on applicable forward rates as of April 30, 2014.

(iii)	Includes $65.0 million of the senior secured notes outstanding at April 30, 2014, which were repurchased in May 2014.

(iv)	See “Operating Lease Commitments” below for further information.

(v)	We have a fifteen year master training services agreement with CAE commits us to annual minimum training purchases.

(vi)
Pension obligations represent estimated contributions of $45.7 million to our defined benefit pension plans in the U.K., Netherlands and Norway during fiscal 2015 and a contractual obligation with the U.K. pension plan to contribute £6.0 million per annum from fiscal 2016 until mid-fiscal 2020. Due to the potential impact of future plan investment performance, changes in interest rates, wage rates, changes in other economic and demographic assumptions and changes in legislation in foreign jurisdictions, we are not able to reasonably estimate the timing and amount of contributions that may be required to fund our Norway and Netherlands defined benefit pension plans for periods beyond fiscal 2015.

Operating Lease Commitments
We entered into helicopter operating leases with 21 lessors in respect of 171 helicopters included in our fleet as of April 30, 2014. As of April 30, 2014, these leases had expiry dates ranging from fiscal 2015 to 2024. We have the option to purchase the majority of the helicopters for agreed amounts that do not constitute bargain purchase options, but have no commitment to do so. With respect to such leased helicopters, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at our expense. We either perform this work internally through our own repair and overhaul facilities or have the work performed by an external repair and overhaul service provider.
At April 30, 2014, we have commitments with respect to operating leases for helicopters, buildings, land and equipment. The net present value of our operating lease commitments at April 30, 2014 was $1,238.5 million. We have calculated the net present value based on our minimum lease payments, excluding any contingent rentals, using a 9.0% discount rate. For more information on our commitments, see Note 23 of our annual audited consolidated financial statements for the fiscal years ended April 30, 2012, 2013 and 2014 included elsewhere in this Annual report on Form 10-K. For helicopter leases expiring in the next twelve months, where we have the option to refinance these leases, purchase the helicopters or return the helicopters under the agreement terms.

The terms of certain of the helicopter lease agreements impose operating and financial limitations on us. Such agreements limit the extent to which we may, among other things, incur indebtedness and fixed charges relative to our level of consolidated adjusted earnings before interest, taxes, depreciation and amortization.
Generally, in the event of a covenant breach, a lessor has the option to terminate the lease and require the return of the helicopter, with the repayment of any arrears of lease payments plus the present value of all future lease payments and certain other amounts, which could be material to our financial position. The helicopter would then be sold and the surplus, if any, returned to us. Alternatively, we could exercise our option to purchase the helicopter.
Other Commitments
As of April 30, 2014, we have committed to purchase 28 new helicopters. The total required additional expenditures related to these purchase commitments are approximately $688.2 million. These helicopters are expected to be delivered in fiscal 2015 ($351.4 million), 2016 ($251.9 million) and 2017 ($84.9 million) and will be deployed in the Company’s Helicopter Services segment. Additionally, we have committed to purchase $61.4 million of helicopter parts by October 31, 2015 and $100.0 million of heavy helicopters from Airbus Helicopters prior to December 31, 2016.
Variable Interest Entities
The Company has variable interest in entities that are not consolidated, as we are not the primary beneficiary, which provide operating lease financing to us and an entity that provides flying services to third party customers. At April 30, 2014, the Company had operating leases for 90 helicopters with variable interest entities that were not consolidated. See Note 3 of the audited annual consolidated financial statements for the fiscal years ended April 30, 2012, 2013 and 2014 included elsewhere in this Annual Report on Form 10-K.
Guarantees
The Company has provided limited guarantees to third parties under some of its operating leases relating to a portion of the residual helicopter values at the termination of the leases. The leases have terms expiring between fiscal 2015 and 2024. At April 30, 2014, the Company’s exposure under the asset value guarantees including guarantees in the form of funded and unfunded residual value guarantees, rebateable advance rentals and deferred payments is approximately $245.2 million.
Contingencies
The Company has exposure for certain legal matters as disclosed in Note 24 to the annual consolidated financial statements for the year ended April 30, 2014 included elsewhere in this Annual Report on Form 10-K. There have been no material changes in our exposure to contingencies.

Covenants and Adjusted EBITDA

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

Set forth below is a reconciliation of net loss to Contractual Adjusted EBITDA derived from the consolidated financial statements of CHC Group Ltd. and from the consolidated financial statements of our subsidiary 6922767 Holding S.à.r.l. for the fiscal year ended April 30, 2014. As of April 30, 2014, we were in compliance with all financial covenants contained in the agreements governing our outstanding indebtedness.

	6922767 Holding S.à.r.l	CHC Group Ltd.
(In thousands of U.S. dollars)	For the year ended April 30, 2014
Net loss	$(146,266)	$(170,919)
Discontinued operations	—	—
Earnings from equity accounted investees, net of cash distributions received	(3,930)	(3,930)
Fixed charges (a)	132,362	132,496
Other financing charges	50,064	50,007
Income tax expense	28,366	28,374
Amortization	144,573	144,573
Asset impairment charge (b)	24,818	25,933
Loss on disposal of assets	6,631	6,631
Restructuring costs	3,276	3,276
Business optimization costs	2,941	2,941
Stock-based compensation expense	12,624	26,389
Amortization of deferred charges (c)	3,549	3,549
Amortization of advanced helicopter rental payments	4,012	4,012
Unusual/non-recurring costs (d)	24,132	27,276
Investment/acquisition/permitted disposal (e)	—	—
Pension adjustment (f)	(17,742)	(17,742)
Pro-forma capital lease adjustment (g)	—	—
Contractual Adjusted EBITDA (h)	$269,410	$262,866

(a)
Fixed charges include interest expense, the interest component of payments associated with capital lease obligations, net of interest income, and pro-forma adjustments as per the applicable indenture governing the senior secured notes and the senior unsecured notes. The amortization of debt issuance costs and financing fees are excluded from fixed charges.

(b)	Asset impairment charge includes impairment of funded residual value guarantees, impairment of assets held for sale, impairment of assets held for use and impairment of intangible assets.

(c)	Amortization of initial costs on leased helicopters.

(d)	Unusual or non-recurring costs that include professional fees.

(e)	Costs incurred related to potential investment, acquisitions and divestitures.

(f)	This is an adjustment to arrive at the current service cost of the pension.

(g)	This is a pro-forma adjustment resulting from the capitalization of certain operating leases.

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

Critical Accounting Policies and Estimates
The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Areas where significant estimates and assumptions have been made include: classification of helicopter operating leases, consolidation of variable interest entities, property and equipment, goodwill, intangible and other long-lived asset impairment, pension benefits, contingent liabilities, income taxes and stock-based compensation.
Classification of helicopter operating leases
In assessing the lease classification of a helicopter operating lease, management makes significant judgments and assumptions in determining the discount rate, fair value of the helicopter, estimated useful life and residual value. Changes in any of these assumptions at the lease inception or modification date could change the initial classification of the lease.
Consolidation of variable interest entities (“VIEs”)
We are required to consolidate a VIE if we are determined to be its primary beneficiary. Significant judgments are made in assessing whether we are the primary beneficiary, including determination of the activities that most significantly impact the VIE’s economic performance. This significant judgment is discussed further in Note 3 of our audited annual consolidated financial statements for the fiscal years ended April 30, 2012, 2013 and 2014 included elsewhere in this Annual Report on Form 10-K.
Property and equipment
Flying assets are amortized to their estimated residual value over their estimated service lives using the straight-line method. The estimated service lives and associated residual values are based on management estimates including an analysis of future values of the helicopters and our experience. The estimated service lives and associated residual values of helicopters are reviewed when there are indicators that a change in estimate may be necessary. During the year ended April 30, 2013 a review was performed of the estimated service lives of helicopters and the estimated service life of certain helicopter types that we will be exiting was reduced to 10 years. The change in estimate increased depreciation and decreased property and equipment by $11.3 million in the year ended and as of April 30, 2013 respectively.
In addition, we review the carrying amounts of the property and equipment either on an annual basis or earlier when the asset is classified as held for sale or when events or circumstances indicate that the carrying amount of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.
Long-lived assets that have been classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell and are not amortized once they are classified as held for sale. An impairment loss is recognized as the excess of the carrying amount over the fair value less costs to sell.
In the years ended April 30, 2012, April 30, 2013 and April 30, 2014, we recorded impairment charges of $13.5 million, $12.2 million and $18.5 million on assets classified as held for sale.
Where events or circumstances indicate that the carrying amount of held for use assets may not be recoverable, the carrying value of the assets or asset groups is compared to the future projected undiscounted cash flows. We estimate the future projected undiscounted cash flows for helicopters at the helicopter type level as this is the lowest level which earns independent cash flows. The cash flows are based on management’s expectation of future revenues and expenses including costs to maintain the assets over their respective service lives. Revenues are derived from the contracts for each helicopter. Costs are based on the budgeted amounts for crew, helicopter lease costs, insurance, PBH, consignment inventory and any other cost directly related to the operation of the helicopter. An impairment loss is recognized as the excess of the carrying value over the fair value when an asset or asset group is not recoverable. Fair value is based on third party appraisals. Significant estimates and judgments are applied in determining these cash flows and fair values.
For the year ended April 30, 2012, no impairment testing was performed as there were no indicators of impairment identified. For the year ended April 30, 2013 and April 30, 2014, $8.4 million and $5.5 million of impairment on assets held for use was recognized, as their carrying values were not deemed to be recoverable as a strategic decision was made to exit certain helicopter types upon completion of their flying obligations.

Goodwill and intangible asset impairment
Embedded Equity
Embedded equity in helicopter lease contracts was recognized on our acquisition of CHC Helicopter Corporation, and represents the excess of the market price of the helicopters on the date of acquisition over the fixed lease buyout prices contained in certain helicopter operating leases.
We review the carrying amounts of the embedded equity in helicopter leases (intangible asset) on an ongoing basis to determine if the carrying amount is recoverable.
In testing the recoverability of embedded equity, the costs to buyout the lease is compared to the fair value of the helicopter. An impairment loss is recognized as the excess of the costs to buyout the lease over the fair value and is applied first to the embedded equity and then to the funded residual value guarantee. Fair value is based on third party appraisals.
We recorded impairment charges of $4.2 million, $7.7 million and $0.9 million to write down a portion of our embedded equity to fair value for the years ending April 30, 2012, 2013 and 2014, respectively. The impairments are due to the fair value of the helicopters declining from when the embedded equity was first recognized on our acquisition of CHC Helicopter Corporation.
Goodwill, Trade names and Trademarks
The recoverability of goodwill and indefinite life intangible assets is assessed on an annual basis or more frequently if events or circumstances indicate that the carrying value may not be recoverable. Goodwill is assessed for impairment at the reporting unit level by comparing the carrying value of the reporting units with their fair value.
The fair value of our reporting units is determined based on the present value of estimated future cash flows, discounted at a risk-adjusted rate. Management’s forecasts of future cash flows which incorporate anticipated future revenue growth and related expenses to support the growth and maintain its assets are used to calculate fair value. The discount rates used represent management’s estimate of the weighted average cost of capital for the reporting units considering the risks and uncertainty inherent in the cash flows of the reporting units and in our internally developed forecasts.
At February 1, 2012, February 1, 2013 and February 1, 2014, we performed our annual impairment test of goodwill. All of our goodwill is contained in the Helicopter Services reporting unit. No impairment has been recognized in the years ended April 30, 2012, April 30, 2013 and April 30, 2014 as the fair value of this reporting unit exceeded its carrying amount by a minimum of $400.0 million in each of the three years. In the event that the carrying value exceeded the fair value, we would have performed the second step in the two step impairment test to determine the amount of the impairment loss.
The fair value of our reporting units is most significantly affected by the discount rate used, the expected future cash flows and the long-term growth rate. We operate in a competitive environment and derive a significant portion of revenue from the offshore oil and gas industry. The ability to win new contracts, earn forecast margins on those contracts, retain existing customers as well as the continued demand for flying services in the oil and gas market will affect our future cash flows and future growth. Relatively minor changes in future cash flows, growth rates and discount rates could significantly affect the estimate of reporting unit fair value and the amount of impairment loss recognized, if any.
If the discount rates used in our goodwill impairment test were to increase by 0.5% the fair value of the reporting unit would have decreased by $135.4 million, $138.9 million and $127.2 million as of February 1, 2012, February 1, 2013 and February 1, 2014 respectively.
If the margins used in our goodwill impairment test, calculated using Adjusted EBITDAR less helicopter lease and associated costs, were to decrease by 0.5% the fair value of the reporting unit would have decreased by $86.6 million, $109.0 million and $116.6 million as of February 1, 2012, February 1, 2013 and February 1, 2014 respectively.
The fair value of trademarks and trade names is determined based on the present value of estimated future cash flows, discounted at a risk-adjusted rate. No impairment has been recognized in the years ended April 30, 2012, April 30, 2013 and April 30, 2014 for trademarks and trade names as the discount rate for the carrying value to exceed the fair value of the trademarks of Helicopter Services would be 28.6%, 32.1% and 35.5%, respectively, and Heli-One would be 55.1%, 56.0% and 59.8%, respectively.

Pension benefits
We maintain both funded and unfunded defined benefit employee pension plans. Approximately 28% of our active employees are covered by defined benefit pension plans. As of April 30, 2013 and 2014, we had an unfunded deficit of $87.7 million and $76.6 million. The pension expense (income) for fiscal 2012, 2013 and 2014 was $15.6 million, $7.4 million and $(0.9) million. The overall asset mix was 28% equities, 46% fixed income and 26% money market as of April 30, 2014. This asset mix varies by each plan.
Measuring our obligations under the plans and related periodic pension expense involves significant estimates. Our pension benefit costs are accrued based on our review of annual analyses performed by our actuaries. These factors include assumptions about the rate at which the pension obligation is discounted, the expected long-term rate of return on plan assets, the rate of future compensation increases and mortality rates. Both the discount rate and expected rate of return on plan assets require estimates and projections by management and can fluctuate from period to period. We have determined the discount rate using market based data in consultation with our actuaries. For the defined benefit pension plan of the United Kingdom the expected long-term rate of return on plan assets reflects the investment objective of 3.7% over a proxy return on a matching asset to the liabilities of the plan provided to the two investment advisors who manage the investment portfolio. For the defined benefit pension plans of the Netherlands and Norway the overall expected long-term rates of return on plan assets have been determined in part by assessing current and expected asset allocations as well as historical and expected returns on various categories of the assets. Such expected rates of return ignore short-term fluctuations. We believe these assumptions are appropriate based upon the mix of the investments and the long-term nature of the plans’ investments.
The weighted average discount rate of the various pension plans used to determine the pension benefit obligation and expense was 4.06% as of April 30, 2013 and 4.11% as of April 30, 2014.
The calculation of the estimate of the expected long-term rate of return on assets and additional discussion regarding pension and other post-retirement plans is described in Note 18 —Employee pension plans to our audited consolidated financial statements for the fiscal years ended April 30, 2012, 2013 and 2014 included elsewhere in this Annual Report on Form 10-K. The weighted average expected long-term rate of return on assets associated with our pension benefits was 6.72% at April 30, 2013 and 6.57% at April 30, 2014. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience.
The pension income for the year ended April 30, 2014 was $(0.9) million. An increase in the expected long-term return on plan assets or the discount rate would reduce pension plan expense (income), and vice versa. As an indication of the sensitivity of pension expense to the long-term rate of return assumption, a 1% decrease in this assumption would have decreased pension income for 2014 by approximately $7.3 million.
The actuarial assumptions used to determine pension benefits may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. Differing estimates may have a material impact on the amount of pension expense recorded and on the carrying value of prepaid pension costs and accrued pension obligations.
Contingent liabilities
We are subject to a variety of claims, lawsuits and investigations in the ordinary course of business as discussed in Note 24 to our audited annual consolidated financial statements for the fiscal years ended April 30, 2012, 2013 and 2014 included elsewhere in this Annual Report on Form 10-K. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Estimating liabilities and costs associated with these matters requires judgment and assessment based upon professional knowledge, experience of management and our internal and external legal counsel.

Income taxes
We are subject to taxes in numerous foreign jurisdictions. Income and other tax risks recognized in the Consolidated Financial Statements reflect management’s best estimate of the outcome based on the facts known at the balance sheet date in each individual country. These facts may include, but are not limited to, change in tax laws and interpretation thereof in the various jurisdictions where the Company operates. They may have an impact on the income tax as well as the resulting assets and liabilities. Any differences between tax estimates and final tax assessments are charged to the statement of operations in the period in which they are incurred.
In addition, our business and operations are complex and include a number of significant financings, acquisitions and dispositions. The determination of earnings, payroll and other taxes involves many factors including the interpretation of tax legislation in multiple jurisdictions in which we are subject to ongoing tax assessments. When applicable, we adjust the previously recorded income tax expense, direct costs, interest and the associated assets and liabilities to reflect its change in estimates or assessments. These adjustments could materially change our results of operations.
We have assessed the realization of the deferred income tax asset (net of allowance) related to income tax losses as more likely than not that the asset will be realized. Judgment is required in determining whether the deferred tax assets will be realized in full or in part. At April 30, 2014, we had a valuation allowance of $250.8 million. The realization of the deferred tax asset was based on assumptions regarding the reversal of existing future tax liabilities and future earnings levels in the subsidiaries with accumulated losses, and an ability to implement tax planning measures. If, in the future, it is determined that it is more likely than not that all or part of the deferred tax asset will not be realized, a charge will be made to earnings in the period when such determination is made.
Stock-based compensation
On December 16, 2013, our Board of Directors adopted a new equity compensation plan which permits us to grant non-qualified stock options, incentive stock options, share appreciation rights, restricted shares, restricted share units, other share based awards and performance compensation awards to certain eligible directors, officers, employees, consultants or advisors of the Company and its affiliates termed the CHC Group Ltd. 2013 Omnibus Incentive Plan (“2013 Incentive Plan”). This plan is in addition to our 2011 Management Equity Plan (“2011 Plan”) which 6922767 Holding (Cayman) Inc., our parent (“the Parent”) adopted. The terms of the plans are described in Note 17 of our annual audited consolidated financial statements for the fiscal years ended April 30, 2012, 2013 and 2014 included elsewhere in this Annual Report on Form 10-K.
The fair value of the stock options, service vesting stock options, the share price performance options and the share price performance shares under the 2013 Incentive Plan were estimated using a Binomial model, due to the need to consider various exercise scenarios under these awards. The key factors that will create value in these awards include the (1) expected term of the awards (2) the risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life (3) volatility, which has been estimated using historical volatility of the peer companies’ in the S&P 500 Energy Index and two additional peer companies’ stock prices and (4) the expected dividend rate, which for granted awards was estimated as nil. If any of the assumptions used in the Binomial model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously.
The fair value of the performance based restricted share units under the 2013 Incentive Plan and the fair value of the time and performance options and performance options under the 2011 Plan were estimated using Monte-Carlo simulation models, due to the need to consider two or more stocks moving in tandem for the valuation of these awards. The key factors that will create value in these awards include: (1) the risk free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life, (2) the expected term of the award, (3) the expected dividend rate, which at present is assumed to be nil and (4) the expected volatility of the awards over the expected term, which has been estimated using historical volatility of the peer companies’ in the S&P 500 Energy Index and two additional peer companies’ stock prices and (5), for awards under the 2013 Incentive Plan the correlations between the price of our ordinary shares and the three year daily historical stock prices of the respective companies in the S&P 500 Energy Index or (6), for awards under the 2011 Plan, the ultimate exit value of the Company, which is estimated using historical volatility and implied volatility data of ten peer companies’ stock price. If any of the assumptions used in the Monte Carlo simulation models change significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously.
In addition, we are required to develop an estimate of the number of awards that will be forfeited due to employee turnover. The guidance on stock-compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive our best estimate of awards ultimately expected to vest. We estimate forfeitures based on historical experience related to our own stock-based awards granted. We anticipate that these estimates will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

If there are any modifications or cancellations under our existing plans, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees our stock-based compensation expense will increase by an incremental amount.
Recent Accounting Pronouncements
See Note 2 in the audited annual consolidated financial statements for the fiscal years ended April 30, 2012, 2013 and 2014 contained elsewhere in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

Item 7A.	Quantitative and qualitative disclosures about market risk
Interest Rate Risk
As of April 30, 2014 we have $1,494.5 million of debt outstanding excluding capital leases, $0.5 million of which carries a variable rate of interest. The fair value of our fixed rate long-term debt fluctuates with changes in interest rates and has been estimated based on quoted market prices.
The following table provides information about our interest rate sensitive financial instruments by expected maturity date as of April 30, 2014.

(in thousands of U.S. dollars)	2015	2016	2017	2018	2019	thereafter	Fair value
Long-term debt
Fixed rate	$698	3,165	801	859	920	$1,487,544	$1,600,387
Average interest rate	6.93%	3.55%	6.93%	6.93%	6.93%	9.23%
Variable rate	495	—	—	—	—	—	495
Average interest rate	2.17%	—	—	—	—	—
Foreign Currency Risk
The Company is exposed to foreign exchange risk primarily from its subsidiaries which incur revenue and operating expenses in currencies other than U.S. dollars with the most significant being Pound Sterling, Norwegian Kroner, Canadian dollars, Brazilian Real, Australian dollars and Euros. The Company monitors these exposures through its rigorous cash forecasting process and regularly enters into foreign exchange forward contracts to manage its exposure to fluctuations in expected future cash flows from foreign operations and anticipated transactions in currencies other than the functional currency. In particular, the Company has entered into forward foreign exchange contracts to manage its exposure to anticipated payroll transaction costs incurred in Canadian dollars and helicopter purchase commitments incurred in Euros. In addition, the Company manages its exposure to foreign operations by attempting to match the contract currency for its flying services contracts with currency of the underlying costs of providing the services whenever possible.

The following tables provide information about our foreign exchange sensitive financial instruments, all of which are recorded in entities with U.S. functional currency, by expected maturity as of April 30, 2014:

(In thousands of U.S. dollars)	2015		2016		2017		2018	2019	thereafter	Fair value
Long-term debt denominated in foreign currencies:
Variable rate (CAD)		$495		$—		$—	$—	$—	$—	$495
Average interest rate	2.17%		—		—		—	—	—
Fixed rate (CAD)	698		748		801		859	920	27,869	31,895
Average interest rate	6.93%		6.93%		6.93%		6.93%	6.93%	6.93%
Forward contracts to sell U.S. dollars and buy foreign currencies (in thousands):
Notional amount	CAD	112,000	CAD	86,000	CAD	37,000	—	—	—	$(10,925)
Average contract rate	1.03		1.05		1.11		—	—	—
Notional amount	EUR	42,051	EUR		—		—	—	—	2,291
Average contract rate	1.33		—		—		—	—	—	—
Forward contracts to sell Pounds Sterling and buy foreign currencies:
Notional amount	EUR	23,000	EUR	23,000	EUR	8,000	—	—	—	$(2,547)
Average contract rate	1.16		1.16		1.18		—	—	—

The following tables provide information about our foreign exchange sensitive financial instruments, all of which are recorded in entities with Pound Sterling functional currency, by expected maturity as of April 30, 2014:

(In thousands of U.S. dollars)	2015	2016	2017	2018	2019	thereafter	Fair value
Long-term debt denominated in foreign currencies:
Fixed rate (EUR)	—	$2,417	—	—	—	—	$2,417
Average interest rate	—	2.5%	—	—	—	—
Firmly committed sales contracts, forecasted payroll transactions and helicopter purchase commitments denominated in foreign currencies are not included in the above table. Trade accounts payable and receivable have been excluded because their carrying amounts approximate fair value.
Credit Risk
The Company is exposed to credit risk on its financial investments which depends on counterparties’ ability to fulfill their obligations to the Company. The Company manages credit risk by entering into arrangements with established counterparties and through the establishment of credit policies and limits, which are applied in the selection of counterparties.
Credit risk on financial instruments arises from the potential for counterparties to default on their contractual obligations and is limited to those contracts where the Company would incur a loss in replacing the instrument. The Company limits its credit risk by dealing only with counterparties that possess investment grade credit ratings and monitors its concentration risk with counterparties on an ongoing basis. The carrying amount of financial assets represents the maximum credit exposure for financial assets.
Credit risk arises on the Company’s trade receivables from the unexpected loss in cash and earnings when a customer cannot meet its obligation to the Company or the value of security provided declines. To mitigate trade credit risk, the Company has developed credit policies which include the review, approval and monitoring of new customers, annual credit evaluations and credit limits.
For more information on our major customers and their associated credit ratings, see Item 1. “Business — Customers and Contracts” included elsewhere in this Annual Report on Form 10-K.

Item 8.	Financial statements and supplementary data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of CHC Group Ltd.
We have audited the accompanying consolidated balance sheets of CHC Group Ltd. as of April 30, 2013 and 2014, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CHC Group Ltd. at April 30, 2013 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2014, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Vancouver, Canada
July 10, 2014

CHC Group Ltd.
Consolidated Balance Sheets
(Expressed in thousands of United States dollars)

	April 30, 2013	April 30, 2014
Assets
Current assets:
Cash and cash equivalents	$123,801	$302,522
Receivables, net of allowance for doubtful accounts of $4.3 million and $2.3 million, respectively (notes 3 and 10)	317,302	292,339
Income taxes receivable	25,871	28,172
Deferred income tax assets (note 15)	49	60
Inventories (note 9)	105,794	130,891
Prepaid expenses	22,219	27,683
Other assets (note 11)	56,083	49,209
	651,119	830,876
Property and equipment, net (note 4)	1,075,254	1,050,759
Investments (note 8)	26,896	31,351
Intangible assets (note 6)	197,810	177,863
Goodwill (note 7)	430,462	432,376
Restricted cash	29,639	31,566
Other assets (note 11)	439,789	519,306
Deferred income tax assets (note 15)	10,752	3,381
Assets held for sale (note 5)	32,047	26,849
	$2,893,768	$3,104,327
Liabilities and Shareholders' Equity
Current liabilities:
Payables and accruals	$420,406	$355,341
Deferred revenue	27,652	30,436
Income taxes payable	48,073	41,975
Deferred income tax liabilities (note 15)	618	98
Current facility secured by accounts receivable (note 3)	53,512	62,596
Other liabilities (note 12)	47,791	55,170
Current portion of long-term debt obligations (note 13)	2,138	4,107
	600,190	549,723
Long-term debt obligations (note 13)	1,475,087	1,546,155
Deferred revenue	55,990	81,485
Other liabilities (note 12)	246,455	287,385
Deferred income tax liabilities (note 15)	10,627	10,665
Total liabilities	2,388,349	2,475,413
Redeemable non-controlling interests (note 3)	(8,262)	(22,578)
Capital stock: Par value $0.0001 (note 16):
Authorized: 2,000,000,000
Issued: 46,519,484 and 80,519,484	5	8
Additional paid-in capital (notes 16 and 17)	1,696,066	2,039,371
Deficit	(1,092,555)	(1,265,103)
Accumulated other comprehensive loss	(89,835)	(122,784)
	513,681	651,492
	$2,893,768	$3,104,327
See accompanying notes to consolidated financial statements.
See table in Note 3(a)(i) for certain amounts included in the Consolidated Balance Sheets related to variable interest entities.

CHC Group Ltd.
Consolidated Statements of Operations
(Expressed in thousands of United States dollars)

	For the year ended
	April 30, 2012	April 30, 2013	April 30, 2014
Revenue	$1,692,539	$1,743,847	$1,764,979
Operating expenses:
Direct costs	(1,382,425)	(1,391,837)	(1,460,037)
Earnings from equity accounted investees	2,844	4,718	7,240
General and administration costs	(70,108)	(74,113)	(95,087)
Depreciation	(112,967)	(131,926)	(144,573)
Restructuring costs	(22,511)	(10,976)	—
Asset impairments (notes 4, 5, 6 and 11)	(17,651)	(29,981)	(25,933)
Gain (loss) on disposal of assets	8,169	(15,483)	(6,631)
	(1,594,649)	(1,649,598)	(1,725,021)
Operating income	97,890	94,249	39,958
Interest on long-term debt	(116,578)	(127,199)	(153,222)
Foreign exchange gain (loss)	1,819	(11,383)	(6,028)
Other financing charges (note 14)	(15,019)	(18,729)	(23,253)
Loss from continuing operations before income tax	(31,888)	(63,062)	(142,545)
Income tax expense (note 15)	(48,225)	(54,452)	(28,374)
Loss from continuing operations	(80,113)	(117,514)	(170,919)
Earnings (loss) from discontinued operations, net of tax (note 5)	(16,107)	1,025	—
Net loss	$(96,220)	$(116,489)	$(170,919)
Net earnings (loss) attributable to:
Controlling interest	$(108,642)	$(119,436)	$(172,548)
Non-controlling interests	12,422	2,947	1,629
Net loss	$(96,220)	$(116,489)	$(170,919)
Net loss per ordinary share attributable to controlling interest – basic and diluted (note 16):
Continuing operations	$(2.05)	$(2.59)	$(3.09)
Discontinued operations	$(0.35)	$0.02	$—
Net loss per ordinary share	$(2.40)	$(2.57)	$(3.09)
See accompanying notes to consolidated financial statements.

CHC Group Ltd.
Consolidated Statements of Comprehensive Loss
(Expressed in thousands of United States dollars)

	For the year ended
	April 30, 2012	April 30, 2013	April 30, 2014
Net loss	$(96,220)	$(116,489)	$(170,919)
Other comprehensive loss:
Net foreign currency translation adjustments	(62,757)	(3,958)	(18,209)
Net change in defined benefit pension plan, net of income tax of $6.0 million, $(0.5) million and $nil million	(25,437)	(36,996)	(32,206)
Net change in cash flow hedges	(2,437)	(169)	—
Comprehensive loss	$(186,851)	$(157,612)	$(221,334)
Comprehensive loss attributable to:
Controlling interest	$(185,439)	$(147,675)	$(205,497)
Non-controlling interests	(1,412)	(9,937)	(15,837)
Comprehensive loss	$(186,851)	$(157,612)	$(221,334)
See accompanying notes to consolidated financial statements.

CHC Group Ltd.
Consolidated Statements of Cash Flows
(Expressed in thousands of United States dollars)

	For the year ended
	April 30, 2012	April 30, 2013	April 30, 2014
Cash provided by (used in):
Operating activities:
Net loss	$(96,220)	$(116,489)	$(170,919)
Earnings (loss) from discontinued operations, net of tax	(16,107)	1,025	—
Loss from continuing operations	(80,113)	(117,514)	(170,919)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation	112,967	131,926	144,573
Loss (gain) on disposal of assets	(8,169)	15,483	6,631
Asset impairments	17,651	29,981	25,933
Earnings from equity accounted investees less dividends received	(1,710)	(2,669)	(3,930)
Deferred income taxes	32,172	20,586	6,705
Non-cash stock-based compensation expense (note 17)	735	446	25,504
Amortization of unfavorable contract credits	(11,548)	(2,842)	—
Amortization of lease related fixed interest rate obligations	(3,265)	(2,803)	(1,226)
Amortization of long-term debt and lease deferred financing costs and debt extinguishment	8,813	9,952	20,438
Non-cash accrued interest income on funded residual value guarantees	(7,358)	(6,990)	(6,085)
Mark to market loss on derivative instruments	5,380	405	3,648
Non-cash defined benefit pension expense (income) (note 18)	15,573	7,398	(879)
Defined benefit contributions and benefits paid	(44,480)	(46,673)	(44,980)
Unrealized loss (gain) on foreign currency exchange translation	(1,965)	6,290	7,213
Increase to deferred lease financing costs	(6,981)	(4,076)	(6,845)
Other	10,675	9,765	3,811
Increase (decrease) in cash resulting from changes in operating assets and liabilities (note 20)	(21,649)	(47,462)	2,737
Cash provided by operating activities	16,728	1,203	12,329

CHC Group Ltd.
Consolidated Statements of Cash Flows (continued)
(Expressed in thousands of United States dollars)

	For the year ended
	April 30, 2012	April 30, 2013	April 30, 2014
Financing activities:
Sold interest in accounts receivable, net of collections	$27,203	$7,262	$8,122
Net proceeds from issuance of capital stock	100,000	—	317,804
Proceeds from issuance of senior secured notes	—	202,000	—
Proceeds from issuance of senior unsecured notes	—	—	300,000
Long-term debt proceeds	867,853	1,168,745	760,000
Long-term debt repayments	(786,808)	(1,178,035)	(889,527)
Redemption of senior secured notes	—	—	(133,900)
Increase in deferred financing costs	(1,033)	(3,971)	(14,296)
Related party loans (note 22 (c))	—	25,000	(25,148)
Cash provided by financing activities	207,215	221,001	323,055
Investing activities:
Property and equipment additions	(376,624)	(427,879)	(646,753)
Proceeds from disposal of property and equipment	218,259	353,341	618,282
Helicopter deposits net of lease inception refunds	(47,307)	(71,675)	(112,469)
Restricted cash	(13,135)	(5,753)	297
Cash used in investing activities	(218,807)	(151,966)	(140,643)
Cash provided by continuing operations	5,136	70,238	194,741
Cash flows provided by (used in) discontinued operations:
Cash flows provided by operating activities	2,240	1,025	—
Cash flows used in financing activities	(2,240)	(1,025)	—
Cash provided by (used in) discontinued operations	—	—	—
Effect of exchange rate changes on cash and cash equivalents	(18,517)	(2,076)	(16,020)
Change in cash and cash equivalents during the year	(13,381)	68,162	178,721
Cash and cash equivalents, beginning of year	69,020	55,639	123,801
Cash and cash equivalents, end of year	$55,639	$123,801	$302,522
See accompanying notes to consolidated financial statements.

CHC Group Ltd.
Consolidated Statements of Shareholders' Equity (note 16)
(Expressed in thousands of United States dollars)

	Capital stock	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders' equity	Redeemable non- controlling interests
April 30, 2011	$5	$1,594,885	$(864,477)	$15,201	$745,614	$3,087
Issuance of capital stock (note 16)	—	100,000	—	—	100,000	—
Net change in cash flow hedges	—	—	—	(2,437)	(2,437)	—
Foreign currency translation	—	—	—	(60,608)	(60,608)	(2,149)
Stock-based compensation expense (note 17)	—	735	—	—	735	—
Defined benefit plan, net of income tax expense of $6.0 million	—	—	—	(13,752)	(13,752)	(11,685)
Net earnings (loss)	—	—	(108,642)	—	(108,642)	12,422
April 30, 2012	5	1,695,620	(973,119)	(61,596)	660,910	1,675
Net change in cash flow hedges	—	—	—	(169)	(169)	—
Foreign currency translation	—	—	—	(3,824)	(3,824)	(134)
Stock-based compensation expense (note 17)	—	446	—	—	446	—
Defined benefit plan, net of income tax benefit of $(0.5) million	—	—	—	(24,246)	(24,246)	(12,750)
Net earnings (loss)	—	—	(119,436)	—	(119,436)	2,947
April 30, 2013	5	1,696,066	(1,092,555)	(89,835)	513,681	(8,262)
Issuance of capital stock (note 16)	3	317,801	—	—	317,804	—
Capital contribution by shareholder (note 3)	—	—	—	—	—	1,521
Foreign currency translation	—	—	—	(14,428)	(14,428)	(3,781)
Stock-based compensation expense (note 17)	—	25,504	—	—	25,504	—
Defined benefit plan, net of income tax benefit of $nil million	—	—	—	(18,521)	(18,521)	(13,685)
Net earnings (loss)	—	—	(172,548)	—	(172,548)	1,629
April 30, 2014	$8	$2,039,371	$(1,265,103)	$(122,784)	$651,492	$(22,578)
See accompanying notes to consolidated financial statements.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except capital stock amounts)

1.	Operations:

On January 16, 2014, we completed our initial public offering ("IPO") and on January 17, 2014, we began trading our ordinary shares of capital stock on the New York Stock Exchange under the symbol "HELI" after the issuance and sale of an additional 31,000,000 ordinary shares of our capital stock at a price of $10.00 per share (note 16).
These consolidated financial statements include the results of CHC Group Ltd. and its subsidiaries (the “Company”, “we”, “us” or “our”) for the three years ended April 30, 2014.

CHC Group Ltd. (formerly known as FR Horizon Holding (Cayman) Inc.) was incorporated on July 3, 2008 under the laws of the Cayman Islands.

We are a leading provider of helicopter transportation services to the global oil and gas industry with major units in Norway, the Netherlands, the United Kingdom, Africa, Australia, Canada and Brazil. Our principal activities are: helicopter transportation services and maintenance, repair and overhaul (“MRO”).

2.	Significant accounting policies:

(a)	Basis of presentation:
These consolidated financial statements have been prepared according to United States Generally Accepted Accounting Principles (“US GAAP”).

(b)	Critical accounting estimates and assumptions:
The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Areas where significant estimates and assumptions have been made include: classification of helicopter operating leases, consolidation of variable interest entities, property and equipment, goodwill and intangible asset impairment, pension benefits, contingent liabilities, income taxes and stock-based compensation.
Estimates and judgments are continually evaluated and are based on historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. As the estimation process is inherently uncertain, actual future outcomes could differ from present estimates and assumptions, potentially having material future effects on our financial statements. Any change would be accounted for in the period in which it occurs.

(c)	Principles of consolidation:
These consolidated financial statements include the accounts of CHC Group Ltd. and those entities that we have the ability to control through voting or other rights. Investments in entities in which we have a majority voting interest and entities that are Variable Interest Entities (“VIEs”) of which we are the primary beneficiary are consolidated. The equity method of accounting is applied for investments if we have the ability to exercise significant influence over an entity that (i) is not a variable interest entity or (ii) is a variable interest entity, but we are not deemed to be the primary beneficiary.

(d)	Functional and presentation currency:
Items included in the financial statements of each consolidated entity are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The consolidated financial statements are presented in US dollars, which is the functional currency of CHC Group Limited. Significant subsidiaries have functional currencies of Pound Sterling (“£”), Norwegian Kroner (“NOK”), Australian dollars (“AUD”) and Euros (“€”).

2.	Significant accounting policies (continued):

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

(d)	Functional and presentation currency (continued):

(i)	Transactions and balances:
Foreign currency transactions are translated into the functional currency using the average rate in effect during the reporting period. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in other than an entity’s functional currency are recognized in the statement of operations.

(ii)	Consolidated companies:
The results and financial position of all the consolidated entities (none of which has the currency of a hyper-inflationary economy) that have a functional currency different from the presentation currency are translated into the presentation currency as follows:

•	assets and liabilities are translated at the closing rate at the date of each balance sheet;

•	income and expenses are translated at average exchange rates in effect during the reporting period; and

•
exchange gains or losses arising on consolidation are deferred in accumulated other comprehensive income (loss) until complete or substantially complete liquidation of our investment in the foreign subsidiary.

The currencies which most influence these translations and the relevant exchange rates were:

	2012	2013	2014
Average rates:
£/US $	1.592488	1.573735	1.603279
CAD/US $	1.004218	0.996413	0.943245
NOK/US $	0.177044	0.172977	0.166484
AUD/US $	1.042780	1.031586	0.923832
€/US $	1.366640	1.286369	1.347860
Period end rates, April 30:
£/US $	1.622622	1.554011	1.688236
CAD/US $	1.011736	0.992851	0.912659
NOK/US $	0.174524	0.173352	0.168112
AUD/US $	1.041076	1.037033	0.928083
€/US $	1.322845	1.317017	1.386876

(e)	Revenue:
We recognize revenue when there is persuasive evidence of an arrangement; the services or products have been performed or delivered to the customer; the sales price is fixed or determinable; and collection is reasonably assured.

(i)	Helicopter flying services:
The majority of customer contracts earn revenues based on hourly flight rates, fixed monthly charges or a combination of both. Revenue related to flying services that are billed hourly is recognized as hours are flown. Fixed monthly charges are recognized monthly over the term of the contract. Certain contracts provide for mobilization revenue, which is the advance billing for the delivery of a helicopter to a specific location and the setup of the helicopter and personnel prior to commencement of flying services under the contract. Mobilization revenue does not qualify as a separate unit of accounting; accordingly, it is deferred and recognized as flying services are provided under the contract. Related direct and incremental mobilization costs are deferred and amortized over the term of the contract.

2.	Significant accounting policies (continued):

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

(e)	Revenue (continued):

(i)	Helicopter flying services:
Costs that are reimbursed by the customer as stipulated within certain customer contracts (such as fuel, landing fees and other costs) are recognized as revenue when reimbursable costs are incurred by us and amounts become owing from the customer.
Customer contracts are for varying periods and may permit the customer to cancel the contract before the end of the term.

(ii)	Heli-One (Maintenance and repair and overhaul):
We enter into long-term Power by Hour (“PBH”) contracts with third-party customers to provide maintenance and repair and overhaul (“MRO”) services on customer owned engines and components. Under these contracts, customers pay us a fixed fee per hour flown and we provide MRO services for the customer’s engines and components over the specific term of the contract. These MRO contracts contain multiple deliverables that include predetermined major component overhauls at specific intervals based on hours flown and ongoing routine maintenance on major and non-major components. Each deliverable is treated as a separate unit of accounting as each deliverable has value to the customer on a stand-alone basis.
In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance on multiple deliverables in revenue arrangements, which was adopted by us on May 1, 2011 for new revenue arrangements entered into or materially modified after this date. This update provides guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting and establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable is based on: vendor-specific objective evidence, if available; third-party evidence if vendor-specific objective evidence is not available; or estimated selling price if neither vendor-specific or third-party evidence is available.
For contracts entered into or materially modified after May 1, 2011, the relative-selling-price method has been used to allocate the consideration to the two contract deliverables. Under this method, the selling price of the scheduled major overhaul has been determined based on the price charged for an overhaul when it is sold separately by us and the selling price for the ongoing routine maintenance has been determined using the best estimate of selling price. On the adoption of this standard, there was no significant impact on the financial position, cash flows or results of operations.
For contracts entered into before May 1, 2011, the residual method has been used to allocate the fair value of these deliverables because we do not have objective reliable evidence of the fair value of the ongoing routine maintenance. Under this method, the amount of consideration allocated to the delivered item equals the total consideration less the fair value of the undelivered item. Adoption of the new guidance required us to discontinue use of the residual value method for new or materially modified contracts.

(ii)	Heli-One (Maintenance and repair and overhaul) (continued):
Customers are usually invoiced in advance for MRO services performed under PBH contracts, with a portion of this revenue recognized on a monthly basis as hours are flown by the customer to reflect ongoing routine maintenance services provided. The balance is recognized as the scheduled major component overhauls are completed.
For other long-term maintenance contracts, revenue is recognized based on the completed contract method. Costs incurred for in progress contracts are classified as work in progress in the inventories line item of the consolidated balance sheets.

2.	Significant accounting policies (continued):

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

(f)	Accounts receivable:
Trade and other receivables are stated at net realizable value. We maintain an allowance for doubtful accounts against our trade receivables for estimated losses that may arise if our customers are unable to make required payments. Management specifically analyzes the age of outstanding customer balances, historical bad debts, customer credit worthiness, payment history and other factors when making estimates of the collectibility of our receivables. When all or part of a trade receivable is known not to be collectible, the trade receivable and related allowance are written off. Amounts subsequently recovered from trade receivables previously considered not collectible and written off are recorded in net loss as an expense recovery in the period that the cash is collected.

(g)	Transfer of receivables:
We sell pools of our trade receivables, or beneficial interests therein, to a single seller special purpose entity (“SPE”) to fund our operations. The transfer of receivables is accounted for as a sale when the criteria for sale accounting are met.

(h)	Cash and cash equivalents:
Cash and cash equivalents consist of cash on hand with banks and investments in money market instruments with maturities of less than 90 days that are readily convertible to known amounts of cash.

(i)	Restricted cash:
We have restricted cash that is retained to fund required claims reserves and bid bonds for our reinsurance subsidiary and deposits held as security for guarantees and an agreement to reduce the concentration of the lease portfolio of one of our lessors. In addition, cash that can only be used to support the securitization of transferred receivables and other purposes has been classified as restricted.

(j)	Inventories:
Inventories comprised of consumable parts and supplies, are measured at the lower of the weighted average acquisition cost or market value, and are charged to direct costs when used in operations. The cost of acquisition is the price paid to the manufacturer or supplier including an allocation for freight charges. We record provisions to reduce inventories to the lower of cost or market value, to reflect changes in economic factors that impact inventory value or reflect present intentions for the use of slow moving and obsolete supplies inventory.

(k)	Property and equipment:
Property and equipment includes flying assets, facilities and equipment, which are initially recorded at cost, including capitalized interest, and are amortized over their estimated useful lives under the methods described below to their residual values.
Long-lived assets that have been classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell and are not amortized once they are classified as held for sale.

(i)	Flying assets:
Helicopters and major components are recorded at cost and are depreciated on a straight-line basis over their estimated useful life of 10-25 years, with the residual value used in the calculation of depreciation being 50%. Blades are recorded at cost and are depreciated on a straight-line basis over their estimated useful life of 25 years. The cost of major airframe inspections as required by the manufacturer and aviation regulatory authorities and modifications that are considered betterments and improvements for both owned and leased helicopters are capitalized. The major airframe inspections are amortized on a straight-line basis over the period to the estimated date of the next inspection. The modifications are amortized over the lower of the estimated useful life of the modification or the helicopter lease term.

2.	Significant accounting policies (continued):

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

(k)	Property and equipment (continued):

(i)	Flying assets (continued):
The residual value and useful lives of our helicopters are reviewed when there are indicators that a change in estimate may be necessary. In the year ended April 30, 2013, as part our fleet plan review, we identified certain helicopter types that we anticipate exiting once they have completed their flying obligations on current and potential future contracts. We completed an impairment test for these helicopters and recorded an impairment of our assets held for use. We also completed a depreciation review for these helicopters and certain other helicopters. As a result of the depreciation review we reduced the remaining useful lives and residual values of certain helicopter types. The decrease in the estimated useful life and change in residual value was accounted for as a change in estimate and resulted in an increase to depreciation of $11.3 million and a decrease in property and equipment in the year ended April 30, 2013 respectively.
Rotable and repairable assets are recorded at cost and are amortized on a pooled basis to their estimated residual value on a 20% declining balance basis. When components are retired or otherwise disposed of in the ordinary course of business, their original cost, net of salvage or sale proceeds, is charged to accumulated depreciation.
Maintenance and repairs for owned and leased major components, spares and rotable and repairable parts are charged to direct costs as incurred.

(ii)	Facilities and equipment:
Facilities are composed of hangars, heliports and other buildings housing base operations and administrative support. Equipment includes repair and overhaul, manufacturing and base equipment and vehicles. Such facilities and equipment are recorded at cost and are amortized to their estimated residual value on a straight-line basis at 5% and 20%, respectively. Leasehold improvements associated with leased facilities and equipment are capitalized and amortized on a straight-line basis over the shorter of their estimated useful life and respective lease term.

(l)	Impairment of long-lived assets:
Long-lived assets, comprised of property and equipment and intangibles subject to amortization, are assessed for impairment whenever events or circumstances indicate that their carrying value may not be recoverable. For the purpose of impairment testing, long-lived assets are grouped and tested for recoverability at the lowest level that generates independent cash flows from another asset group. In testing the recoverability of the assets, the carrying value of the assets or asset groups is compared to the future projected undiscounted cash flows. The cash flows are based on management’s expectations of future revenues and expenses including costs to maintain the assets over their respective service lives. An impairment loss is recognized as the excess of the carrying value over the fair value when an asset or asset group is not recoverable. Fair value is based on valuation techniques or third party appraisals. Significant estimates and judgments are applied in determining these cash flows and fair values.
The recoverability of goodwill and indefinite life intangible assets is assessed on an annual basis or more frequently if events or circumstances indicate that the carrying value may not be recoverable. In accordance with GAAP, we perform interim impairment testing should circumstances requiring it arise.
Goodwill is assessed for impairment at the reporting unit level. The fair value of a reporting unit is compared with its carrying amount, including goodwill. Significant estimates are applied in determining fair value, which include the discount rate that is applied to management’s estimate of expected cash flows and assumptions about the future revenue, expenses and costs incurred to maintain the assets over their respective service lives.
If the carrying amount of a reporting unit exceeds its fair value, then implied fair value of the reporting unit’s goodwill is calculated. An impairment loss, if any, is recognized equal to the amount that the carrying value of the reporting unit’s goodwill exceeds its implied fair value.

2.	Significant accounting policies (continued):

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

(m)	Leases:

(i)	Lease classification:
When we assume substantially all the risks and rewards of ownership in a lease it is classified as a capital lease. Upon initial recognition the leased asset is measured at an amount equal to the lower of its fair value and the present value of the minimum lease payments. Subsequent to initial recognition, the asset is accounted for in accordance with the accounting policy applicable to that asset. Minimum lease payments made under capital leases are apportioned between interest expense and the reduction of the outstanding liability. The interest expense is allocated to each period during the lease term to produce a constant periodic rate of interest on the remaining balance of the liability. Other leases are classified as operating leases and are not recognized in our consolidated balance sheets. Payments made under operating leases are recognized in direct costs on a straight-line basis over the term of the lease. Contingent lease payments are accounted for in the period when it becomes probable they will be incurred. Direct costs of arranging lease financing are deferred and amortized straight-line over the term of the lease.

(ii)	Residual value guarantees:
At the inception of an operating lease where we have guaranteed a portion of the helicopter residual values at the end of the lease term, a liability is recognized with a corresponding prepaid rent asset that represents the fair value of the guaranteed helicopter residual. The prepaid rent asset is amortized on a straight-line basis to net loss over the lease term of the related asset and the liability is settled at the end of the lease term. On an ongoing basis an assessment is performed to determine the portion of the residual value guarantees that the company will be liable for and to ensure the appropriate liability has been recorded.

(iii)	Embedded equity in lease contracts:
We recognized intangible assets on the date of our acquisition of CHC Helicopter Corporation on September 16, 2008, which represents the excess of the market prices on the date of acquisition to the fixed lease buyout prices under certain helicopter operating leases. The recoverability of these assets is dependent on helicopter values which are impacted by market conditions including demand for certain helicopter types and changes in technology arising from the introduction of newer, more efficient helicopters. Embedded equity is not amortized but is tested for impairment on an ongoing basis. In the event that a purchase option is exercised, the embedded equity is added to the carrying value of the purchased asset. Embedded equity that is not realized at the end of a helicopter operating lease is recognized as an expense in the statement of operations.

(iv)	Lessee involvement in assets under construction:
Where we provide guarantees to lessors in respect of novated helicopter purchase contracts we are required to record assets under construction and corresponding obligations as prescribed by US GAAP. Once a helicopter is delivered under these agreements, a sale-leaseback transaction will occur as we enter into an operating lease with the lessor. Upon entering an operating lease, the assets under construction and corresponding liability are removed from the balance sheet.

(n)	Income taxes:
We follow the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on temporary differences between the tax basis and accounting basis of the assets and liabilities measured using tax rates enacted at the balance sheet date. We generally believe that the positions taken on previously filed income tax returns are more likely than not to be sustained by the taxation authorities. We have recorded income tax and related interest liabilities where we believe our position may not be sustained or where the full income tax benefit will not be recognized. Interest and penalties are classified as other financing charges in the statement of operations.

2.	Significant accounting policies (continued):

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

(n)	Income taxes (continued):
We have assessed the realization of the deferred income tax asset (net of allowance) related to income tax losses as more likely than not. This determination was based on assumptions regarding the reversal of existing deferred tax liabilities and future earnings levels in the subsidiaries with accumulated losses, and an ability to implement tax planning measures. If, in the future, it is determined that it is more likely than not that all or part of the deferred tax asset will not be realized, a charge will be made to earnings in the period when such determination is made.

(o)	Employee benefits:

(i)	Pension costs and obligations:
We maintain defined contribution and defined benefit pension plans for substantially all of our employees. The cost of defined benefit plans is determined based on independent annual actuarial valuations performed using the projected benefit method prorated on services and management’s estimate of expected plan asset performance, salary escalation and various other factors including expected health care costs, mortality rates, terminations and retirement ages. The excess of unrecognized net actuarial gains and losses over 10% of the greater of the benefit obligation and the fair value of plan assets is amortized over the average remaining service life of the plan participants. When an event giving rise to a settlement and a curtailment occurs, the curtailment is accounted for prior to the settlement. The funded status of defined benefit pension plans and other post-retirement benefit plans is recognized on the balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax.
Measuring our obligations under the plans and the related periodic pension expense involves significant estimates. These factors include assumptions about the rate at which the pension obligation is discounted, the expected long-term rate of return on plan assets, the rate of future compensation increases and mortality rates. Differing estimates may have a material impact on the amount of pension expense recorded and on the carrying value of prepaid pension costs and accrued pension obligations.

(ii)	Stock-based compensation:
Stock-based compensation is measured at the grant date based on the estimated fair value of the awards granted. The related cost is recognized net of an estimated forfeiture rate. For performance based awards the compensation cost is recognized only for those options where it is probable that performance criteria will be met in the future. For awards which only have service conditions, the compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. When an award is modified, the remaining unrecognized cost from the original award and any incremental compensation from the modification are recognized over the new requisite service period.

(p)	Financial Instruments:

(i)	Transaction costs:
Transaction costs related to long-term debt are capitalized and amortized over the expected life of the debt using the effective interest rate method. Transaction costs incurred in connection with securing revolving credit facilities are deferred and amortized on a straight-line basis over the terms of the related credit facilities to net loss. Deferred transaction costs are included in other assets in the consolidated balance sheets.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

2.	Significant accounting policies (continued):

(p)	Financial Instruments (continued):

(ii)	Fair value measurement:
A three-level valuation hierarchy is used for fair value measurement. The hierarchy reflects the significance of the inputs used in making the fair value measurements, which is as follows:
Level 1 – quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2 – inputs other than quoted prices included in Level 1 that are observable for the asset or liability.
Level 3 – inputs that are not based on observable market data.

(iii)	Hedging and derivatives:
We enter into derivative contracts including foreign exchange forward contracts and interest swaps to manage our foreign exchange and interest rate risk. None of our derivative contracts are formally designated as hedges and are classified as held-for-trading and are recognized at fair value with the resulting gains and losses recognized in other financing charges within net loss.
Certain of our customer contracts are denominated in a currency that is other than the functional currency of the parties to the contract. This gives rise to embedded derivatives which are accounted for as derivative financial instruments. These are measured at fair value with resulting gains and losses recorded in the statement of operations as an other financing charge.
(q)    Loss per ordinary share:
Basic loss per ordinary share is computed by dividing loss available to common stockholders by the weighted average number of shares of capital stock outstanding during the period. Diluted loss per ordinary share excludes options to purchase shares, restricted stock units and restricted stock awards, which were outstanding during the period but were anti-dilutive.

(r)    Comparative figures:
Certain comparative figures have been reclassified to conform to the financial presentation adopted for the current year.
(s)    Recent accounting pronouncements adopted in the year:
Reporting of amounts reclassified out of accumulated other comprehensive loss:
On May 1, 2013 we adopted the amendment to the disclosure requirements for amounts reclassified out of accumulated other comprehensive loss. Entities are required to separately provide information about the effects on net earnings (loss) of significant amounts reclassified out of each component of accumulated other comprehensive loss if those amounts all are required under other accounting pronouncements to be reclassified to net earnings (loss) in their entirety in the same reporting period. The amounts reclassified out of accumulated other comprehensive loss for defined benefit pension plans are included in the computation of net defined benefit pension plan expense (note 18). No other amounts are reclassified out of accumulated other comprehensive loss.
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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

2.	Significant accounting policies (continued):
(s)    Recent accounting pronouncements adopted in the year (continued):
Parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or an investment in a foreign entity:
On February 1, 2014 we adopted the guidance that clarifies that when a parent reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This new guidance did not have an impact on our consolidated financial statements.
(t)    Recent accounting pronouncements not yet adopted:
Income taxes:
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
Revenue recognition:
In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition to achieve the objective of recognizing revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt the standard on May 1, 2017. Companies are allowed to use either full retrospective or modified retrospective adoption. The Company is currently evaluating which transition approach to use and the impact of the adoption of this standard on its consolidated financial statements.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

3.	Variable interest entities:

(a)	VIEs of which the Company is the primary beneficiary:

(i)	Local ownership VIEs:
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
We also hold a call option over the Class A shareholder’s stock in EHOB and have granted a put option to the Class A shareholder which entitles the Class A shareholder to put its shares back to us. Both the put and call are exercisable in certain circumstances including: liquidation, events of default, and if the Company makes a public offering of its shares resulting in change in control. The Class A shareholder also holds a call option over our Class B shares which is exercisable only in the event of bankruptcy.
We have determined that the activities that most significantly impact the economic performance of EHOB are: servicing existing flying services contracts and entering into new contracts, safety and training, and maintenance of helicopters. Through agreement with EHOB, we have the right to enter directly into new flying services contracts and require that EHOB act as the subcontractor for provision of those services. EHOB’s fleet of helicopters is leased entirely from us and the lease agreements require that all aircraft maintenance be provided by us. The shareholders’ agreement requires EHOB to ensure safety standards meet minimums set by us.
As a result of consolidating EHOB, the Company has recorded a non-controlling interest relating to the 50.1% Class A shareholder’s interest in the net assets of EHOB. As at April 30, 2013, the redeemable non-controlling interest is a loss of $8.3 million and as at April 30, 2014 the redeemable non-controlling interest is a loss of $24.1 million. Because of the terms of the put and call arrangements with the European investor, the non-controlling interest is considered redeemable and is classified outside of equity.
BHH - Brazilian Helicopter Holdings S.A. (“BHH”)
BHH holds an investment in the common shares of its wholly owned subsidiary, BHS – Brazilian Helicopter Services Taxi Aereo S.A. (“BHS”). BHS provides helicopter flying services to customers in Brazil.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

3.	Variable interest entities (continued):

(a)	VIEs of which the Company is the primary beneficiary (continued):

(i)	Local ownership VIEs (continued):
BHH - Brazilian Helicopter Holdings S.A. (“BHH”) (continued)
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
We own 200,000 Class A Common Shares (25%) and 200,000 (100%) Class B Non-voting Preferred Shares of CHC Canada, with the remaining 600,000 (75%) of the Class A Common Shares held by a Canadian Investor. The Board of CHC Canada is comprised of one director nominated by us and two directors nominated by the Canadian Investor.
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
We have entered into a shareholder’s agreement with the Canadian Investor, which requires unanimous shareholder consent for CHC Canada to enter into any material contracts.
Atlantic Aviation Limited and Atlantic Aviation FZE (collectively “Atlantic Aviation”)
On October 22, 2012, the Company and a Nigerian company (“Nigerian Company”) finalized an agreement to provide helicopter flying services to customers in Nigeria through Atlantic Aviation.
We have no equity ownership interest in Atlantic Aviation as 100% of the share capital of Atlantic Aviation is held by the Nigerian Company.
The Nigerian Company’s risks and rewards are not representative of its equity interest as it is only entitled to management fees for the first four years of the agreement. In the fifth year the Nigerian Company can opt to receive 40% of the profits or losses or continue with the existing arrangement. We continue to bear the risk for substantially all of the losses for the first four years of the arrangement.
Under the terms of the agreement the Nigerian Company will not provide any additional funding to Atlantic Aviation as we are funding all start-up costs.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

3.	Variable interest entities (continued):

(a)	VIEs of which the Company is the primary beneficiary (continued):

(i)	Local ownership VIEs (continued):
Atlantic Aviation Limited and Atlantic Aviation FZE (collectively “Atlantic Aviation”) (continued)
We have also entered into a put/call arrangement which gives us the right to purchase all of the Atlantic Aviation shares held by the Nigerian Company and the Nigerian Company the right to put its shares to us. The calls are exercisable in certain circumstances including: liquidation, events of default, and change of control of the Company or the Nigerian Company. The put is exercisable in the event the agreement is terminated with cause and the Nigerian Company does not continue the business of Atlantic Aviation. The price on the put/call arrangement is a multiple of the Nigerian Company’s share of the preceding 12 months of profits of Atlantic Aviation.
We have determined that the activities that most significantly impact the economic performance of Atlantic Aviation are: entering into flying contracts, safety and training, and maintenance of helicopters. Atlantic Aviation’s fleet of helicopters is leased entirely from us and the lease agreements require that all helicopter maintenance be provided by us. We have entered into various contracts with Atlantic Aviation to provide management, employees and technical services. The framework agreement requires Atlantic Aviation to ensure safety standards meet minimums set by us.
As a result of consolidating Atlantic Aviation, the Company has recorded a non-controlling interest relating to the Nigerian Company shareholder’s interest in the net assets of Atlantic Aviation. As at April 30, 2014, the redeemable non-controlling interest is $1.5 million. Because of the terms of the put and call arrangements with the Nigerian Company, the non-controlling interest is considered redeemable and is classified outside of equity.
Atlantic Aviation has a contingent credit with a third party bank for up to $10.0 million to be able to issue bonds.
Other local ownership VIEs
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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

3.	Variable interest entities (continued):

(a)	VIEs of which the Company is the primary beneficiary (continued):

(i)	Local ownership VIEs (continued):
Financial information of local ownership VIEs (continued):

	2013	2014
Cash and cash equivalents	$46,366	$61,272
Receivables, net of allowance	102,659	95,899
Other current assets	37,174	59,883
Goodwill	72,042	72,899
Other long-term assets	114,657	127,637
Total assets	$372,898	$417,590
Payables and accruals	$108,010	$115,686
Intercompany payables	230,792	305,843
Other current liabilities	37,069	36,111
Accrued pension obligations	74,268	67,410
Other long-term liabilities	54,252	67,398
Total liabilities	$504,391	$592,448

	For the year ended
	April 30, 2012	April 30, 2013	April 30, 2014
Revenue	$993,959	$1,056,349	$1,088,044
Net loss	(3,589)	(24,844)	(14,687)

(ii)	Accounts receivable securitization:
We enter into trade receivables securitization transactions to raise financing, through the sale of pools of receivables, or beneficial interests therein, to a VIE, Finacity Receivables – CHC 2009, LLC (“Finacity”). Finacity only buys receivables, or beneficial interests therein, from us. These transactions with Finacity satisfy the requirements for sales accounting treatment. Finacity is financed directly by a third party entity, Viking Asset Purchaser 14 (“Viking”), which purchases undivided ownership interests in the receivables, or beneficial interests therein, acquired by Finacity from us.
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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

3.	Variable interest entities (continued):

(a)	VIEs of which the Company is the primary beneficiary (continued):

(ii)	Accounts receivable securitization (continued):
The following table shows the assets and the associated liabilities related to our secured debt arrangements that are included in the consolidated financial statements:

	2013	2014
Restricted cash	$14,143	$7,339
Transferred receivables	77,473	83,022
Current facility secured by accounts receivable	53,512	62,596

(iii)	Trinity Helicopters Limited:
As at April 30, 2014 we leased two helicopters from Trinity Helicopters Limited (“Trinity”), an entity considered to be a VIE. Prior to December 2011, Trinity was funded by an unrelated lender who was considered to be the primary beneficiary. In conjunction with our lease covenant negotiations, we agreed to purchase the helicopters off lease from the lender. Instead of outright purchasing the helicopters we loaned the lease termination sum to Trinity who used these funds to repay the financing from the unrelated lender and continued to lease the helicopters to us. The security interest in the helicopters was assigned to us.
We have been determined to be the primary beneficiary of the VIE and began consolidating this entity upon repayment of the previous lender. Prior to consolidation of this entity, the helicopter leases were recorded as capital leases.

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
We have determined that the activities that most significantly impact the economic performance of TAS are: servicing existing flying services contracts and entering into new contracts, safety and training, maintenance of helicopters and other investment activities. The Thai investors have the ability to control the majority of these decisions through Board majority.
The following table summarizes the amounts recorded for TAS in the consolidated balance sheet:

	April 30, 2013		April 30, 2014
	Carrying amounts	Maximum exposure to loss	Carrying amounts	Maximum exposure to loss
Accounts receivable	$2,662	$2,662	$4,962	$4,962
Equity method investment	18,119	18,119	21,548	21,548

As of April 30, 2012, 2013 and 2014 we leased 9 helicopters to TAS and provided crew, insurance, maintenance and base services. The total revenue earned from providing these services was $37.0 million, $43.2 million and $47.9 million for the years ended April 30, 2012, 2013 and 2014, respectively.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

3.	Variable interest entities (continued):

(b)	VIEs of which the Company is not the primary beneficiary:

(ii)	Leasing entities:
Related party lessors:
As at April 30, 2013 and 2014 we had operating lease agreements for the lease of 31 helicopters from individual related party entities considered to be VIEs. These transactions are carried out on an arm’s-length basis and are recorded at the exchange amounts. The total operating lease expense for these leases was $28.8 million, $47.9 million and $50.4 million for the years ended April 30, 2012, 2013 and 2014, respectively, with $4.5 million and $3.5 million outstanding in payables and accruals at April 30, 2013 and 2014, respectively. Accounts receivable of $5.1 million and $12.6 million are due from related party lessors as at April 30, 2013 and 2014, respectively.
The lessor VIEs are considered related parties because they are partially financed through equity contributions from entities that have also invested in the Company. We have determined that the activity that most significantly impacts the economic performance of the related party lessor VIEs is the remarketing of the helicopters at the end of the lease term. As we do not have the power to make remarketing decisions, we have determined that we are not the primary beneficiary of the lessor VIEs.
Other VIE lessors:
At April 30, 2013, we leased 22 helicopters from two different entities considered to be VIEs. As at April 30, 2014 we leased 59 helicopters from seven different entities considered to be VIEs. All 22 and 59 leases were considered to be operating leases as at April 30, 2013 and 2014, respectively.
We have determined that the activity that most significantly impacts the economic performance of the lessor VIEs is the remarketing of the helicopters at the end of the lease term. As we do not have the power to make remarketing decisions, we have determined that we are not the primary beneficiary of the lessor VIEs.

4.	Property and equipment:
The cost and related accumulated depreciation of our flying assets, facilities and equipment are as follows:

	Property and equipment			Total
	Flying Assets	Equipment	Facilities
At April 30, 2013:
Cost	$1,156,243	$104,092	$131,681	$1,392,016
Accumulated depreciation	(237,698)	(41,669)	(37,395)	(316,762)
Net book value	$918,545	$62,423	$94,286	$1,075,254
At April 30, 2014:
Cost	$1,163,639	$125,991	$144,706	$1,434,336
Accumulated depreciation	(287,591)	(52,545)	(43,441)	(383,577)
Net book value	$876,048	$73,446	$101,265	$1,050,759
The flying assets under capital lease included above are as follows:

	2013	2014
Flying assets under capital lease:
Cost	$31,912	$70,118
Accumulated depreciation	(2,949)	(1,443)
	$28,963	$68,675

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

4.	Property and equipment (continued):
Depreciation related to flying assets under capital lease totaled $2.5 million, $1.2 million and $1.8 million for the years ended April 30, 2012, 2013 and 2014, respectively.
Due to helicopters coming off contract, and with no plan to redeploy them within the business, we recorded impairment charges of $8.4 million and $5.5 million to write down the carrying value of nine helicopters and four helicopters held for use to their fair values for the years ending April 30, 2013 and 2014, respectively. These amounts are included in asset impairments on the consolidated statements of operations. This measurement is considered a level 2 measurement in the fair value hierarchy as the measurement of the fair value of the flying assets is based on helicopter values from third party appraisals using market data.

5.	Assets held for sale and discontinued operations:

(a)	Assets held for sale:
We have classified certain assets such as helicopters and buildings as held for sale as these assets are ready for immediate sale and management expects these assets to be sold within one year.

	2013		2014
	# Helicopters		# Helicopters
Helicopters held for sale:
Book value, beginning of year	18	$79,293	14	$30,206
Classified as held for sale, net of impairment	11	7,454	15	28,461
Sales	(10)	(35,303)	(8)	(18,369)
Reclassified as held for use	(5)	(21,049)	(10)	(14,264)
Foreign exchange		(189)		(608)
Helicopters held for sale	14	30,206	11	25,426
Buildings held for sale	—	1,841	—	1,423
Total assets held for sale		$32,047		$26,849

The helicopters classified as held for sale are older technology helicopters that are being divested by us. The buildings classified as held for sale are the result of relocation of certain of our base operations. During the year ended April 30, 2014, there were nine helicopters that were reclassified to assets held for use as management determined that we would obtain a higher value from using these helicopters as parts within the business than selling them in the external market and one helicopter that was reclassified to assets held for use as management reviewed its fleet strategy and decided to redeploy this helicopter to flying operations.
During the years ended April 30, 2012, 2013 and 2014, we recorded impairment charges of $13.5 million, $12.2 million and $18.5 million to write down the carrying value of 17 helicopters and one building, 18 helicopters and 19 helicopters held for sale to their fair value less costs to sell, respectively. These amounts are included in asset impairments on the consolidated statements of operations. The fair value of assets held for sale is considered a level 2 measurement in the fair value hierarchy as the measurement is based on third party appraisals using market data.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

5.	Assets held for sale and discontinued operations (continued):

(b)	Discontinued operations:
In fiscal 2011 we committed to a plan to sell our Composites business. In March, 2012, the Composites business was sold to a third party for $750,000. There is no continuing involvement after the disposition. This has been classified as a discontinued operation in the consolidated statements of operations.

	For the year ended
	April 30, 2012	April 30, 2013	April 30, 2014
Revenue	$6,063	$—	$—
Direct costs	(9,319)	1,025	—
Depreciation	(16)	—	—
Asset impairments	(12,608)	—	—
Loss on disposal	(210)	—	—
Operating income (loss)	(16,090)	1,025	—
Financing charges	(17)	—	—
Earnings (loss) from discontinued operations, net of tax	$(16,107)	$1,025	$—

6.	Intangible assets:

	Definite life	Indefinite life		Total
	Embedded equity in lease contracts	Trade names and trademarks	Safety manuals, AOCs and operating licenses
Cost:
Balance, April 30, 2012	$137,778	$179,900	$3,941	$321,619
Embedded equity in lease contracts realized	(13,740)	—	—	(13,740)
New AOC	—	—	1,520	1,520
Foreign exchange	(124)	—	(11)	(135)
Balance, April 30, 2013	123,914	179,900	5,450	309,264
Embedded equity in lease contracts realized	(18,700)	—	—	(18,700)
Foreign exchange	(387)	—	19	(368)
April 30, 2014	$104,827	$179,900	$5,469	$290,196
Impairment losses:
Balance, April 30, 2012	(78,729)	(25,000)	—	(103,729)
Impairment loss	(7,725)	—	—	(7,725)
Balance, April 30, 2013	(86,454)	(25,000)	—	(111,454)
Impairment loss	(879)	—	—	(879)
April 30, 2014	$(87,333)	$(25,000)	$—	$(112,333)
Net book value:
April 30, 2013	$37,460	$154,900	$5,450	$197,810
April 30, 2014	17,494	154,900	5,469	177,863

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

6.	Intangible assets (continued):
Due to a decline in helicopter values, we recorded impairment charges of $4.2 million, $7.7 million and $0.9 million to write down a portion of our embedded equity to fair value for the years ending April 30, 2012, 2013 and 2014, respectively. These amounts are included in the asset impairments line in the consolidated statements of operations. This measurement is considered a level 2 measurement in the fair value hierarchy as the measurement of embedded equity is based on helicopter values from third party appraisals using market data.
Embedded equity relates to the fair value of helicopter purchase options contained within leases on the date of our acquisition of CHC Helicopter Corporation. Embedded equity is not amortized, instead the embedded equity is added to the value of the purchased asset in the event that the lease purchase option is exercised, and is assessed for impairment on an ongoing basis.

7.	Goodwill:

Balance, April 30, 2012	$433,811
Foreign currency translation	(3,349)
Balance, April 30, 2013	430,462
Foreign currency translation	1,914
Balance, April 30, 2014	$432,376
There is no active market for our reporting units. The fair value of all reporting units has been determined based on discounted cash flows using financial budgets covering a five-year period.

8.	Investments:

	Percentage ownership	2013	2014
Equity accounted investments:
TAS	29.9%	$18,119	$21,548
Luchthaven Den Helder C.V.	50%	8,501	9,079
Helideck Certification Agency	50%	275	723
		26,895	31,350
Other, at cost		1	1
Total		$26,896	$31,351
There is no quoted market value available for the investments accounted under the equity method.
Of our consolidated deficit, $5.9 million and $9.9 million relates to undistributed earnings of equity method investees as at April 30, 2013 and April 30, 2014, respectively.  We received dividends from our equity accounted investments of $1.1 million, $2.0 million and $3.3 million for the years ended April 30, 2012, 2013 and 2014.

9.	Inventories:

	2013	2014
Work-in-progress for long-term maintenance contracts under completed contract accounting	$3,661	$3,790
Consumables	111,862	136,036
Provision for obsolescence	(9,729)	(8,935)
	$105,794	$130,891
Direct costs include a $3.3 million write-down of inventories to the lower of cost or market value for the year ended April 30, 2012 and nil for the years ended April 30, 2013 and 2014.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

10.	Accounts receivable:
The allowance for doubtful accounts continuity schedule is as follows:

	2013	2014
Balance, beginning of the year	$(2,605)	$(4,303)
Additional allowances	(2,225)	(1,064)
Net write-offs and collections	527	3,052
Balance, end of the year	$(4,303)	$(2,315)

11.	Other assets:

	2013	2014
Current:
Helicopter operating lease funded residual value guarantees (a)	$20,184	$6,845
Deferred financing costs	8,771	8,986
Mobilization costs	6,474	8,776
Residual value guarantee	6,278	4,007
Foreign currency embedded derivatives and forward contracts (note 19)	5,764	3,111
Prepaid helicopter rentals	3,465	4,874
Related party receivable (note 3(b)(ii))	5,147	12,610
	$56,083	$49,209
Non-current:
Helicopter operating lease funded residual value guarantees (a)	$196,497	$208,870
Helicopter deposits	67,347	99,372
Accrued pension asset (note 18)	49,562	45,816
Deferred financing costs	48,971	57,297
Mobilization costs	22,645	26,238
Residual value guarantee	15,047	15,695
Security deposits	10,903	34,923
Pension guarantee assets (note 18)	10,141	9,835
Prepaid helicopter rentals	9,940	16,327
Foreign currency embedded derivatives and forward contracts (note 19)	2,223	3,624
Other	6,513	1,309
	$439,789	$519,306

(a)	Helicopter operating lease funded residual value guarantees:
The helicopter operating lease funded residual value guarantees includes amounts due from lessors on the financing of 96 helicopters and 69 helicopters under operating leases as at April 30, 2013 and 2014, respectively. Such guarantees bear interest at 0% to 10% for each of the years ended April 30, 2013 and 2014 with principal and accrued interest due at maturity. These guarantees mature between fiscal 2015 and 2022. We believe that the helicopters will realize a value upon sale at the end of the lease terms sufficient to recover the carrying value of these guarantees, including accrued interest. In the event that helicopter values decline such that we do not believe funded residual value guarantees are recoverable, an impairment is recorded. During the years ended April 30, 2012, 2013 and 2014, we recognized $7.4 million, $7.0 million and $6.1 million of interest income on these guarantees and $0.3 million of impairment recovery, $1.6 million of impairment losses and no impairment losses or recovery, respectively. The impairment losses (recoveries) are included in asset impairments on the consolidated statements of operations.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

12.	Other liabilities:

	2013	2014
Current:
Foreign currency embedded derivatives and foreign currency contracts (note 19)	$12,732	$16,057
Deferred gains on sale-leasebacks of helicopters	4,632	13,284
Residual value guarantees	944	524
Contract inducement (a)	792	802
Deferred helicopter proceeds	—	23,347
Related party loans (note 22(c))	25,000	—
Other	3,691	1,156
	$47,791	$55,170
Non-current:
Accrued pension obligations (note 18)	$137,259	$122,430
Deferred gains on sale-leasebacks of helicopters	34,616	93,756
Residual value guarantees	27,401	28,359
Foreign currency embedded derivatives and foreign currency contracts (note 19)	15,771	13,317
Insurance claims accrual (b)	11,192	11,809
Contract inducement (a)	9,247	8,590
Other	10,969	9,124
	$246,455	$287,385
(a)    Contract inducement:
We received an inducement to enter into a fifteen year Master Training Services Agreement (“MTSA”) with CAE Inc. ("CAE") for the provision of training services to us on CAE’s worldwide network of simulators.
The inducement proceeds have been deferred in other liabilities and are recognized as a reduction in direct costs over the term of the MTSA as the amounts become non-refundable.
(b)    Insurance claims accrual:
The insurance claims accrual relates solely to our reinsurance subsidiary, CHC Reinsurance S.A. The amount represents accruals for losses that have been reported, but not yet paid and accruals for losses that have been incurred, but not yet reported. The reinsurance subsidiary reinsures certain employee benefits, death and disability benefits, loss of license insurance and coverage not available in the commercial insurance market for the operations of the Company.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

13.	Long-term debt obligations:

	Principal Repayment terms	Facility maturity dates	2013	2014
Senior secured notes (a)	At maturity	October 2020	$1,287,303	$1,159,675
Senior unsecured notes (b)	At maturity	June 2021	—	300,000
Revolving credit facility (c):
US LIBOR plus a 4.5% margin	At maturity	January 2019	125,000	—
Other term loans:
Airbus Helicopters Loan - 2.50%	At maturity	December 2015	2,238	2,417
EDC-B.A. CDOR rate (6 month) plus a 0.8% margin	Semi-annually	June 2014	1,616	495
Capital lease obligations	Quarterly	October 2017 - September 2025	25,663	55,780
Boundary Bay financing – 6.93% (d)	Monthly	April 2035	35,405	31,895
Total long-term debt obligations			1,477,225	1,550,262
Less: current portion			(2,138)	(4,107)
Long-term debt obligations			$1,475,087	$1,546,155

(a)	Senior secured notes:
One of our subsidiaries has issued $1.3 billion of senior secured notes (the “secured notes”) which are governed by an indenture. The secured notes bear interest at a rate of 9.25% with semi-annual interest payments on April 15 and October 15 and mature on October 15, 2020. On February 7, 2014, one of our subsidiaries redeemed $130.0 million of the secured notes at a redemption price of 103% of the principal plus paid accrued and unpaid interest of $3.7 million. A loss on extinguishment of $7.7 million related to the redemption premium, the unamortized discount on the secured notes and the unamortized deferred financing costs was recognized.
The secured notes are guaranteed by most of our subsidiaries through a general secured obligation. The secured notes are secured on a first-priority lien basis by the collateral of each guarantor subject to the permitted liens under the indenture, are subordinated to the priority payment lien obligations including the revolving credit facility and are senior to all unsecured indebtedness of each guarantor.
The secured notes have the following optional redemption features:

•	We can redeem the secured notes in whole or part, on or after October 15, 2015, at redemption prices that range from 100% to 104.625% of the principal, plus accrued and unpaid interest.

•
We can redeem up to 10% of the aggregate principal amount of the secured notes in any twelve months period following the issuance date up to October 15, 2015 at a redemption price of 103% of the principal plus accrued interest and unpaid interest.

•
We can redeem the secured notes in whole or in part at a price of 100% of the aggregate principal amount plus a premium equal to the greater of 1% of the principal amount or the excess of the present value at the redemption date over the principal amount of the secured notes. Under this option, the present value at the redemption is to be computed based on a redemption price of 104.625% on October 15, 2015 plus all required interest payments due on the secured notes through October 15, 2015 (excluding accrued but unpaid interest to the applicable redemption date). The applicable discount rate is equal to the treasury rate plus 50 basis points.

Each holder of the secured notes has the right to require us to repurchase the secured notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest upon the occurrence of certain events constituting a change in control of the Company.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

13.	Long-term debt obligations (continued):

(a)	Senior secured notes (continued):
The secured notes contain certain covenants limiting the incurrence of additional indebtedness and liens based on the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to fixed charges and total indebtedness, all as defined in the indenture and other restrictions including limitations on disposition of assets, the payment of dividends or redemption of equity interests and transactions with affiliates.

(b)	Senior unsecured notes:
On May 13, 2013, one of our subsidiaries issued $300.0 million of unsecured senior notes (the “unsecured notes”). The unsecured notes are issued under an indenture. The unsecured notes have an aggregate principal value of $300.0 million, were issued at par value, bear interest at a rate of 9.375% with semi-annual interest payments on June 1 and December 1 and mature on June 1, 2021.
The unsecured notes are guaranteed by most of our subsidiaries on a senior unsecured basis. The unsecured notes are effectively subordinated to the secured indebtedness including the revolving credit facility and the senior secured notes to the extent of the value of the collateral securing such secured indebtedness and are senior to all unsecured subordinated indebtedness of each guarantor.
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

•	We can redeem the unsecured notes in whole or part, on or after June 1, 2016, at redemption prices that range from 100% to 107.031% of the principal, plus accrued and unpaid interest.

•
We can redeem the unsecured notes in whole or in part at a price of 100% of the aggregate principal amount plus a premium equal to the greater of 1% of the principal amount or the excess of the present value at the redemption date over the principal amount of the unsecured notes. Under this option, the present value at the redemption is to be computed based on a redemption price of 107.031% on June 1, 2016 plus all required interest payments due on the unsecured notes through June 1, 2016 (excluding accrued but unpaid interest to the applicable redemption date). The applicable discount rate is equal to the treasury rate as of the redemption date plus 50 basis points.

Each holder of the unsecured notes has the right to require us to repurchase the unsecured notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest upon the occurrence of certain events constituting a change of control of the Company.
The unsecured notes contain certain covenants limiting the incurrence of additional indebtedness and liens based on the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to fixed charges and total indebtedness, all as defined in the indenture and other restrictions including limitations on disposition of assets, the payment of dividends or redemption of equity interests and transactions with affiliates.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

13.    Long-term debt obligations (continued):

(c)	Revolving credit facility:
On January 23, 2014, we terminated our revolving credit facility of $375.0 million with a syndicate of financial institutions and entered into a new revolving credit facility of $375.0 million with a syndicate of financial institutions. It bears interest at the Alternate Base Rate, LIBOR, CDOR, Canadian Prime Rate or EURIBOR plus an applicable margin that ranges from 2.75% to 4.50% based on the total leverage ratio calculated as of the most recent quarter. The revolving credit facility has a five year term. The availability on the revolving credit facility at April 30, 2014 is $320.1 million, net of $54.9 million outstanding letters of credit.
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
At April 30, 2014, we were in compliance with all long-term debt obligations covenants.

(d)	Boundary Bay financing:
On April 17, 2012, we sold our Boundary Bay facility (the "facility”) to a third party for $37.0 million and entered into a 23 year lease agreement to lease the building from the third party for $263,679 per month for the first five years with an increase of the lesser of 12% or CPI every five years. Under the lease agreement we have the option to purchase the property during the first 10 years of the lease for $46.4 million up to April 2017 and $47.9 million from May 2017 to April 2022. We also have an option to renew the lease agreement for an additional 10 years and a second option to renew the lease for a further five years.
As a result of the option to repurchase the facility, which indicates that we have continuing involvement, the disposal of the facility was accounted for as a financing and not a sale and no gain on the sale of the facility was recognized in the consolidated statements of operations.
As a financing, the facility remains on the consolidated balance sheets and continues to be amortized. The related proceeds were recorded as a finance obligation with payments recorded to interest expense and the finance obligation based on the amortization of the obligation over the life of the lease agreement.

(e)	Debt denominated in foreign currencies:
Total debt obligations, including capital leases, denominated in foreign currencies and the US dollar equivalent are as follows:

2013			2014
Debt in original currency		US dollar equivalent	Debt in original currency		US dollar equivalent
	€1,700	$2,238		€15,720	$21,802
CAD	37,288	37,021	CAD	35,489	32,390
		$39,259			$54,192

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

13.    Long-term debt obligations (continued):

(f)	Repayment requirements:
Repayment requirements related to the total debt obligations outstanding as of April 30, 2014 over the next five years and thereafter are as follows:

	Boundary Bay financing	Capital lease obligations	Other long-term debt (i)	Total
2015	$698	$6,808	$495	$8,001
2016	748	6,808	2,417	9,973
2017	801	6,808	—	7,609
2018	859	12,797	—	13,656
2019	920	5,601	—	6,521
Thereafter	27,869	43,496	1,470,000	1,541,365
	31,895	82,318	1,472,912	$1,587,125
Less interest	—	(26,538)	—	(26,538)
Total	$31,895	$55,780	$1,472,912	$1,560,587

(i)	These amounts exclude the net discount on the senior secured notes of $10.3 million which is included in the carrying amount of debt at April 30, 2014.

14.	Other financing charges:

	For the year ended
	April 30, 2012	April 30, 2013	April 30, 2014
Amortization of deferred financing costs	$(6,851)	$(6,981)	$(11,964)
Loss on debt extinguishment	—	—	(7,668)
Net gain (loss) on fair value of derivative financial instruments	(5,380)	1,324	(1,257)
Amortization of guaranteed residual values	(1,852)	(3,056)	(2,540)
Interest expense	(8,542)	(17,135)	(23,213)
Interest income	12,971	14,672	22,174
Fee settlement	—	—	10,000
Other	(5,365)	(7,553)	(8,785)
	$(15,019)	$(18,729)	$(23,253)

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

15.	Income taxes:
The income tax expense is comprised as follows:

	For the year ended
	April 30, 2012	April 30, 2013	April 30, 2014
Current income tax expense:
Cayman Islands	$—	$—	$—
Foreign	(16,053)	(33,866)	(21,669)
	(16,053)	(33,866)	(21,669)
Deferred income tax recovery (expense):
Related to origination and reversal of temporary differences from foreign jurisdictions	23,810	38,258	52,197
Change in valuation allowance	(55,982)	(58,844)	(58,902)
	(32,172)	(20,586)	(6,705)
Income tax expense	$(48,225)	$(54,452)	$(28,374)
The components of loss from continuing operations before income tax are comprised as follows:

	For the year ended
	April 30, 2012	April 30, 2013	April 30, 2014
Cayman Islands	$(60,322)	$65,319	$79,681
Foreign	28,434	(128,381)	(222,226)
	$(31,888)	$(63,062)	$(142,545)
As we operate in several tax jurisdictions, our income is subject to various rates of taxation. The income tax expense differs from the amount that would have resulted from applying the Cayman Islands statutory income tax rates to loss from continuing operations before income taxes as follows:

	For the year ended
	April 30, 2012	April 30, 2013	April 30, 2014
Loss from continuing operations before income tax	$(31,888)	$(63,062)	$(142,545)
Cayman Islands statutory income tax rate	—%	—%	—%
Income tax recovery calculated at statutory rate	—	—	—
(Increase) decrease in income tax expense resulting from:
Rate differences in various jurisdictions	45,131	34,818	65,209
Change in tax law	(3,558)	890	1,023
Non-deductible items	(30,406)	(35,262)	(69,709)
Other foreign taxes	(14,846)	(23,550)	(15,932)
Non-deductible portion of capital losses	901	173	1,155
Non-taxable income	9,622	29,610	39,514
Adjustments to prior years	(3,399)	(1,579)	1,161
Functional currency adjustments	3,986	(582)	8,029
Valuation allowance	(55,982)	(58,844)	(58,902)
Other	326	(126)	78
Income tax expense	$(48,225)	$(54,452)	$(28,374)

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

15.     Income taxes (continued):

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of deferred income tax assets and deferred income tax liabilities are presented below:

	2013	2014
Deferred income tax assets:
Intangible assets	$—	$598
Pension and other employee benefits	9,926	1,925
Losses carried forward	399,207	342,034
Current accounts payable and receivable	13,348	1,629
Long term debt and other	6,231	12,342
Total deferred income tax assets	428,712	358,528
Valuation allowance (i)	(275,863)	(250,757)
Net deferred income tax assets	$152,849	$107,771

Deferred income tax liabilities:
Intangible assets	$(5,696)	$—
Property, plant and equipment	(64,576)	(55,113)
Deferred capital gains and deferred revenue	(70,636)	(53,919)
Deferred costs	(12,385)	(6,061)
Net deferred income tax liabilities	$(153,293)	$(115,093)
Net deferred income taxes	$(444)	$(7,322)
Distributed as follows:
Current deferred income tax assets	$49	$60
Current deferred income tax liabilities	(618)	(98)
Long-term deferred income tax assets	10,752	3,381
Long-term deferred income tax liabilities	(10,627)	(10,665)
	$(444)	$(7,322)

(i)
During the years ended April 30, 2013 and April 30, 2014, the change in valuation allowance includes an adjustment to the opening balance due to a change in judgment about the realizability of the related deferred tax assets in the future years in addition to valuation allowance against current year losses. The change in judgment was as a result of changes to forecasted taxable income in certain jurisdictions and changes in tax planning initiatives.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

15.     Income taxes (continued):
The following table summarizes the continuity of the valuation allowance:

Balance, April 30, 2012		$(232,652)
Change in valuation allowance:
Opening balance adjustment	(22,931)
Current year changes	(35,913)	(58,844)
Other adjustments, included in:
Adjustments to prior years in the reconciliation of income tax expense (ii)	15,544
Foreign exchange translation adjustments	977
Valuation allowance against deferred tax assets related to the defined benefit pension plan	(888)	15,633
Balance, April 30, 2013		$(275,863)
Change in valuation allowance:
Opening balance adjustment	(7,792)
Current year changes	(51,110)	(58,902)
Other adjustments, included in:
Adjustments to prior years in the reconciliation of income tax expense (ii)	89,180
Valuation allowance against deferred tax assets related to the defined benefit pension plan	(9,528)
Foreign exchange translation adjustments	4,356	84,008
Balance, April 30, 2014		$(250,757)

(ii)
The adjustments to prior years are due to changes in the deferred income tax asset recorded in respect of losses carried forward, based on changes from tax authorities, which have been offset by a valuation allowance.

As at April 30, 2014, we have non-capital loss carry forwards that are available to reduce taxable income in future years. These non-capital loss carry forwards expire as follows:

	2018	2019 and thereafter	No expiry date	Total
Tax losses (iii):
Africa	$—	$—	$9,514	$9,514
Australia	—	—	55,137	55,137
Brazil	—	—	106,048	106,048
Canada	—	136,795	—	136,795
Netherlands	—	24,597	—	24,597
Nigeria	—	—	6,769	6,769
Norway	—	—	691,696	691,696
Poland	2,380	2,527	—	4,907
Ireland	—	—	21,290	21,290
United Kingdom	—	—	105,113	105,113
Luxembourg	—	—	35,427	35,427
United States	—	53,915	—	53,915
Other	—	—	215	215
	$2,380	$217,834	$1,031,209	$1,251,423
(iii)Represents the gross amount of tax loss carry forwards translated at closing exchange rates at April 30, 2014.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

15.	Income taxes (continued):
We have also accumulated at April 30, 2013 and 2014, respectively, approximately $174.3 million and $0.8 million in capital losses, which carry forward indefinitely. None of the capital losses are available to reduce future capital gains realized in the Cayman Islands, and $174.3 million and $0.8 million are available to reduce future capital gains realized in other foreign jurisdictions at April 30, 2013 and 2014, respectively.
We have provided a valuation allowance in respect of $865.6 million and $1,003.6 million of the non-capital losses as at April 30, 2013 and 2014, respectively (2013 – Cayman Islands – $nil, other jurisdictions – $865.6 million; 2014 – Cayman Islands – $nil, other jurisdictions – $1,003.6 million) and $174.3 million and $0.8 million of the capital losses in other foreign jurisdictions as at April 30, 2013 and 2014, respectively. The benefit anticipated from the utilization of the remaining non–capital and capital losses has been recorded as a deferred income tax asset.
Uncertain tax positions:
The following table summarizes activity of the total amounts of unrecognized tax benefits:

	For the year ended
	April 30, 2012	April 30, 2013	April 30, 2014
Opening balance	$15,302	$15,925	$24,281
Additions in the current year	8,014	11,069	5,187
Reductions in current year	(6,643)	(2,713)	(3,117)
Foreign exchange	(748)	—	(876)
Total	$15,925	$24,281	$25,475
For the years ended April 30, 2013 and 2014, $16.8 million and $18.5 million of the unrecognized tax benefits would have an impact on the effective tax rate, if recognized.
The following table summarizes information regarding income tax related interest and penalties:

	For the year ended
	April 30, 2012	April 30, 2013	April 30, 2014
Net increase (reduction) in interest and penalties	$(227)	$1,632	$2,587
The total amount of interest and penalties accrued on the consolidated balance sheet at April 30, 2013 and 2014 was $4.5 million and $7.1 million, respectively.
General tax contingencies:
We are subject to taxes in different countries. Taxes and fiscal risks recognized in the consolidated financial statements reflect our best estimate of the outcome based on the facts known at the balance sheet date in each individual country. These facts may include, but are not limited to, change in tax laws and interpretation thereof in the various jurisdictions where we operate. They may have an impact on the income tax as well as the resulting assets and liabilities. Any differences between tax estimates and final tax assessments are charged to the statement of operations in the period in which they are incurred.

In addition, our business and operations are complex and include a number of significant financings, acquisitions and dispositions. The determination of earnings, payroll and other taxes involves many factors including the interpretation of tax legislation in multiple jurisdictions in which we are subject to ongoing tax assessments. When applicable, we adjust the previously recorded income tax expense, direct costs, interest and the associated assets and liabilities to reflect the change in estimates or assessments. These adjustments could materially change our results of operations.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

16.    Capital stock and net loss per ordinary share:
Capital Stock:
On January 3, 2014, the majority shareholder of the Company approved the following capital stock restructuring transactions which were effective immediately:

•
a subdivision of the authorized and issued ordinary shares of capital stock by a factor of 10,000 increasing the authorized and issued ordinary shares of capital stock to 20,000,000,000,000 and 18,607,793,610,000, respectively, while reducing the par value per share from $1.00 to $0.0001;

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

All capital stock and additional paid-in capital amounts and per share information have been retroactively adjusted for all prior periods presented for the consummation of the above capital stock restructuring transactions. Such adjustments include calculations of our weighted average number of ordinary stock and net loss per ordinary share.
As at April 30, 2014, the authorized capital stock of the Company is 1,500,000,000 ordinary shares and 500,000,000 preferred shares, each with a par value of $0.0001.

Number of ordinary shares of capital stock issued
April 30, 2011	44,019,484
Ordinary shares of capital stock issued	2,500,000
April 30, 2012 and 2013	46,519,484
Ordinary shares of capital stock issued	34,000,000
April 30, 2014	80,519,484
On October 13, 2011, we issued 1,500,000 ordinary shares of capital stock for cash consideration of $60.0 million. On November 2, 2011, we issued 500,000 ordinary shares of capital stock for cash consideration of $20.0 million. On February 9, 2012, we issued 500,000 ordinary shares of capital stock for cash consideration of $20.0 million.
On January 16, 2014, we completed the IPO of 31,000,000 ordinary shares of capital stock at a price of $10.00 per share, raising approximately $289.4 million, net of underwriting costs of $16.3 million and other costs directly related to the IPO of $4.3 million. The net proceeds were allocated $3.1 thousand to the Capital Stock of the Company and $289.4 million to additional paid-in capital.
On February 20, 2014, the underwriters in our IPO exercised an option to purchase 3,000,000 ordinary shares of capital stock at a price of $10.00 per share, raising approximately $28.4 million, net of underwriting costs of $1.6 million. The net proceeds were allocated $28.4 million to additional paid-in capital.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

16.    Capital stock and net loss per ordinary share (continued):
Net loss per ordinary share:
The following table sets forth the computation of basic and diluted net loss per ordinary share:

	For the year ended
	April 30, 2012	April 30, 2013	April 30, 2014
Net earnings (loss) attributable to controlling interest:
Continuing operations	$(92,535)	$(120,461)	$(172,548)
Discontinued operations	(16,107)	1,025	—
Weighted average number of ordinary stock outstanding – basic and diluted	45,198,936	46,519,484	55,919,484
Details of the Company’s stock based compensation plans are presented in Note 17 of these consolidated financial statements. Securities issuable as part of these plans were not included in the computation of diluted loss per ordinary share because to do so would have been antidilutive for the periods presented.

17.    Stock-based Compensation:

(a)	2013 Omnibus Incentive Plan (“2013 Incentive Plan”):
On December 16, 2013, our Board of Directors adopted the CHC Group Ltd. 2013 Omnibus Incentive Plan, an equity compensation plan that permits us to grant non-qualified stock options, incentive stock options, share appreciation rights, restricted shares, restricted share units, other share based awards and performance compensation awards to certain eligible directors, officers, employees, consultants or advisors of the Company and its affiliates. A maximum of 7.5 million of the outstanding ordinary shares of the Company are available to be granted under the 2013 Incentive Plan.
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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

17.    Stock-based Compensation (continued):

(a)	2013 Omnibus Incentive Plan (“2013 Incentive Plan”) (continued):
New awards (continued)
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
The following table summarizes the stock options under the 2013 Incentive Plan.

	April 30, 2014
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of year	—	$—	—	$—
Granted	2,733,450	10.00	—	—
Forfeited	(195,928)	10.00	—	—
Outstanding, end of year	2,537,522	$10.00	9.7 years	$4.13
Exercisable, end of year	—
The following table summarizes the RSUs under the 2013 Incentive Plan.

	April 30, 2014
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of year	—	$—	—	$—
Granted	1,109,539	—	—	—
Forfeited	(46,871)	—	—	—
Outstanding, end of year	1,062,668	$—	2.7 years	$10.00
Exercisable, end of year	—
The following table summarizes the PB RSUs under the 2013 Incentive Plan.

	April 30, 2014
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of year	—	$—	—	$—
Granted	436,617	—	—	—
Forfeited	(33,333)	—	—	—
Outstanding, end of year	403,284	$—	2.7 years	$12.60
Exercisable, end of year	—

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

17.    Stock-based Compensation:

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
The share price performance options and share price performance shares vest and are exercisable in up to four tranches based on the satisfaction of specified market conditions. The first third of the options and/or shares will vest on the achievement of a price of our ordinary shares at least $40.00, based on a 20 day trading average. The second third of the options and/or shares will vest on the achievement of a price of our ordinary shares of at least $53.60, based on a 20 day trading average. One sixth of the options and/or shares will vest on the achievement of a price of our ordinary shares of at least $60.00, based on a 20 day trading average. The remaining one sixth of the options and/or shares will vest on the achievement of a price of our ordinary shares of at least $67.20, based on a 20 day trading average. Once vested the ordinary shares will be subject to transfer restrictions and can only be sold on a pro-rata basis when 6922767 Holding (Cayman) Inc., our parent (“the Parent”) sells ordinary shares of the Company.
The service vesting stock options and service vesting shares vest and are exercisable in three equal annual installments of 33.3% beginning six months after the date of grant. The service vesting stock options are granted at an exercise price that is not to be less than 100% of the fair value of an ordinary share on the date of grant.
The following table summarizes the 2013 Incentive Plan service vesting stock options received in exchange for performance options under the 2011 Plan. There were no additional grants, forfeitures or exercises for the year ended April 30, 2014.

	April 30, 2014
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Service vesting stock options	46,403	$0.0001	9.7 years	$10.00
Exercisable, end of year	—
The following table summarizes the 2013 Incentive Plan share price performance options.

	April 30, 2014
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of year	—	$—	—	$—
Exchanged	193,891	10.00	—	—
Forfeited	(14,930)	10.00	—	—
Outstanding, end of year	178,961	$10.00	9.7 years	$3.86
Exercisable, end of year	—

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

17.    Stock-based Compensation (continued):

(a)	2013 Omnibus Incentive Plan (“2013 Incentive Plan”) (continued):
Exchanged awards (continued)
The following table summarizes the 2013 Incentive Plan service vesting shares.

	April 30, 2014
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of year	—	$—	—	$—
Exchanged	252,976	—	—	—
Forfeited	(9,697)	—	—	—
Outstanding, end of year	243,279	$—	2.2 years	$10.00
Exercisable, end of year	—
The following table summarizes the 2013 Incentive Plan share price performance shares.

	April 30, 2014
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of year	—	$—	—	$—
Granted	669,228	—	—	—
Forfeited	(20,217)	—	—	—
Outstanding, end of year	649,011	$—	9.7 years	$4.53
Exercisable, end of year	—
Valuation of new and exchanged awards
The fair value of the stock options, service vesting stock options, the share price performance options and the share price performance shares were estimated using a Binomial model. The share price performance options and/or shares will vest on the achievement of specified share prices of our ordinary shares. For accounting purposes this is considered to be a market condition and this was reflected in the grant date fair value of the award.
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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

17.    Stock-based Compensation (continued):

(a)	2013 Omnibus Incentive Plan (“2013 Incentive Plan”) (continued):
Valuation of new and exchanged awards (continued)
The key factors that will create value in these awards include the correlations between the price of our ordinary shares and the three year daily historical stock prices of the respective companies in the S&P 500 Energy Index, the risk-free interest rate and the expected volatility.

Correlation co-efficient	0.61
Risk-free interest rate	0.80%
Expected dividends	nil
Expected life	3 years
Volatility	40%

(b)	2011 Management Equity Plan (“2011 Plan”):
On December 30, 2011, the Parent adopted an equity compensation plan that permitted it to grant time and performance options, performance options and/or restricted share units to certain eligible employees, directors or consultants of the Parent and its affiliates.
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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

17.    Stock-based Compensation (continued):

(b)	2011 Management Equity Plan (“2011 Plan”) (continued):
The exchange of the time and performance options changed the exercise price from $26.06 to $0.0001 for service vesting stock options and to $nil for the shares which resulted in an incremental compensation cost of $2.0 million. $0.2 million of compensation expense has been recognized in relation to the incremental cost during the year ended April 30, 2014. The unrecognized compensation expense of $1.8 million will be recognized over 2.2 years. The exchange of the performance options changed the exercise price from $26.06 to $10.00 for share price performance stock options and to $nil for the shares which resulted in an incremental cost of $0.5 million. The unrecognized compensation expense of $0.5 million will be recognized over 9.7 years.
The following table summarizes the time and performance stock option activity under the 2011 Plan:

	April 30, 2013			April 30, 2014
	Number of options (1)	Weighted average exercise price (1)	Weighted remaining contractual life	Number of options (1)	Weighted average exercise price (1)	Weighted remaining contractual life
Outstanding, beginning of year	1,045,524	$26.06		1,029,863	$26.06
Granted	102,600	26.06		—	—
Forfeited	(118,261)	26.06		(93,982)	26.06
Exchanged options	—	—		(909,124)	26.06
Outstanding, end of year	1,029,863	$26.06	8.7 years	26,757	$26.06	7.7 years
Exercisable, end of year	—			—
The following table summarizes the performance stock option activity under the 2011 Plan:

	April 30, 2013			April 30, 2014
	Number of options (1)	Weighted average exercise price (1)	Weighted remaining contractual life	Number of options (1)	Weighted average exercise price (1)	Weighted remaining contractual life
Outstanding, beginning of year	1,860,943	$26.06		1,911,605	$26.06
Granted	225,472	26.06		—	—
Forfeited	(174,810)	26.06		(195,375)	26.06
Exchanged options	—	—		(1,716,230)	26.06
Outstanding, end of year	1,911,605	$26.06	8.7 years	—	$—	—
Exercisable, end of year	—			—
(1) Adjusted retrospectively for the capital stock restructuring (note 16)

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

17.    Stock-based Compensation (continued):

(b)	2011 Management Equity Plan (“2011 Plan”) (continued):
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
The weighted average fair value of the time and performance stock options on the date of the exchange is $0.26 per share. No compensation expense was recognized in relation to the time and performance options during the years ended April 30, 2012 and 2013 as the performance criteria was not met and it was not probable that the criteria would be met in the future. $6.5 million of compensation expense has been recognized in relation to the time and performance options during the year ended April 30, 2014 as on the completion of the IPO the performance criteria related to the Exit Event was achieved. As of April 30, 2014, $1.4 million remains to be recognized for the unvested options over the remaining two of the four-year vesting period as the options would have vested under the terms of the original options.
The weighted average fair value of the performance options on the date of the exchange is $0.13 per share. No compensation expense was recognized in relation to the performance options during the years ended April 30, 2012 and 2013 as the performance criteria was not met and it was not probable that the criteria would be met in the future. $13.9 million of compensation expense has been recognized in relation to the performance options during the year ended April 30, 2014 as on the completion of the IPO the performance criteria related to the Exit Event was achieved.

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
The exchange of the options changed the exercise price from $40.00 to $26.06, which resulted in an incremental cost of $0.4 million. $0.3 million of compensation expense has been recognized in relation to the incremental cost during the year ended April 30, 2014 as the performance criteria related to Exit Event was met. As of April 30, 2014, $0.3 million remained to be recognized for the unvested 2008 options. The unrecognized compensation expense of $0.3 million will be recognized over the remaining two of the four-year vesting period as the options would have vested under the terms of the original options.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

17.    Stock-based Compensation (continued):

(c)	Share Incentive Plan (“2008 Plan”) (continued):
The following table summarizes the stock option activity under the 2008 Plan:

	April 30, 2013			April 30, 2014
	Number of options (1)	Weighted average exercise price (1)	Weighted remaining contractual life	Number of options (1)	Weighted average exercise price (1)	Weighted remaining contractual life
Outstanding, beginning of year	559,305	$40.00		531,479	$40.00
Granted	—	—		—	—
Forfeited	(27,826)	40.00		—	—
Exchanged options	—	—		—	—
Outstanding, end of year	531,479	$40.00	5.4 years	531,479	$40.00	4.4 years
Exercisable, end of year	502,261			531,479
(1) Adjusted retrospectively for the capital stock restructuring (note 16)
There were no Special A shares granted during each of the years ended April 30, 2013 and 2014. There were 1,000 Special A shares and 70,000 Special A shares forfeited during the years ended April 30, 2013 and 2014. There were no Special A shares exchanged during the years ended April 30, 2013 and 2014. At April 30, 2013 and 2014, there were 393,000 and 323,000 Special A shares outstanding, respectively.
No compensation expense was recognized in relation to the Special A shares during the years ended April 30, 2012 and 2013 as the two performance criteria were not met and it was not probable that the performance criteria would be met. $2.5 million of compensation expense has been recognized in relation to the Special A shares during the nine year ended April 30, 2014 as the performance criteria related to the Exit Event was met.
During the years ended April 30, 2012, 2013 and 2014, we recorded stock compensation expense of $0.8 million, $0.4 million, and $26.4 million respectively, in the statement of operations.
As at April 30, 2014, $22.7 million remains to be recognized.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

18.	Employee pension plans:

(a)	Defined contribution pension plans:
The following table summarizes contributions to defined contribution plans:

	For the year ended
	April 30, 2012	April 30, 2013	April 30, 2014
Company contributions	$14,197	$14,808	$14,613

(b)	Defined benefit pension plans:
We have funded and unfunded flat-benefit and final-pay defined benefit pension plans in Canada, the UK, Norway and the Netherlands for approximately 28% of our active employees. Funded plans require us to make cash contributions to ensure there will be sufficient assets to discharge the plans’ benefit obligations as they become due. Unfunded plans do not require contributions to be paid into the plans as we pay the benefit obligations directly as they are due. Employer contributions expected to be paid to the defined benefit pension plans during the fiscal year ended April 30, 2015, required by funding regulations and law, are $45.7 million.
The plan assets and accrued benefit obligation are measured at fair value as at April 30, 2014. The most recent actuarial valuations of the defined benefit pension plans were conducted as at April 30, 2014 and the next actuarial valuations are required as at April 30, 2015.
On January 1, 2014, in accordance with changes in Dutch law, the retirement age was increased from 65 to 67 and the annual accrual of benefits percentage was reduced from 2.25% to 2.15% for each year of service of the ground crew and from 1.83% to 1.67% for the flying crew. The impact on the projected benefit obligation was a reduction of $1.8 million which is being recognized over the remaining future service period for active employees.
Annually the Board of the standard Norwegian Avtalefestet (contractual pension or AFP) decides the pension contributions to be paid by the employers and Norwegian government. This is based on the funding requirement for current and future benefit payments. There are no minimum funding mechanisms and no information on our share of the pension assets or obligations is available. The plan assets are held in a Joint Scheme for AFP (“Fellesordningen for AFP”) legal entity which was created by law to safeguard the plan assets. Employees are entitled to a pension benefit equivalent to 0.314% of salary to a maximum of 7.1 times the government set base amount per year of service until the age of 61.

In the UK, the Trustees have outsourced the fiduciary management of the investment portfolio including the determination of asset allocation to two investment advisors. These fiduciary managers invest the assets of the plan at their discretion in fixed income instruments and various pooled funds with respect to the growth assets and report back to the Trustees at regular intervals. The agreements with the fiduciary managers currently stipulate an investment objective of 3.7% over a proxy return on a matching asset to the liabilities of the plan. This investment objective is subject to change based upon agreement between the Trustees and the fiduciary managers. The expected rate-of-return assumptions for the UK reflect this agreed investment objective. The Trustees have established a long term plan for the pension fund which provides for various de-risking mechanisms as the funded status of the plan improves over time. The fiduciary managers are required to operate within the parameters of this long term plan.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

18.	Employee pension plans (continued):

(b)	Defined benefit pension plans (continued):
The investment policy requires that the assets held in the Norwegian plans are to be diversified as shown below.

Category	Minimum / Maximum

Total equities	5% to 45%
Total bonds	30% to 70%
Money market	0% to 50%
Real estate funds	0% to 10%
Private equity funds	0% to 5%
For the assets held in the plan in the Netherlands, 80% must be invested in fixed rate investments and the remaining 20% invested in shares with a maximum deviation of 5% upwards or downwards.
While the asset mix varies in each plan, overall the asset mix, as a percentage of total market value, of all the defined benefit plans at April 30, 2013 was 33% equities, 50% fixed income and 17% money market and other. At April 30, 2014 the asset mix of all the defined benefit plans was 28% equities, 46% fixed income and 26% money market and other.
For defined benefit pension plans in the Netherlands and Norway, the overall expected long-term rates of return on plan assets have been determined in part by assessing current and expected asset allocations as well as historical and expected returns on various categories of the assets. Such expected rates of return ignore short-term fluctuations. For the plans in Norway and the Netherlands, the expected long-term rate of return is considered in reference to the long term weighted average expectation of the rate of return.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

18.	Employee pension plans (continued):

(b)	Defined benefit pension plans (continued):

	2013	2014
Change in benefit obligations:
Benefit obligations, beginning of year	$735,062	$806,941
Current service cost	19,719	19,832
Interest cost	31,587	32,021
Plan amendments	—	(1,754)
Actuarial loss	61,294	24,069
Benefits paid	(27,462)	(28,735)
Foreign currency translation	(13,259)	14,684
Benefit obligations, end of year	$806,941	$867,058
Change in plan assets:
Fair value of plan assets, beginning of year	$646,812	$719,244
Actual gain on plan assets	65,791	39,870
Employer contributions	41,432	44,980
Employee contributions	2,964	2,970
Benefits paid	(27,462)	(28,735)
Foreign currency translation	(10,293)	12,115
Fair value of plan assets, end of year	$719,244	$790,444
	2013	2014
Fair value of plan assets	$719,244	$790,444
Less: Projected benefit obligation	806,941	867,058
Funded status	(87,697)	(76,614)
Pension guarantee assets	10,141	9,835
Net recognized pension liability	$(77,556)	$(66,779)

Accumulated benefit obligation	$768,520	$829,575
The following table presents selected information for pension plans that are not fully funded:

	2013	2014
Projected benefit obligation	$458,330	$483,690
Fair value of plan assets	321,071	361,260
Accumulated benefit obligation	451,793	478,586

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

18.	Employee pension plans (continued):

(b)	Defined benefit pension plans (continued):

	2013	2014
Net recognized pension liability:
Non-current asset – pension guarantee assets (note 11)	$10,141	$9,835
Non-current asset (note 11)	49,562	45,816
Non-current liability (note 12)	(137,259)	(122,430)
	(77,556)	(66,779)
	2013	2014
Amounts recorded in accumulated other comprehensive loss:
Unrecognized net actuarial and experience losses	$95,776	$135,470
Unrecognized prior service credits	(11,972)	(14,380)
	$83,804	$121,090
The significant weighted average actuarial assumptions adopted in measuring the defined benefit pension plan obligations and net benefit plan expense as at April 30, 2013 and 2014 are as follows:

	2013	2014
Discount rate	4.06%	4.11%
Rate of compensation increase	2.06%	1.97%
Discount rate for pension expense	4.06%	4.11%
Expected long-term rate of return on plan assets	6.72%	6.57%
The net defined benefit pension plan expense (income) is as follows:

	For the year ended
	April 30, 2012	April 30, 2013	April 30, 2014
Current service cost	$17,573	$19,719	$19,832
Interest cost	35,344	31,587	32,021
Expected return on plan assets	(34,691)	(41,587)	(51,122)
Amortization of net actuarial and experience losses	507	1,009	1,792
Amortization of past service credits	(249)	(367)	(432)
Employee contributions	(2,911)	(2,963)	(2,970)
	$15,573	$7,398	$(879)
The components of other comprehensive loss relating to the plans consist of the following:

	For the year ended
	April 30, 2012	April 30, 2013	April 30, 2014
Other comprehensive loss (income):
Net loss	$46,452	$37,090	$35,320
Net prior service credit	(14,766)	—	(1,754)
Amortization of net actuarial loss, past service credits and transition amounts	(258)	(642)	(1,360)
Foreign exchange translation	402	—	—
	$31,830	$36,448	$32,206

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

18.    Employee pension plans (continued):

(b)	Defined benefit pension plans (continued):
As at April 30, 2014, the estimated net loss and net prior service credit that will be amortized from accumulated other comprehensive loss into net period benefit cost are $2.1 million and $(0.6) million, respectively.

(c)	Benefit Payments:
As at April 30, 2014, benefits expected to be paid under the defined benefit pension plans in each of the next five fiscal years and in aggregate for the fiscal years thereafter, are as follows:

Pension benefits
2015	$30,631
2016	31,831
2017	32,138
2018	34,122
2019	35,221
Thereafter	194,135
$358,078

(d)	Pension plan assets and fair value measurement:

	April 30, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total plan assets
Assets:
Cash equivalents and other short-term investments	$21,780	$—	$—	$21,780
Equity investments	222,052	—	17,907	239,959
Fixed income	148,945	207,461	—	356,406
Money market and other	56,539	23,844	20,716	101,099
	$449,316	$231,305	$38,623	$719,244
	April 30, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total plan assets
Assets:
Cash equivalents and other short-term investments	$2,507	$—	$—	$2,507
Equity investments	49,916	152,528	18,517	220,961
Fixed income	83,457	279,607	307	363,371
Money market and other	20,360	163,072	20,173	203,605
	$156,240	$595,207	$38,997	$790,444

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

18.    Employee pension plans (continued):
The methods and assumptions used to estimate the fair value of the pension assets in level 1 are based on publicly available quoted market prices. The level 3 assets are valued using third party appraisals and changes in the level 3 assets are as follows:

	2013	2014
Opening	$31,714	$38,623
Actual return on assets	7,055	1,580
Foreign currency translation	(146)	(1,206)
	$38,623	$38,997

19.    Derivative financial instruments and fair value measurements:
We are exposed to foreign exchange risk primarily from our subsidiaries which incur revenue and operating expenses in currencies other than US dollars with the most significant being the Pound Sterling, Norwegian Kroner, Canadian dollars, Australian dollars and Euros. We monitor these exposures through our cash forecasting process and regularly enter into foreign exchange forward contracts to manage our exposure to fluctuations in expected future cash flows related to transactions in currencies other than the functional currency.
The outstanding foreign exchange forward contracts are as follows:

	Notional		Fair value	Maturity dates
April 30, 2013:
Purchase contracts to sell US dollars and buy Canadian dollars	CAD	231,922	$383	May 2013 to Nov 2015
Purchase contracts to sell US dollars and buy Euros		€69,268	5,451	Dec 2013 to July 2014
Purchase contracts to sell Pounds Sterling and buy Euros		€61,000	(1,270)	May 2013 to Dec 2015

April 30, 2014:
Purchase contracts to sell US dollars and buy Canadian dollars	CAD	235,000	$(10,925)	May 2014 to Nov 2016
Purchase contracts to sell US dollars and buy Euros		€42,051	2,291	July 2014 to Oct 2014
Purchase contracts to sell Pounds Sterling and buy Euros		€54,000	(2,547)	May 2014 to Dec 2016
A loss in the amount of $12.8 million, a gain of $1.1 million and a loss of $13.4 million were recognized in other financing charges related to derivative forward exchange contracts in the statement of operations for the years ended April 30, 2012, 2013 and 2014, respectively.
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
A gain of $7.4 million, a gain of $0.2 million and a gain of $12.1 million due to the change in the fair value of embedded derivatives were recognized in the statement of operations as a part of other financing charges for the years ended April 30, 2012, 2013 and 2014, respectively.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

19.    Derivative financial instruments and fair value measurements (continued):
The following tables summarize the financial instruments measured at fair value on a recurring basis excluding cash and cash equivalents and restricted cash:

	April 30, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value
Financial assets
Other assets, current:
Foreign currency forward contracts	$—	$5,636	$—	$5,636
Foreign currency embedded derivatives	—	128	—	128
Other assets, non-current:
Foreign currency forward contracts	—	1,949	—	1,949
Foreign currency embedded derivatives	—	274	—	274
	$—	$7,987	$—	$7,987

	April 30, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value
Financial assets
Other liabilities, current:
Foreign currency forward contracts	$—	$(1,960)	$—	$(1,960)
Foreign currency embedded derivatives	—	(10,772)	—	(10,772)
Other liabilities, non-current:
Foreign currency forward contracts	—	(1,061)	—	(1,061)
Foreign currency embedded derivatives	—	(14,710)	—	(14,710)
	$—	$(28,503)	$—	$(28,503)

	April 30, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value
Financial assets
Other assets, current:
Foreign currency forward contracts	$—	$2,306	$—	$2,306
Foreign currency embedded derivatives	—	805	—	805
Other assets, non-current:
Foreign currency forward contracts	—	192	—	192
Foreign currency embedded derivatives	—	3,432	—	3,432
	$—	$6,735	$—	$6,735

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

19.	Derivative financial instruments and fair value measurements (continued):

	April 30, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value
Financial liabilities
Other liabilities, current:
Foreign currency forward contracts	$—	$(8,373)	$—	$(8,373)
Foreign currency embedded derivatives	—	(7,684)	—	(7,684)
Other liabilities, non-current:
Foreign currency forward contracts	—	(5,306)	—	(5,306)
Foreign currency embedded derivatives	—	(8,011)	—	(8,011)
	$—	$(29,374)	$—	$(29,374)
Inputs to the valuation methodology for Level 2 measurements include publicly available forward rates, credit spreads and US$ or Euro interest rates, and inputs are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. There were no transfers between categories in the fair value hierarchy.
The carrying values of the other financial instruments, which are measured at other than fair value, approximate fair value due to the short terms to maturity, except for non-revolving debt obligations, the fair values of which are as follows:

	April 30, 2013		April 30, 2014
	Fair value	Carrying value	Fair value	Carrying value
Senior secured notes	$1,391,000	$1,287,303	$1,254,825	$1,159,675
Senior unsecured notes	—	—	311,250	300,000
The fair value of the senior secured and unsecured notes is determined based on market information provided by third parties which is considered to be a level 2 measurement in the fair value hierarchy.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

20.	Supplemental cash flow information:

	For the year ended
	April 30, 2012	April 30, 2013	April 30, 2014
Cash interest paid	$110,163	$113,345	$141,335
Cash taxes paid	15,584	26,848	32,783
Assets acquired through non-cash capital leases	48,529	27,406	55,928
Change in cash resulting from changes in operating assets and liabilities:

	For the year ended
	April 30, 2012	April 30, 2013	April 30, 2014
Receivables	$(38,412)	$(55,275)	$27,991
Income taxes receivable and payable	5,117	(331)	(8,602)
Inventories	5,007	(18,167)	(19,597)
Prepaid expenses	(4,332)	(1,060)	(5,409)
Payable and accruals	12,532	21,674	(6,299)
Deferred revenue	4,645	5,379	20,369
Other assets and liabilities	(6,206)	318	(5,716)
	$(21,649)	$(47,462)	$2,737

21.	Guarantees:
We have provided limited guarantees to third parties under some of our operating leases relating to a portion of the residual helicopter values at the termination of the leases, which have terms expiring between fiscal 2015 and 2024. Our exposure under the asset value guarantees including guarantees in the form of funded and unfunded residual value guarantees, rebateable advance rentals and deferred payments is approximately $232.3 million and $245.2 million as at April 30, 2013 and 2014, respectively.

22.    Related party transactions:

(a)	Related party leasing transactions and balances:
During the years ended April 30, 2013 and 2014 we engaged in leasing transactions with VIEs related to our majority shareholder (note 3).

(b)	Balances with our majority shareholder:
At April 30, 2013, $2.0 million in payables and accruals is due to and $0.1 million in receivables is due from our majority shareholder. At April 30, 2014, $2.0 million in payables and accruals is due to our majority shareholder.

(c)	Repayment of related party loans:
On June 24, 2013, one of our subsidiaries repaid $25.1 million of related party loans to companies under common control with our majority shareholder. The loan bore interest at 4.5% per annum.
On July 16, 2013, we borrowed $25.0 million from companies under common control with our majority shareholder. On July 19, 2013, the loan was repaid. The loan bore interest at 4.5% per annum.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

23.	Commitments:

(a)	Operating leases:
We have helicopter operating leases with 18 lessors for 166 helicopters and 21 lessors for 171 helicopters included in our fleet at April 30, 2013 and 2014, respectively. As at April 30, 2014, these leases had expiry dates ranging from fiscal 2015 to 2024. We have the option to purchase the majority of the helicopters for agreed amounts that do not constitute bargain purchase options, but have no commitment to do so. With respect to such leased helicopters, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at our expense. We either perform this work internally through our own repair and overhaul facilities or have the work performed by an external repair and overhaul service provider.
At April 30, 2014, we have commitments with respect to operating leases for helicopters, buildings, land and equipment. The minimum lease rentals required under operating leases are payable in the following amounts over the following years ended April 30:

	Helicopter operating leases	Building, land and equipment operating leases	Total operating leases
2015	$274,320	$14,368	$288,688
2016	267,335	11,470	278,805
2017	242,300	10,033	252,333
2018	229,830	7,101	236,931
2019	213,416	6,075	219,491
Thereafter	385,239	58,572	443,811
	$1,612,440	$107,619	$1,720,059

During the year ended April 30, 2012, 2013 and 2014, we incurred helicopter operating lease and related costs of $176.7 million, $201.7 million and $227.9 million and other operating lease costs of $9.3 million, $13.8 million and $17.4 million, respectively.
As at April 30, 2014, we have committed to purchase 28 new helicopters and the total required additional expenditures for these helicopters is approximately $688.2 million. These helicopters are expected to be delivered in fiscal 2015 ($351.4 million), 2016 ($251.9 million) and 2017 ($84.9 million) and will be deployed in our Helicopter Services segment. We intend to enter into leases for these helicopters or purchase them outright upon delivery from the manufacturer. Additionally, we have committed to purchase $61.4 million of helicopter parts by October 31, 2015 and $100.0 million of heavy helicopters from Airbus Helicopters prior to December 31, 2016.
The terms of certain of the helicopter lease agreements impose operating and financial limitations on us. Such agreements limit the extent to which we may, among other things, incur indebtedness and fixed charges relative to our level of consolidated adjusted earnings before interest, taxes, depreciation and amortization.
Generally, in the event of a covenant breach, a lessor has the option to terminate the lease and require the return of the helicopter, with the repayment of any arrears of lease payments plus the present value of all future lease payments and certain other amounts which could be material to our financial position. The helicopter would then be sold and the surplus, if any, returned to us. Alternatively we could exercise our option to purchase the helicopter. As at April 30, 2014 the Company was in compliance with all financial covenants.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

23.    Commitments (continued):
(b)    Minimum training purchases:
Our fifteen year master training services agreement with CAE commits us to annual minimum training purchases as follows:

Minimum training service purchase commitment
2015	$11,611
2016	8,128
2017	5,689
2018	3,983
2019	2,788
and thereafter	5,969
$38,168

24.	Contingencies:
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
In addition, from time to time, the Company or its subsidiaries are involved in tax and other disputes with various government agencies. The following summarizes certain of these pending disputes:
In 2006, we voluntarily disclosed to OFAC that several of our subsidiaries formerly operating as Schreiner Airways may have violated applicable US laws and regulations by re-exporting to Iran, Sudan, and Libya certain helicopters, related parts, map data, operation and maintenance manuals, and helicopter parts for third-party customers. OFAC’s investigation is ongoing and we continue to fully cooperate. Should the US government determine that these activities violated applicable laws and regulations, we or our subsidiaries may be subject to civil or criminal penalties, including fines and/or suspension of the privilege to engage in trading activities involving goods, software and technology subject to the US jurisdiction. At April 30, 2014, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.
Brazilian customs authorities seized one of our helicopters (customs value of $10.0 million) as a result of allegations that we violated Brazilian customs law by failing to ensure our customs agent and the customs agent’s third party shipping company followed approved routing of the helicopter during transport. We secured release of the helicopter and are disputing through court action any claim for penalties associated with the seizure and the alleged violation. We have preserved our rights by filing a civil action against our customs agent for any losses that may result. At April 30, 2014, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.
Our Brazilian subsidiary is disputing claims from the Brazilian tax authorities that it was not entitled to certain credits in 2004 and 2007. The tax authorities are seeking up to $4.8 million in additional taxes plus interest and penalties. We believe that based on our interpretation of tax legislation and well established aviation industry practice we are in compliance with all applicable tax legislation and plan to defend this claim vigorously. At April 30, 2014, it is not possible to determine the outcome of this matter or the significance, if any, to our business, financial condition and result of operations.
Our Brazilian subsidiary is also disputing assessments from the municipal governments in Macae and Cabo Frio related to cross-border flights and invoicing. The municipalities are seeking up to $5.0 million in taxes and penalties. We do not believe the Company is liable for these amounts and will continue to dispute these assessments through administrative and judicial processes. At April 30, 2014, it is not possible to determine the outcome of this matter or the significance, if any, to our business, financial condition and result of operations.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

24.	Contingencies (continued):
In the United Kingdom, the Ministry for Transport is investigating potential wrongdoing involving two ex-employees in conjunction with the SAR-H bid award processes. This arose from our self-reporting potential improprieties by these individuals upon their discovery in 2010. The SAR-H bid process was subsequently canceled. We will continue to cooperate in all aspects of the investigation. At April 30, 2014, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.

25.	Segment information:
We operate under the following segments:
•Helicopter Services;
•Heli-One;
•Corporate and other.
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
Heli-One, the MRO segment, includes facilities in Norway, Canada, Australia, Poland, and the US that provide helicopter repair and overhaul services for our fleet and for an external customer base in Europe, Asia and North America.
Corporate and other includes corporate office costs in various jurisdictions and is not considered a reportable segment.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

25.	Segment information (continued):

	For the year ended April 30, 2012
	Helicopter services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$1,526,060	$166,479	$—	$—	$1,692,539
Add: Inter-segment revenues	7,568	283,026	—	(290,594)	—
Total revenue	1,533,628	449,505	—	(290,594)	1,692,539
Direct costs (i)	(1,135,743)	(353,485)	—	283,488	(1,205,740)
Earnings from equity accounted investees	2,844	—	—	—	2,844
General and administration costs	—	—	(70,108)	—	(70,108)
Adjusted EBITDAR (ii)	400,729	96,020	(70,108)	(7,106)	419,535
Helicopter lease and associated costs	(176,685)	—	—	—	(176,685)
Depreciation					(112,967)
Restructuring costs					(22,511)
Asset impairments (iii)					(17,651)
Gain on disposal of assets					8,169
Operating income					97,890
Interest on long-term debt					(116,578)
Foreign exchange gain					1,819
Other financing charges					(15,019)
Income tax expense					(48,225)
Loss from continuing operations					(80,113)
Loss from discontinued operations, net of tax					(16,107)
Net loss					$(96,220)

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statement of operations these costs are combined.

(ii)
Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization and helicopter lease and associated costs or total revenue plus earnings from equity accounted investees less direct costs excluding helicopter lease and associated costs and general and administration expenses.

(iii)	Asset impairments of $17.4 million relate to the Helicopter Services segment and $0.2 million relates to the Corporate and other segment.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

25.	Segment information (continued):

	For the year ended April 30, 2013
	Helicopter services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$1,603,403	$140,444	$—	$—	$1,743,847
Add: Inter-segment revenues	5,575	286,709	—	(292,284)	—
Total revenue	1,608,978	427,153	—	(292,284)	1,743,847
Direct costs (i)	(1,144,045)	(335,453)	—	289,397	(1,190,101)
Earnings from equity accounted investees	4,718	—	—	—	4,718
General and administration costs	—	—	(74,113)	—	(74,113)
Adjusted EBITDAR (ii)	469,651	91,700	(74,113)	(2,887)	484,351
Helicopter lease and associated costs	(201,736)	—	—	—	(201,736)
Depreciation					(131,926)
Restructuring costs					(10,976)
Asset impairments (iii)					(29,981)
Loss on disposal of assets					(15,483)
Operating income					94,249
Interest on long-term debt					(127,199)
Foreign exchange loss					(11,383)
Other financing charges					(18,729)
Income tax expense					(54,452)
Loss from continuing operations					(117,514)
Earnings from discontinued operations, net of tax					1,025
Net loss					$(116,489)
Segment assets	$1,741,518	$646,811	$473,392	$—	$2,861,721
Segment assets –held-for-sale (note 5)	32,047	—	—	—	32,047
Total assets	$1,773,565	$646,811	$473,392	$—	$2,893,768
Segment capital asset expenditures	$279,197	$140,911	$7,771	$—	$427,879
Segment goodwill	430,462	—	—	—	430,462

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statement of operations these costs are combined.

(ii)
Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization and helicopter lease and associated costs or total revenue plus earnings from equity accounted investees less direct costs excluding helicopter lease and associated costs and general and administration expenses.

(iii)	Asset impairments of $29.9 million relate to the Helicopter Services segment and $0.1 million relates to Corporate and other segment.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

25.	Segment information (continued):

	For the year ended April 30, 2014
	Helicopter services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$1,617,708	$147,271	$—	$—	$1,764,979
Add: Inter-segment revenues	4,404	278,946	—	(283,350)	—
Total revenue	1,622,112	426,217	—	(283,350)	1,764,979
Direct costs (i)	(1,141,514)	(370,883)	—	280,253	(1,232,144)
Earnings from equity accounted investees	7,240	—	—	—	7,240
General and administration costs	—	—	(95,087)	—	(95,087)
Adjusted EBITDAR (ii)	487,838	55,334	(95,087)	(3,097)	444,988
Helicopter lease and associated costs	(227,893)	—	—	—	(227,893)
Depreciation					(144,573)
Asset impairments (iii)					(25,933)
Loss on disposal of assets					(6,631)
Operating income					39,958
Interest on long-term debt					(153,222)
Foreign exchange loss					(6,028)
Other financing charges					(23,253)
Income tax expense					(28,374)
Net loss					$(170,919)
Segment assets	$1,858,962	$768,569	$449,947	$—	$3,077,478
Segment assets –held-for-sale (note 5)	26,849	—	—	—	26,849
Total assets	$1,885,811	$768,569	$449,947	$—	$3,104,327
Segment capital asset expenditures	$514,822	$130,184	$1,747	$—	$646,753
Segment goodwill	432,376	—	—	—	432,376

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statement of operations these costs are combined.

(ii)
Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization and helicopter lease and associated costs or total revenue plus earnings from equity accounted investees less direct costs excluding helicopter lease and associated costs and general and administration expenses.

(iii)	Asset impairments of $24.8 million relate to the Helicopter Services segment and $1.1 million relates to Corporate and other segment.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

25.	Segment information (continued):
Geographic information:

	Revenue
	For the year ended
	April 30, 2012	April 30, 2013	April 30, 2014
Norway	$531,452	$491,938	$520,279
United Kingdom	262,592	306,893	282,919
Australia	213,970	261,424	249,996
Brazil	210,347	282,469	264,815
Asia	93,782	86,949	94,172
Other European Countries	264,156	207,967	213,475
Other Countries	116,240	106,207	139,323
Consolidated total	$1,692,539	$1,743,847	$1,764,979
Revenues by geography are attributed to MRO contracting bases and the location of service for helicopter flying services.
We provide services across different geographic areas to many customers. In the years ended April 30, 2012, 2013 and 2014, revenue from two customers were greater than 10% of our revenue. These customers contributed revenues to Helicopter Services of $450.5 million, $493.0 million and $483.7 million for the years ended April 30, 2012, 2013 and 2014, respectively. As at April 30, 2013 and 2014, these two customers had outstanding accounts receivable balances of $42.0 million and $41.8 million.

	Property and equipment		Goodwill
	April 30, 2013	April 30, 2014	April 30, 2013	April 30, 2014
Norway	$532,477	$535,038	$39,421	$38,104
United Kingdom	56,074	15,523	85,687	88,899
Australia	151,619	163,872	19,447	17,404
Brazil	66,696	53,938	59,734	59,734
Canada	95,234	107,225	10,718	10,935
Asia	50,408	19,976	16,100	16,100
Other European Countries	17,662	28,342	44,102	46,446
Other Countries	105,084	126,845	155,253	154,754
Consolidated total	$1,075,254	$1,050,759	$430,462	$432,376
Property and equipment is attributed to countries based on the physical location of the asset at the fiscal year end.

26.	Subsequent event:

In May 2014, one of our subsidiaries purchased $65.0 million of the senior secured notes on the open market at premiums ranging from 8.00% to 9.13%. A loss on debt extinguishment of $7.4 million was incurred.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

27.     Supplemental condensed consolidated financial information:
The Company and certain of its direct and indirect wholly-owned subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guaranteed on a joint and several basis certain outstanding indebtedness of CHC Helicopter S.A., one of our subsidiaries. The following consolidating schedules present financial information as of April 30, 2013 and 2014 and for the years ended April 30, 2012, 2013 and 2014 based on the guarantor structure that was in place at April 30, 2014.
The Sub-Parent column includes the financial position, results of operations and cash flows of several indirect parent entities of CHC Helicopter S.A. who have not provided guarantees of its debt. The investment in subsidiaries held by these entities is accounted for using the equity method.
The restricted net assets of CHC Group Ltd.’s wholly-owned subsidiaries exceed 25% of the consolidated net assets of the Company. The ability of certain subsidiaries of CHC Group Ltd. to pay dividends and to make loans and advances may be limited due to the restrictive covenants in the agreements governing its subsidiary’s credit arrangements. The restrictions apply to all of the assets of certain subsidiaries of CHC Group Ltd. The condensed parent company financial statements are provided in the following consolidating schedules under the Parent column.
The Parent columns have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of CHC Group Ltd.’s wholly-owned subsidiaries exceed 25% of the consolidated net assets of the Company. The ability of CHC Group Ltd. to pay dividends and to make loans and advances may be limited due to the restrictive covenants in the agreements governing its subsidiary’s credit arrangements. The restrictions apply to all of the net assets of CHC Group Ltd.’s subsidiaries.
The Parent columns in the condensed consolidated financial information are for CHC Group Ltd. on a standalone basis (the “Parent”) and the equity method of accounting is used to reflect ownership interest in its subsidiary.
The condensed financial statements should be read in conjunction with the consolidated financial statements of CHC Group and subsidiaries and notes thereto. Refer to the consolidated financial statements and notes presented elsewhere herein for additional information and disclosures with respect to these financial statements.
No dividends have been paid to the Parent in any of the last three fiscal years by its subsidiary.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Balance Sheets as at April 30, 2013 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$87	$3,478	$136,835	$(13,121)	$(3,478)	$123,801
Receivables, net of allowance for doubtful accounts	—	61	113	147,138	170,744	(754)	317,302
Current intercompany receivables	—	—	439,585	505,725	241,723	(1,187,033)	—
Income taxes receivable	—	—	—	362	25,509	—	25,871
Deferred income tax assets	—	—	—	(8)	57	—	49
Inventories	—	—	—	100,263	5,531	—	105,794
Prepaid expenses	—	—	49	10,313	11,906	(49)	22,219
Other assets	—	—	5,593	46,715	93,038	(89,263)	56,083
	—	148	448,818	947,343	535,387	(1,280,577)	651,119
Property and equipment, net	—	—	—	993,911	81,724	(381)	1,075,254
Investments	543,511	538,704	393,062	411,624	18,116	(1,878,121)	26,896
Intangible assets	—	—	—	194,360	3,450	—	197,810
Goodwill	—	—	—	334,129	96,333	—	430,462
Restricted cash	—	—	—	8,172	21,467	—	29,639
Other assets	—	977	29,449	377,211	61,596	(29,444)	439,789
Long-term intercompany receivables	—	29,854	859,564	43,324	449,718	(1,382,460)	—
Deferred income tax assets	—	—	—	10,104	648	—	10,752
Assets held for sale	—	—	—	32,047	—	—	32,047
	$543,511	$569,683	$1,730,893	$3,352,225	$1,268,439	$(4,570,983)	$2,893,768
Liabilities and Shareholders' Equity
Current Liabilities
Payables and accruals	$13	$1,085	$6,516	$280,998	$138,188	$(6,394)	$420,406
Deferred revenue	—	—	—	18,901	8,751	—	27,652
Income taxes payable	—	87	457	37,416	10,571	(458)	48,073
Current intercompany payables	—	—	35,729	281,132	466,300	(783,161)	—
Deferred income tax liabilities	—	—	—	537	81	—	618
Current facility secured by accounts receivable	—	—	—	—	53,512	—	53,512
Other liabilities	—	25,000	83,596	100,129	6,332	(167,266)	47,791
Current portion of long-term debt obligations	—	—	—	2,138	—	—	2,138
	13	26,172	126,298	721,251	683,735	(957,279)	600,190
Long-term debt obligations	—	—	1,337,303	1,475,087	—	(1,337,303)	1,475,087
Long-term intercompany payables	29,817	—	—	436,282	56,789	(522,888)	—
Deferred revenue	—	—	—	25,910	30,080	—	55,990
Other liabilities	—	—	—	145,566	100,889	—	246,455
Deferred income tax liabilities	—	—	—	9,287	1,340	—	10,627
Total liabilities	29,830	26,172	1,463,601	2,813,383	872,833	(2,817,470)	2,388,349
Redeemable non-controlling interests	—	—	—	—	(8,262)	—	(8,262)
Shareholders' equity	513,681	543,511	267,292	538,842	403,868	(1,753,513)	513,681
	$543,511	$569,683	$1,730,893	$3,352,225	$1,268,439	$(4,570,983)	$2,893,768

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Balance Sheets as at April 30, 2014 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$90	$88	$98,067	$315,602	$(13,258)	$(98,067)	$302,522
Receivables, net of allowance for doubtful accounts	—	70	113	128,121	164,661	(626)	292,339
Current intercompany receivables	30,720	—	326,687	549,410	306,659	(1,213,476)	—
Income taxes receivable	—	—	—	159	28,013	—	28,172
Deferred income tax assets	—	—	—	—	60	—	60
Inventories	—	—	—	122,705	8,186	—	130,891
Prepaid expenses	1,046	—	30	6,614	20,023	(30)	27,683
Other assets	—	—	5,356	32,330	217,545	(206,022)	49,209
	31,856	158	430,253	1,154,941	731,889	(1,518,221)	830,876
Property and equipment, net	—	—	—	951,025	100,116	(382)	1,050,759
Investments	656,167	627,534	989,722	590,947	21,546	(2,854,565)	31,351
Intangible assets	—	—	—	174,394	3,469	—	177,863
Goodwill	—	—	—	335,438	96,938	—	432,376
Restricted cash	—	—	—	12,719	18,847	—	31,566
Other assets	—	36	33,245	463,071	56,199	(33,245)	519,306
Long-term intercompany receivables	—	29,817	670,470	59,225	466,397	(1,225,909)	—
Deferred income tax assets	—	—	—	576	2,805	—	3,381
Assets held for sale	—	—	—	26,849	—	—	26,849
	$688,023	$657,545	$2,123,690	$3,769,185	$1,498,206	$(5,632,322)	$3,104,327
Liabilities and Shareholders' Equity
Current Liabilities
Payables and accruals	$1,086	$98	$19,345	$213,967	$140,186	$(19,341)	$355,341
Deferred revenue	—	—	—	21,578	8,858	—	30,436
Income taxes payable	—	58	410	36,963	4,954	(410)	41,975
Current intercompany payables	5,628	1,222	77,289	357,594	522,210	(963,943)	—
Deferred income tax liabilities	—	—	—	16	82	—	98
Current facility secured by accounts receivable	—	—	—	—	62,596	—	62,596
Other liabilities	—	—	200,709	251,377	4,460	(401,376)	55,170
Current portion of long-term debt obligations	—	—	—	4,107	—	—	4,107
	6,714	1,378	297,753	885,602	743,346	(1,385,070)	549,723
Long-term debt obligations	—	—	1,459,675	1,546,155	—	(1,459,675)	1,546,155
Long-term intercompany payables	29,817	—	—	466,394	59,232	(555,443)	—
Deferred revenue	—	—	—	37,846	43,639	—	81,485
Other liabilities	—	—	—	198,995	88,390	—	287,385
Deferred income tax liabilities	—	—	—	6,659	4,006	—	10,665
Total liabilities	36,531	1,378	1,757,428	3,141,651	938,613	(3,400,188)	2,475,413
Redeemable non-controlling interests	—	—	—	—	(22,578)	—	(22,578)
Shareholders' equity	651,492	656,167	366,262	627,534	582,171	(2,232,134)	651,492
	$688,023	$657,545	$2,123,690	$3,769,185	$1,498,206	$(5,632,322)	$3,104,327

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Statements of Operations and Comprehensive Loss for the year ended April 30, 2012 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$1,154,778	$1,093,376	$(555,615)	$1,692,539
Operating expenses:
Direct costs	—	—	(2)	(866,202)	(1,071,839)	555,618	(1,382,425)
Earnings (loss) from equity accounted investees	(108,642)	(107,422)	(102,017)	(42,052)	1,178	361,799	2,844
General and administration costs	—	(1,044)	32,223	(37,549)	(31,515)	(32,223)	(70,108)
Depreciation	—	—	—	(98,755)	(14,212)	—	(112,967)
Restructuring costs	—	—	—	(18,359)	(4,152)	—	(22,511)
Asset impairments	—	(236)	—	(16,740)	(675)	—	(17,651)
Gain on disposal of assets	—	—	—	7,335	834	—	8,169
	(108,642)	(108,702)	(69,796)	(1,072,322)	(1,120,381)	885,194	(1,594,649)
Operating income (loss)	(108,642)	(108,702)	(69,796)	82,456	(27,005)	329,579	97,890
Financing income (charges)	—	68	(42,655)	(120,867)	(8,978)	42,654	(129,778)
Loss from continuing operations before income tax	(108,642)	(108,634)	(112,451)	(38,411)	(35,983)	372,233	(31,888)
Income tax recovery (expense)	—	(8)	(3,072)	(52,904)	4,687	3,072	(48,225)
Loss from continuing operations	(108,642)	(108,642)	(115,523)	(91,315)	(31,296)	375,305	(80,113)
Loss from discontinued operations, net of tax	—	—	—	(16,107)	—	—	(16,107)
Net loss	(108,642)	(108,642)	(115,523)	(107,422)	(31,296)	375,305	(96,220)
Net earnings (loss) attributable to:
Controlling interest	(108,642)	(108,642)	(115,523)	(107,422)	(43,718)	375,305	(108,642)
Non-controlling interests	—	—	—	—	12,422	—	12,422
Net loss	$(108,642)	$(108,642)	$(115,523)	$(107,422)	$(31,296)	$375,305	$(96,220)
Comprehensive loss	$(185,439)	$(185,439)	$(190,410)	$(184,219)	$(68,832)	$627,488	$(186,851)

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Statements of Operations and Comprehensive Loss for the year ended April 30, 2013 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$1,127,239	$1,122,076	$(505,468)	$1,743,847
Operating expenses:
Direct costs	—	—	(72)	(810,511)	(1,086,794)	505,540	(1,391,837)
Earnings (loss) from equity accounted investees	(119,436)	(119,079)	(28,933)	34,573	2,571	235,022	4,718
General and administration costs	—	(311)	(1,185)	(64,394)	(9,408)	1,185	(74,113)
Depreciation	—	—	—	(120,466)	(11,460)	—	(131,926)
Restructuring costs	—	—	(16)	(5,126)	(5,850)	16	(10,976)
Asset impairments	—	(58)	—	(29,923)	—	—	(29,981)
Loss on disposal of assets	—	—	—	(12,976)	(2,507)	—	(15,483)
	(119,436)	(119,448)	(30,206)	(1,008,823)	(1,113,448)	741,763	(1,649,598)
Operating income (loss)	(119,436)	(119,448)	(30,206)	118,416	8,628	236,295	94,249
Financing income (charges)	—	23	(90,822)	(199,012)	41,678	90,822	(157,311)
Income (loss) from continuing operations before income tax	(119,436)	(119,425)	(121,028)	(80,596)	50,306	327,117	(63,062)
Income tax expense	—	(11)	(3,556)	(39,508)	(14,933)	3,556	(54,452)
Earnings (loss) from continuing operations	(119,436)	(119,436)	(124,584)	(120,104)	35,373	330,673	(117,514)
Earnings from discontinued operations, net of tax	—	—	—	1,025	—	—	1,025
Net earnings (loss)	(119,436)	(119,436)	(124,584)	(119,079)	35,373	330,673	(116,489)
Net earnings (loss) attributable to:							—
Controlling interest	(119,436)	(119,436)	(124,584)	(119,079)	32,426	330,673	(119,436)
Non-controlling interests	—	—	—	—	2,947	—	2,947
Net earnings (loss)	$(119,436)	$(119,436)	$(124,584)	$(119,079)	$35,373	$330,673	$(116,489)
Comprehensive loss	$(147,675)	$(147,675)	$(150,237)	$(147,318)	$(22,753)	$458,046	$(157,612)

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Statements of Operations and Comprehensive Loss for the year ended April 30, 2014 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$1,155,818	$1,169,475	$(560,314)	$1,764,979
Operating expenses:
Direct costs	—	—	(122)	(865,082)	(1,155,269)	560,436	(1,460,037)
Earnings (loss) from equity accounted investees	(148,349)	(147,895)	44,525	130,025	5,107	123,827	7,240
General and administration costs	(23,104)	(349)	(3,783)	(82,420)	10,785	3,784	(95,087)
Depreciation	—	—	—	(119,808)	(24,765)	—	(144,573)
Asset impairments	(1,115)	—	—	(24,818)	—	—	(25,933)
Loss on disposal of assets	—	—	—	(6,110)	(521)	—	(6,631)
	(172,568)	(148,244)	40,620	(968,213)	(1,164,663)	688,047	(1,725,021)
Operating income (loss)	(172,568)	(148,244)	40,620	187,605	4,812	127,733	39,958
Financing income (charges)	20	(97)	(173,929)	(305,822)	123,398	173,927	(182,503)
Earnings (loss) from continuing operations before income tax	(172,548)	(148,341)	(133,309)	(118,217)	128,210	301,660	(142,545)
Income tax recovery (expense)	—	(8)	(2,768)	(29,678)	1,311	2,769	(28,374)
Net earnings (loss)	(172,548)	(148,349)	(136,077)	(147,895)	129,521	304,429	(170,919)
Net earnings (loss) attributable to:
Controlling interest	(172,548)	(148,349)	(136,077)	(147,895)	127,892	304,429	(172,548)
Non-controlling interests	—	—	—	—	1,629	—	1,629
Net earnings (loss)	$(172,548)	$(148,349)	$(136,077)	$(147,895)	$129,521	$304,429	$(170,919)
Comprehensive income (loss)	$(205,497)	$(181,298)	$(172,754)	$(180,844)	$147,277	$371,782	$(221,334)

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Cash Flows for the year ended April 30, 2012 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$—	$(7)	$(174,931)	$30,733	$(13,998)	$174,931	$16,728
Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	—	27,203	—	27,203
Net proceeds from the issuance of capital stock	100,000	100,000	—	100,000	—	(200,000)	100,000
Long-term debt proceeds	—	—	835,000	867,853	—	(835,000)	867,853
Long-term debt repayments	—	—	(780,000)	(786,808)	—	780,000	(786,808)
Increase in deferred financing costs	—	—	(1,033)	(1,033)	—	1,033	(1,033)
Dividends received	—	—	40,000	—	—	(40,000)	—
Long-term intercompany flow-issuance of debt	—	—	71,501	—	—	(71,501)	—
Cash provided by financing activities	100,000	100,000	165,468	180,012	27,203	(365,468)	207,215
Investing activities:
Property and equipment additions	—	—	—	(341,325)	(35,299)	—	(376,624)
Proceeds from disposal of property and equipment	—	—	—	218,253	6	—	218,259
Helicopter deposits net of lease inception refunds	—	—	—	(47,307)	—	—	(47,307)
Restricted cash	—	—	—	536	(13,671)	—	(13,135)
Investment in subsidiaries, net of cash acquired	(100,000)	(100,000)	—	—	—	200,000	—
Cash used in investing activities	(100,000)	(100,000)	—	(169,843)	(48,964)	200,000	(218,807)
Cash provided by (used in) continuing operations	—	(7)	(9,463)	40,902	(35,759)	9,463	5,136
Cash provided by (used in) discontinued operations:
Cash provided by operating activities	—	—	—	2,240	—	—	2,240
Cash used in financing activities	—	—	—	(2,240)	—	—	(2,240)
Cash provided by (used in) discontinued operations	—	—	—	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(14,718)	(3,799)	—	(18,517)
Change in cash and cash equivalents during the year	—	(7)	(9,463)	26,184	(39,558)	9,463	(13,381)
Cash and cash equivalents, beginning of the year	—	99	2,692	15,044	53,877	(2,692)	69,020
Cash and cash equivalents, end of the year	$—	$92	$(6,771)	$41,228	$14,319	$6,771	$55,639

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Cash Flows for the year ended April 30, 2013 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$—	$(5)	$(217,525)	$21,431	$(20,145)	$217,447	$1,203
Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	—	7,262	—	7,262
Net proceeds from issuance of capital stock	—	—	—	24,922	—	(24,922)	—
Proceeds from issuance of senior secured notes	—	—	202,000	202,000	—	(202,000)	202,000
Long-term debt proceeds	—	—	1,025,000	1,168,745	—	(1,025,000)	1,168,745
Long-term debt repayments	—	—	(1,100,000)	(1,178,035)	—	1,100,000	(1,178,035)
Increase in deferred financing costs	—	—	(3,971)	(3,971)	—	3,971	(3,971)
Related party loans	—	25,000	—	—	—	—	25,000
Long term intercompany flow – issuance (repayment) of debt	—	—	(25,593)	(5,141)	5,141	25,593	—
Dividends paid	—	—	—	(130,338)	—	130,338	—
Cash provided by financing activities	—	25,000	97,436	78,182	12,403	7,980	221,001
Investing activities:
Property and equipment additions	—	—	—	(399,940)	(27,939)	—	(427,879)
Proceeds from disposal of property and equipment	—	—	—	342,424	10,917	—	353,341
Helicopter deposits net of lease inception refunds	—	—	—	(71,675)	—	—	(71,675)
Investments in subsidiaries	—	(25,000)	—	—	—	25,000	—
Restricted cash	—	—	—	(2,211)	(3,542)	—	(5,753)
Dividends received	—	—	130,338	130,338	—	(260,676)	—
Cash provided by (used in) investing activities	—	(25,000)	130,338	(1,064)	(20,564)	(235,676)	(151,966)
Cash provided by (used in) continuing operations	—	(5)	10,249	98,549	(28,306)	(10,249)	70,238
Cash provided by (used in) discontinued operations:
Cash provided by operating activities	—	—	—	1,025	—	—	1,025
Cash used in financing activities	—	—	—	(1,025)	—	—	(1,025)
Cash provided by (used in) discontinued operations	—	—	—	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2,942)	866	—	(2,076)
Change in cash and cash equivalents during the year	—	(5)	10,249	95,607	(27,440)	(10,249)	68,162
Cash and cash equivalents, beginning of the year	—	92	(6,771)	41,228	14,319	6,771	55,639
Cash and cash equivalents, end of the year	$—	$87	$3,478	$136,835	$(13,121)	$(3,478)	$123,801

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Cash Flows for the year ended April 30, 2014 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(34,769)	$1	$107,015	$26,289	$23,838	$(110,045)	$12,329
Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	—	8,122	—	8,122
Net proceeds from issuance of capital stock	317,804	282,945	282,945	342,945	—	(908,835)	317,804
Proceeds from issuance of senior unsecured notes	—	—	300,000	300,000	—	(300,000)	300,000
Long-term debt proceeds	—	—	710,000	760,000	—	(710,000)	760,000
Long-term debt repayments	—	—	(760,000)	(889,527)	—	760,000	(889,527)
Redemption of senior secured notes	—	—	(133,900)	(133,900)	—	133,900	(133,900)
Increase in deferred financing costs	—	—	(14,296)	(14,296)	—	14,296	(14,296)
Long term intercompany flow – issuance (repayment) of debt	—	—	202,568	(13,434)	13,434	(202,568)	—
Dividends paid	—	—	—	(85,148)	—	85,148	—
Related party loans	—	(25,148)	—	—	—	—	(25,148)
Cash provided by financing activities	317,804	257,797	587,317	266,640	21,556	(1,128,059)	323,055
Investing activities:
Property and equipment additions	—	—	—	(604,109)	(45,674)	3,030	(646,753)
Proceeds from disposal of property and equipment	—	—	—	617,384	898	—	618,282
Helicopter deposits net of lease inception refunds	—	—	—	(112,469)	—	—	(112,469)
Investment in subsidiaries	(282,945)	(342,945)	(700,000)	—	—	1,325,890	—
Restricted cash	—	—	—	(3,195)	3,492	—	297
Dividends received	—	85,148	100,257	—	—	(185,405)	—
Cash used in investing activities	(282,945)	(257,797)	(599,743)	(102,389)	(41,284)	1,143,515	(140,643)
Cash provided by operations	90	1	94,589	190,540	4,110	(94,589)	194,741
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(11,773)	(4,247)	—	(16,020)
Change in cash and cash equivalents during the year	90	1	94,589	178,767	(137)	(94,589)	178,721
Cash and cash equivalents, beginning of the year	—	87	3,478	136,835	(13,121)	(3,478)	123,801
Cash and cash equivalents, end of the year	$90	$88	$98,067	$315,602	$(13,258)	$(98,067)	$302,522

Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure
None.

Item 9A.	Controls and procedures
(a) Evaluation of Disclosure Controls and Procedures
We are responsible for maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of April 30, 2014, the end of the period covered by this report.
(b) Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal year ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other information
None.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2014 fiscal year pursuant to Regulation 14A for our 2014 Annual General Meeting of Shareholders, or the 2014 Proxy Statement, and the information to be included in the 2014 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, executive officers of the registrant and corporate governance

The information under the headings “Election of Directors”, “Information regarding the Board of Directors and Corporate Governance”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement is incorporated herein by reference.

We are filing the certifications by the Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information contained under the headings “Information regarding the Board of Directors and Corporate Governance” and “Executive Compensation” in the 2014 Proxy Statement is incorporated herein by reference.

Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters

The information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2014 Proxy Statement is incorporated herein by reference.

Item 13.	Certain relationships and related transactions, and director independence

The information contained under the headings “Election of Directors,” “Information regarding the Board of Directors and Corporate Governance” and “Transactions with Related Persons” in the 2014 Proxy Statement is incorporated herein by reference.

Item 14.	Principal accounting fees and services

The information contained under the heading “Ratification of Selection of Independent Registered Public Accounting Firm” in the 2014 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibit and Financial Statement Schedules

(a)	The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1.	Financial Statements. See Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules Schedule II—Valuation and qualifying accounts was omitted as the required disclosures are included in Note 10 to the Consolidated Financial Statements.
All other schedules are omitted since the information required is not applicable or is shown in the Consolidated Financial Statements or notes thereto.

3.
Schedule I of Regulation S-X. The condensed parent company financial statements as required to be prepared in accordance with Rule 12-04, Schedule I of Regulation S-X have been not been presented separately as the information required by Schedule 1 is provided in the Parent column, as described in Note 27 of the audit annual consolidated financial statements, provided in this Annual Report on Form 10-K.

4.
List of Exhibits. The Exhibits filed as part of this Annual Report on Form 10-K, or incorporated by reference, are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of July, 2014.

CHC GROUP LTD.
(Registrant)

By:	/s/ William Amelio
	Name:	William Amelio
	Title:	President and Chief Executive Officer
POWER OF ATTORNEY
Each person whose signature appears below hereby constitutes and appoints William Amelio and Joan Hooper, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William Amelio William Amelio	President, Chief Executive Officer and Director (Principal Executive Officer)	July 10, 2014

/s/ Joan S. Hooper Joan S. Hooper	Chief Financial Officer (Principal Financial Officer)	July 10, 2014

/s/ Rebecca Camden Rebecca Camden	Chief Accounting Officer (Principal Accounting Officer)	July 10, 2014

/s/ Francis S. Kalman Francis S. Kalman	Director	July 10, 2014

/s/ Jonathan Lewis Jonathan Lewis	Director	July 10, 2014

/s/ William E. Macaulay William E. Macaulay	Director	July 10, 2014
/s/ John Mogford John Mogford	Director	July 10, 2014
/s/ Jeffry K. Quake Jeffry K. Quake	Director	July 10, 2014

/s/ Dod E. Wales Dod E. Wales	Director	July 10, 2014

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Memorandum and Articles of Association	S-1/A	333-191268	3.1	1/6/2014
4.1	Indenture, dated as of May 13, 2013, among CHC Helicopter S.A., the Guarantors named therein, and The Bank of New York Mellon, as Trustee, governing the 9.375% Senior Notes due 2021.	S-4	333-188927	4.1	5/29/2013
4.2	Form of 9.375% Senior Notes due 2021 (included in Exhibit 4.2).	S-4	333-188927	4.2	5/29/2013
4.3	Indenture, dated as of October 4, 2010, among CHC Helicopter S.A., the Guarantors named therein, HSBC Corporate Trustee Company (UK) Limited, as Collateral Agent, and The Bank of New York Mellon, as Trustee, governing the 9.250% Senior Secured Notes due 2020.	S-4	333-179072	4.1	1/18/2012
4.4	Form of 9.250% Senior Secured Notes due 2020 (included in Exhibit 4.4)	S-4	333-179072	4.2	1/18/2012
4.5	Collateral Agent and Administrative Agent Appointment Deed, dated October 4, 2010, among HSBC Bank plc, as Administrative Agent, The Bank of New York Mellon, as Notes Trustee, the Grantors identified therein, the Lenders identified therein, the Arrangers identified therein, and HSBC Corporate Trust Company (UK) Limited, as Collateral Agent.	S-4	333-179072	4.4	1/18/2012
4.6	First Supplemental Indenture, dated as of February 20, 2012, among CHC Global Operations Canada (2008) Inc., CHC Helicopter S.A., the Guarantors named therein, HSBC Corporate Trustee Company (UK) Limited, as Collateral Agent, and The Bank of New York Mellon, as Trustee, governing the 9.250% Senior Secured Notes due 2020.	S-4/A	333-179072	4.5	3/28/2012
4.7	Intercreditor Agreement, dated as of October 4, 2010, among CHC Helicopter S.A., the other Grantors party thereto, HSBC Corporate Trustee Company (UK) Limited, as Initial Collateral Agent, HSBC Bank plc, as Administrative Agent, The Bank of New York Mellon, as Indenture Trustee, and each Additional Collateral Agent from time to time party thereto.	S-4/A	333-179072	4.6	5/9/2012
4.8	First Supplemental Indenture, dated as of January 31, 2014, among CHC Group Ltd., CHC Helicopter S.A., each other existing Guarantor referred to therein, and The Bank of New York Mellon, as trustee, governing the 9.375% senior unsecured notes due 2021.	8-K	001-36261	4.2	2/5/2014
4.9	Second Supplemental Indenture, dated as of January 31, 2014, among CHC Group Ltd., CHC Helicopter S.A., each other existing Guarantor referred to therein, HSBC Corporate Trustee Company (UK) Limited, as collateral agent, and The Bank of New York Mellon, as trustee, governing the 9.250% Senior Secured Notes due 2020.	8-K	001-36261	4.1	2/5/2014
4.10	Form of Shareholders' Agreement.	S-1/A	333-191268	10.26	12/19/2013
4.11	Form of Registration Rights Agreement.	S-1/A	333-191268	10.27	12/19/2013

10.1	Credit Agreement, dated as of January 23, 2014, among CHC Group Ltd., 6922767 Holdings S.À R.L.,CHC Helicopter Holdings S.À R.L., CHC Helicopter S.A., the Lenders party thereto, HSBC Bank Plc, HSBC Corporate Trustee Company (UK) Limited, HSBC Bank Canada, J.P. Morgan Securities LLC, Barclays Bank Plc, RBC Capital Markets and UBS Securities LLC.	8-K	001-36261	10.1	1/29/2014
10.2	Guarantee, dated and effective as of October 4, 2010, by each of the signatories thereto and each of the other entities that becomes a party thereto, in favor of HSBC Bank plc, as Administrative Agent, for the benefit of the Secured Parties.	S-4	333-179072	10.2	1/18/2012
10.3†	Contract for the Supply of Sixteen EC225 Helicopters and Ten Optional EC255 Helicopters with Related Services, dated as of March 1, 2007, between Eurocopter S.A.S. and Heli-One, a division of CHC Helicopters International Inc.	S-4/A	333-179072	10.3	4/19/2012
10.4†	Sale Purchase Agreement for the Supply of Twenty Firm EC225 Helicopters and Four Optional EC255 Helicopters with Related Services, dated as of September 13, 2011, between Eurocopter S.A.S. and CHC Leasing (Ireland) Limited	S-4/A	333-179072	10.4	4/19/2012
10.5†	Framework Agreement, dated as of October 31, 2007, between Augusta S.p.A. and CHC Helicopters International Inc.	S-4/A	333-179072	10.5	4/19/2012
10.6†	S-92 New Helicopter Sales Agreement, dated as of September 9, 2013, between Sikorsky International Operations, Inc. and CHC Helicopters (Barbados) Limited	S-1/A	333-191268	10.6	12/19/2013
10.7*	Form of Amended and Restated 2011 Management Equity Plan of 6922767 Holding (Cayman) Inc.	S-1/A	333-191268	10.7	12/19/2013
10.8*	Form of 2011 Restricted Share Unit Grant Agreement of 6922767 Holding (Cayman) Inc.	S-4	333-179072	10.8	1/18/2012
10.9*	Form of 2011 Subscription Agreement of 6922767 Holding (Cayman) Inc.	S-4	333-179072	10.9	1/18/2012
10.10*	Form of Restricted Share Unit Grant Agreement between 6922767 Holding (Cayman) Inc. and Jonathan James Muschamp Lewis	S-1/A	333-191268	10.13	12/19/2013
10.11*	Form of Employment Agreement between CHC Group Ltd. and William J. Amelio	S-1/A	333-191268	10.19	12/19/2013
10.12*	Form of Employment Agreement between CHC Group Ltd. and other named executive officers	S-1/A	333-191268	10.20	12/19/2013
10.13*	2013 Omnibus Incentive Plan of CHC Group Ltd.	S-8	333-193518	4.2	1/23/2014
10.14*	Form of Restricted Share Agreement of CHC Group Ltd. (Time Vesting)	S-1/A	333-191268	10.22	12/19/2013
10.15*	Form of Restricted Share Agreement of CHC Group Ltd. (Performance Vesting)	S-1/A	333-191268	10.23	1/13/2014
10.16*	Form of Nonqualified Stock Option Agreement of CHC Group Ltd. (Time Vesting)	S-1/A	333-191268	10.24	12/19/2013
10.17*	Form of Nonqualified Stock Option Agreement of CHC Group Ltd. (Performance Vesting)	S-1/A	333-191268	10.25	12/19/2013
10.18*	2013 Employee Share Purchase Plan	S-8	333-193518	4.7	1/23/2014
10.19*	Form of Restricted Share Unit Agreement of CHC Group Ltd. (Performance Vesting)	S-1/A	333-191268	10.30	1/6/2014

10.20*	Form of Nonqualified Stock Option Agreement of CHC Group Ltd.	S-1/A	333-191268	10.31	1/10/2014
10.21*	Form of Restricted Share Unit Agreement of CHC Group Ltd.	S-1/A	333-191268	10.32	1/10/2014
21.1	Schedule of Subsidiaries of Registrant	S-1	333-191268	21.1	9/19/2013
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm					X
23.2	Consent of Ascend Worldwide Group Holdings Limited					X
23.3	Consent of HeliValue$, Inc.					X
24.1	Power of Attorney (included on signature page)					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS §	XBRL Instance Document.					X
101.SCH §	XBRL Taxonomy Extension Schema Document.					X
101.CAL §	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF §	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB §	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE §	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*    Constitutes management contract or compensatory contract.
†    Confidential information has been omitted from this exhibit and filed separately with the SEC pursuant to a confidential treatment request under Rule 406.
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