Form 10-Q
period 2014-07-31
CHC Group Ltd.
filed 2014-09-10
CIK 1586300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2014, there were 80,597,912 ordinary shares issued and outstanding, excluding unvested restricted shares of 744,501.

CHC GROUP LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED
July 31, 2014

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

PBH
Power-by-the-hour. A program where a helicopter operator pays a fee per flight hour to an MRO provider as compensation for repair and overhaul of components required in order for the helicopter to maintain an airworthy condition.

Rotables	Helicopter parts that can be repaired and reused such that they typically have an expected life approximately equal to the helicopters they support.

SAR	Search and rescue.

Ultra-deepwater	Water depths of approximately 7,500 feet or more.

ITEM 1. FINANCIAL STATEMENTS
CHC Group Ltd.
Consolidated Balance Sheets
(Expressed in thousands of United States dollars except share and per share information)
(Unaudited)

	April 30, 2014	July 31, 2014
Assets
Current assets:
Cash and cash equivalents	$302,522	$119,928
Receivables, net of allowance for doubtful accounts of $2.3 million and $2.8 million, respectively	292,339	292,109
Income taxes receivable	28,172	30,559
Deferred income tax assets	60	128
Inventories (note 4)	130,891	133,611
Prepaid expenses	27,683	29,953
Other assets (note 5)	49,209	48,444
	830,876	654,732
Property and equipment, net	1,050,759	1,062,975
Investments	31,351	33,202
Intangible assets	177,863	175,984
Goodwill	432,376	426,410
Restricted cash	31,566	29,462
Other assets (note 5)	519,306	518,944
Deferred income tax assets	3,381	2,925
Assets held for sale (note 3)	26,849	28,866
	$3,104,327	$2,933,500
Liabilities and Shareholders' Equity
Current liabilities:
Payables and accruals	$355,341	$341,197
Deferred revenue	30,436	38,988
Income taxes payable	41,975	43,690
Deferred income tax liabilities	98	157
Current facility secured by accounts receivable (note 2)	62,596	51,749
Other liabilities (note 6)	55,170	54,507
Current portion of long-term debt obligations (note 7)	4,107	3,654
	549,723	533,942
Long-term debt obligations (note 7)	1,546,155	1,480,604
Deferred revenue	81,485	79,863
Other liabilities (note 6)	287,385	273,889
Deferred income tax liabilities	10,665	11,009
Total liabilities	2,475,413	2,379,307
Redeemable non-controlling interests (note 2)	(22,578)	(15,216)
Capital stock: Par value $0.0001 (note 9):
Authorized: 2,000,000,000; Issued: 80,519,484 and 80,597,912	8	8
Additional paid-in capital (notes 9 and 10)	2,039,371	2,042,602
Deficit	(1,265,103)	(1,307,203)
Accumulated other comprehensive loss	(122,784)	(165,998)
	651,492	569,409
	$3,104,327	$2,933,500
See accompanying notes to interim consolidated financial statements.
See table in Note 2(a)(i) for certain amounts included in the Consolidated Balance Sheets related to variable interest entities.

CHC Group Ltd.
Consolidated Statements of Operations
(Expressed in thousands of United States dollars except share and per share information)
(Unaudited)

	Three months ended
	July 31, 2013	July 31, 2014
Revenue	$414,931	$460,648
Operating expenses:
Direct costs	(343,106)	(394,547)
Earnings from equity accounted investees	2,391	2,677
General and administration costs	(18,116)	(21,662)
Depreciation	(32,057)	(33,725)
Asset impairments (notes 3 and 5)	(7,324)	(275)
Loss on disposal of assets	(1,122)	(5,259)
	(399,334)	(452,791)
Operating income	15,597	7,857
Interest on long-term debt	(38,708)	(34,872)
Foreign exchange gain (loss)	(13,087)	4,908
Other financing income (charges) (note 8)	5,823	(4,325)
Loss before income tax	(30,375)	(26,432)
Income tax expense (note 11)	(5,308)	(7,887)
Net loss	$(35,683)	$(34,319)
Net earnings (loss) attributable to:
Controlling interest	$(38,331)	$(42,100)
Non-controlling interests	2,648	7,781
Net loss	$(35,683)	$(34,319)

Net loss per ordinary share attributable to controlling interest - basic and diluted (note 9)	$(0.82)	$(0.52)

Weighted average number of shares outstanding - basic and diluted	46,519,484	80,530,687
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd.
Consolidated Statements of Comprehensive Loss
(Expressed in thousands of United States dollars)
(Unaudited)

	Three months ended
	July 31, 2013	July 31, 2014
Net loss	$(35,683)	$(34,319)
Other comprehensive income (loss):
Net foreign currency translation adjustments	(28,037)	(44,202)
Net change in defined benefit pension plan, net of income tax	343	374
Comprehensive loss	$(63,377)	$(78,147)
Comprehensive income (loss) attributable to:
Controlling interest	$(65,433)	$(85,314)
Non-controlling interests	2,056	7,167
Comprehensive loss	$(63,377)	$(78,147)
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd.
Consolidated Statements of Cash Flows
(Expressed in thousands of United States dollars)
(Unaudited)

	Three months ended
	July 31, 2013	July 31, 2014
Cash provided by (used in):
Operating activities:
Net loss	$(35,683)	$(34,319)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation	32,057	33,725
Loss on disposal of assets	1,122	5,259
Asset impairments	7,324	275
Earnings from equity accounted investees less dividends received	(2,391)	(2,174)
Deferred income taxes	1,613	1,065
Non-cash stock-based compensation expense	117	3,231
Amortization of lease related fixed interest rate obligations	(547)	(91)
Amortization of long-term debt and lease deferred financing costs and debt extinguishment	2,595	10,017
Non-cash accrued interest income on funded residual value guarantees	(1,712)	(1,348)
Mark to market gain on derivative instruments	(14,764)	(8,408)
Non-cash defined benefit pension expense (income) (note 12)	98	(207)
Defined benefit contributions and benefits paid	(17,686)	(17,127)
Increase to deferred lease financing costs	(1,724)	(1,278)
Unrealized loss (gain) on foreign currency exchange translation	8,937	(5,990)
Other	3,044	1,215
Decrease in cash resulting from changes in operating assets and liabilities (note 14)	(26,671)	(15,090)
Cash used in operating activities	(44,271)	(31,245)
Financing activities:
Sold interest in accounts receivable, net of collections	(6,446)	(9,146)
Proceeds from issuance of senior unsecured notes	300,000	—
Long-term debt proceeds	100,000	70,000
Long-term debt repayments	(225,948)	(71,371)
Redemption of senior secured notes	—	(70,620)
Increase in deferred financing costs	(5,902)	—
Related party loans (note 16(c))	(25,148)	—
Cash provided by (used in) financing activities	136,556	(81,137)
Investing activities:
Property and equipment additions	(104,385)	(125,879)
Proceeds from disposal of property and equipment	46,163	69,198
Helicopter deposits net of lease inception refunds	(27,947)	(14,780)
Restricted cash	(4,852)	1,605
Cash used in investing activities	(91,021)	(69,856)
Effect of exchange rate changes on cash and cash equivalents	(10,410)	(356)
Change in cash and cash equivalents during the period	(9,146)	(182,594)
Cash and cash equivalents, beginning of period	123,801	302,522
Cash and cash equivalents, end of period	$114,655	$119,928
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd.
Consolidated Statements of Shareholders' Equity (note 9)
(Expressed in thousands of United States dollars)
(Unaudited)

Three months ended July 31, 2013	Capital stock	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders' equity	Redeemable non- controlling interests
April 30, 2013	$5	$1,696,066	$(1,092,555)	$(89,835)	$513,681	$(8,262)
Foreign currency translation	—	—	—	(27,120)	(27,120)	(917)
Stock-based compensation expense (note 10)	—	117	—	—	117	—
Defined benefit plan, net of income tax	—	—	—	18	18	325
Net earnings (loss)	—	—	(38,331)	—	(38,331)	2,648
July 31, 2013	$5	$1,696,183	$(1,130,886)	$(116,937)	$448,365	$(6,206)
Three months ended July 31, 2014	Capital stock	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders' equity	Redeemable non- controlling interests
April 30, 2014	$8	$2,039,371	$(1,265,103)	$(122,784)	$651,492	$(22,578)
Capital contribution by shareholder (note 2)	—	—	—	—	—	195
Foreign currency translation	—	—	—	(43,443)	(43,443)	(759)
Stock-based compensation expense (note 10)	—	3,231	—	—	3,231	—
Defined benefit plan, net of income tax	—	—	—	229	229	145
Net earnings (loss)	—	—	(42,100)	—	(42,100)	7,781
July 31, 2014	$8	$2,042,602	$(1,307,203)	$(165,998)	$569,409	$(15,216)
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

1.	Significant accounting policies:

(a)	Basis of presentation:
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
The financial information as of April 30, 2014 is derived from our annual audited consolidated financial statements and notes for the fiscal year ended April 30, 2014. These interim financial statements should be read in conjunction with our consolidated financial statements and related notes for the fiscal year ended April 30, 2014, which are included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014 which was filed with the SEC on July 10, 2014.

(b)	Foreign currency:
The currencies which most influence our foreign currency translations and the relevant exchange rates were:

	Three months ended
	July 31, 2013	July 31, 2014
Average rates:
£/US $	1.531101	1.693993
CAD/US $	0.970403	0.924214
NOK/US $	0.169238	0.164972
AUD/US $	0.949830	0.934843
€/US $	1.308394	1.361830
Period end rates:
£/US $	1.518227	1.688797
CAD/US $	0.972101	0.918274
NOK/US $	0.169340	0.159045
AUD/US $	0.895888	0.930028
€/US $	1.329348	1.338935

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

1.	Significant accounting policies (continued):

(c)    Recent accounting pronouncements adopted in the year:
On May 1, 2014, we adopted the accounting guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss or tax credit carryforward exists. This new guidance did not have an impact on our consolidated financial statements.

(d)     Recent accounting pronouncements not yet adopted:
Revenue recognition:
In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition to achieve the objective of recognizing revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, we will adopt the standard on May 1, 2017. Companies are allowed to use either full retrospective or modified retrospective adoption. We are currently evaluating which transition approach to use and the impact of the adoption of this standard on our consolidated financial statements.
Share-based compensation:
In June 2014, the FASB issued guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendment requires that a performance target that effects vesting and that could be achieved after requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that such performance condition would be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The standard is effective for fiscal periods beginning after December 15, 2015, and interim periods therein and early application is permitted. We will adopt the standard on May 1, 2016. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
Going concern:
In August 2014, the FASB issued a new standard that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern and to provide disclosures when certain criteria are met. The standard is effective for fiscal periods beginning after December 15, 2016, and interim periods therein and early application is permitted. We will adopt the standard on May 1, 2017. We do not expect the standard to have a material impact on our consolidated financial statements.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

2.	Variable interest entities:
(a)    VIEs of which we are the primary beneficiary:
(i)    Local ownership VIEs:
Certain areas of operations are subject to local governmental regulations that may limit foreign ownership of aviation companies. Accordingly, operations in certain jurisdictions may require the establishment of local ownership entities that are considered to be VIEs. The nature of our involvement with consolidated local ownership entities is as follows:
Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014 contains a description of our principal involvement with VIEs and the accounting policies regarding determination of whether we are deemed to be the primary beneficiary. As of July 31, 2014, there have been no significant changes in either the nature of our involvement with, or the accounting policies associated with the analysis of, VIEs as described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014.
The following table shows the redeemable non-controlling interests relating to the local ownership VIEs that are included in the consolidated financial statements.

	April 30, 2014	July 31, 2014
EEA Helicopters Operations B.V.	$(24,100)	$(16,933)
Atlantic Aviation Limited and Atlantic Aviation FZE	1,522	1,717
	$(22,578)	$(15,216)
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

	April 30, 2014	July 31, 2014
Cash and cash equivalents	$61,272	$2,772
Receivables, net of allowance	95,899	100,859
Other current assets	59,883	59,096
Goodwill	72,899	72,932
Other long-term assets	127,637	138,770
Total assets	$417,590	$374,429
Payables and accruals	$115,686	$98,252
Intercompany payables	305,843	185,764
Other current liabilities	36,111	28,993
Accrued pension obligations	67,410	60,558
Long-term intercompany payables	15,900	115,384
Other long-term liabilities	51,498	48,656
Total liabilities	$592,448	$537,607

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

2.	Variable interest entities (continued):
(a)    VIEs of which we are the primary beneficiary (continued):
(i)    Local ownership VIEs (continued):

	Three months ended
	July 31, 2013	July 31, 2014
Revenue	$256,178	$300,506
Net earnings (loss)	(3,025)	13,701
(ii)    Accounts receivable securitization:
As described in Note 3(a)(ii) of the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014, we enter into trade receivables securitization transactions to raise financing, through the sale of pools of receivables, or beneficial interests therein, to a VIE, Finacity Receivables – CHC 2009, LLC (“Finacity”), which we have determined we are required to consolidate as we are the primary beneficiary.
The following table shows the assets and the associated liabilities related to our secured debt arrangements that are included in the consolidated financial statements:

	April 30, 2014	July 31, 2014
Restricted cash	$7,339	$10,238
Transferred receivables	83,022	73,085
Current facility secured by accounts receivable	62,596	51,749
(iii)    Trinity Helicopters Limited:
As at July 31, 2014, we leased two helicopters from Trinity Helicopters Limited (“Trinity”), an entity considered to be a VIE.

(b)	VIEs of which we are not the primary beneficiary:
(i)    Local ownership VIEs:
Thai Aviation Services (“TAS”)
As described in Note 3(b)(i) of the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014, we have a 29.9% interest in the ordinary shares of TAS, which we have determined to be a VIE that we are not required to consolidate as we are not the primary beneficiary.
The following table summarizes the amounts recorded for TAS in the consolidated balance sheets:

	April 30, 2014		July 31, 2014
	Carrying amounts	Maximum exposure to loss	Carrying amounts	Maximum exposure to loss
Receivables, net of allowances	$4,962	$4,962	$8,360	$8,360
Equity method investment	21,548	21,548	23,792	23,792

As of July 31, 2013 and 2014, we leased nine and eight helicopters to TAS and provided crew, insurance, maintenance and base services. The total revenue earned from providing these services was $12.2 million, and $12.4 million for the three months ended July 31, 2013 and 2014, respectively.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

2.	Variable interest entities (continued):
(b)VIEs of which we are not the primary beneficiary:
(ii)Leasing entities:
Related party lessors
The lessor VIEs are considered related parties because they are partially financed through equity contributions from entities that have also invested in us. We have determined that the activity that most significantly impacts the economic performance of the related party lessor VIEs is the remarketing of the helicopter at the end of the lease term. As we do not have the power to make remarketing decisions, we have determined that we are not the primary beneficiary of the lessor VIEs.
As at July 31, 2013 and 2014, we had operating lease agreements for the lease of 31 helicopters and 31 helicopters, respectively, from individual related party entities considered to be VIEs. These transactions are carried out on an arm’s-length basis and are recorded at the exchange amounts.
The following table summarizes the amounts recorded in the consolidated statements of operations:

	Three months ended
	July 31, 2013	July 31, 2014
Operating lease expense	$12,621	$12,584
The following table summarizes the amounts recorded in the consolidated balance sheets:

	April 30, 2014	July 31, 2014
Payables and accruals	$3,532	$3,694
Accounts receivable	12,610	5,130
Other VIE lessors
We have determined that the activity that most significantly impacts the economic performance of the lessor VIEs is the remarketing of the helicopters at the end of the lease term. As we do not have the power to make remarketing decisions, we have determined that we are not the primary beneficiary of the lessor VIEs.
As at July 31, 2013, we leased 26 helicopters from three different entities considered to be VIEs. As at July 31, 2014, we leased 65 helicopters from seven different entities considered to be VIEs. All 26 and 65 leases were considered to be operating leases as at July 31, 2013 and 2014, respectively.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

3.	Assets held for sale:
We have classified certain assets such as helicopters and buildings as held for sale as these assets are ready for immediate sale and management expects these assets to be sold within one year.

	April 30, 2014		July 31, 2014
	# Helicopters		# Helicopters
Helicopters held for sale:
Book value, beginning of period	14	$30,206	11	$25,426
Classified as held for sale, net of impairment	15	28,461	2	5,320
Sales	(8)	(18,369)	(2)	(7,000)
Reclassified as held for use	(10)	(14,264)	(1)	(490)
Foreign exchange		(608)		(177)
Helicopters held for sale	11	25,426	10	23,079
Buildings held for sale	—	1,423	—	5,787
Total assets held for sale		$26,849		$28,866
The helicopters classified as held for sale are older technology helicopters that are being divested by us. The buildings classified as held for sale are the result of the buildings no longer being used in operations. During the three months ended July 31, 2014, one helicopter was reclassified to assets held for use as management determined that we would obtain a higher value from using this helicopter as parts within the business than selling it in the external market.
During the three months ended July 31, 2013 and 2014, we recorded impairment charges of $7.1 million and $0.2 million to write down the carrying value of 10 helicopters and two helicopters held for sale to their fair value less costs to sell, respectively. These amounts are included in asset impairments on the consolidated statements of operations. The fair value of assets held for sale is considered a Level 2 measurement in the fair value hierarchy as the measurement is based on third-party appraisals using market data.

4.	Inventories:

	April 30, 2014	July 31, 2014
Work-in-progress for long-term maintenance contracts under completed contract accounting	$3,790	$6,049
Consumables	136,036	135,885
Provision for obsolescence	(8,935)	(8,323)
	$130,891	$133,611

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

5.	Other assets:

	April 30, 2014	July 31, 2014
Current:
Helicopter operating lease funded residual value guarantees (a)	$6,845	$12,695
Deferred financing costs	8,986	8,978
Mobilization costs	8,776	10,532
Residual value guarantee	4,007	3,941
Foreign currency embedded derivatives and forward contracts (note 13)	3,111	2,081
Prepaid helicopter rentals	4,874	5,087
Related party receivable (note 2(b)(ii))	12,610	5,130
	$49,209	$48,444
Non-current:
Helicopter operating lease funded residual value guarantees (a)	$208,870	$207,775
Helicopter deposits	99,372	94,092
Accrued pension asset	45,816	53,446
Deferred financing costs	57,297	54,033
Mobilization costs	26,238	23,469
Residual value guarantee	15,695	14,722
Security deposits	34,923	36,591
Pension guarantee assets	9,835	9,304
Prepaid helicopter rentals	16,327	17,344
Foreign currency embedded derivatives and forward contracts (note 13)	3,624	7,131
Other	1,309	1,037
	$519,306	$518,944

(a)	Helicopter operating lease funded residual value guarantees:
We believe that the helicopters will realize a value upon sale at the end of the lease terms sufficient to recover the carrying value of these guarantees, including accrued interest. In the event that helicopter values decline such that we do not believe funded residual value guarantees are recoverable, an impairment is recorded. No impairment was recorded for the three months ended July 31, 2013 and 2014.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

6.	Other liabilities:

	April 30, 2014	July 31, 2014
Current:
Foreign currency embedded derivatives and foreign currency contracts (note 13)	$16,057	$14,377
Deferred gains on sale-leasebacks of helicopters	13,284	13,644
Residual value guarantees	524	1,204
Contract inducement	802	792
Deferred helicopter proceeds	23,347	23,448
Other	1,156	1,042
	$55,170	$54,507
Non-current:
Accrued pension obligations	122,430	114,760
Deferred gains on sale-leasebacks of helicopters	93,756	93,016
Residual value guarantees	28,359	27,679
Foreign currency embedded derivatives and foreign currency contracts (note 13)	13,317	9,367
Insurance claims accrual	11,809	12,656
Contract inducement	8,590	8,283
Other	9,124	8,128
	$287,385	$273,889

7.	Long-term debt obligations:

	Principal Repayment terms	Facility maturity dates	April 30, 2014	July 31, 2014
Senior secured notes (a)	At maturity	October 2020	$1,159,675	$1,095,528
Senior unsecured notes	At maturity	June 2021	300,000	300,000
Other term loans:
Airbus Helicopters Loan - 2.50%	At maturity	December 2015	2,417	2,349
EDC-B.A. CDOR rate (6 month) plus a 0.8% margin	Semi-annually	June 2014	495	—
Capital lease obligations	Quarterly	October 2017 - September 2025	55,780	54,461
Boundary Bay financing – 6.93%	Monthly	April 2035	31,895	31,920
Total long-term debt obligations			1,550,262	1,484,258
Less: current portion			(4,107)	(3,654)
Long-term debt obligations			$1,546,155	$1,480,604

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

7.	Long-term debt obligations (continued):
(a)    Senior secured notes:
During May 2014, one of our subsidiaries purchased $65.0 million of the senior secured notes on the open market at premiums ranging from 8.00% to 9.13% of the principal plus accrued and unpaid interest of $0.6 million. A loss on extinguishment of $7.4 million related to the redemption premium, the unamortized net discount on the secured notes and the unamortized deferred financing costs was recognized.
At July 31, 2014, we were in compliance with all long-term debt obligations covenants.

8.	Other financing income (charges):

	Three months ended
	July 31, 2013	July 31, 2014
Amortization of deferred financing costs	$(3,758)	$(1,887)
Loss on debt extinguishment	—	(7,444)
Net gain on fair value of derivative financial instruments	14,227	7,503
Amortization of guaranteed residual values	(1,608)	(1,041)
Interest expense	(5,268)	(5,163)
Interest income	4,057	6,090
Other	(1,827)	(2,383)
	$5,823	$(4,325)

9.	Capital stock and net loss per ordinary share:
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

All capital stock and additional paid-in capital amounts and per share information reflects the consummation of the above capital stock restructuring transactions. Such adjustments include calculations of our weighted average number of ordinary stock and net loss per ordinary share.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

9.	Capital stock and net loss per ordinary share (continued):
On January 16, 2014, we completed the initial public offering, or IPO, of 31,000,000 ordinary shares of capital stock at a price of $10.00 per share, raising approximately $289.4 million, net of underwriting costs of $16.3 million and other costs directly related to the IPO of $4.3 million. The net proceeds were allocated $3.1 thousand to the capital stock of the Company and $289.4 million to additional paid-in capital.
On February 20, 2014, the underwriters in our IPO exercised an option to purchase 3,000,000 ordinary shares of capital stock at a price of $10.00 per share, raising approximately $28.4 million, net of underwriting costs of $1.6 million. The net proceeds were allocated $28.4 million to additional paid-in capital.
As described in Note 10(b), 78,428 ordinary shares of capital stock were issued on the exercise and net settlement of service vesting stock options and service vesting shares during the three months ended July 31, 2014.
Net loss per ordinary share:
The following table sets forth the computation of basic and diluted net loss per ordinary share:

	Three months ended
	July 31, 2013	July 31, 2014
Loss attributable to controlling interest	$(38,331)	$(42,100)
Weighted average number of ordinary stock outstanding – basic and diluted	46,519,484	80,530,687
Details of our stock based compensation plans are presented in Note 10 of these interim consolidated financial statements. Securities potentially issuable as part of these plans were not included in the computation of diluted loss per ordinary share because to do so would have been antidilutive for the periods presented.

10.	Stock-based compensation:
We maintain three stock-based compensation plans: CHC Group Ltd. 2013 Omnibus Incentive Plan (“2013 Incentive Plan”), 2011 Management Equity Plan (“2011 Plan”), and Share Incentive Plan (“2008 Plan”). Note 17 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014 contains descriptions of the plans, the nature and terms of the awards and the methods and assumptions utilized in estimating the fair value of the awards.
As of July 31, 2014, there have been no significant changes to the plans, the nature and terms of the awards or the fair value estimates, as described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014.
During the three months ended July 31, 2014, there have been no significant activities under the 2011 Plan and 2008 Plan. During the three months ended July 31, 2014, awards have been granted, exercised and forfeited under the 2013 Incentive Plan, as described below.
(a)    2013 Incentive Plan new awards:
As described in Note 17(a) of the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014, certain eligible employees were granted stock options, time-based restricted share units ("RSUs") and performance-based restricted share units ("PB RSUs").

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

10.	Stock-based compensation (continued):
(a)    2013 Incentive Plan new awards (continued):
The following table provides information about the 2013 Incentive Plan stock options activity.

	July 31, 2014
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of period	2,537,522	$10.00	—	$—
Granted	29,499	8.21	—	—
Forfeited	(199,768)	10.00	—	—
Outstanding, end of period	2,367,253	$9.98	9.5 years	$4.12
Exercisable, end of period	—
The following table provides information about the 2013 Incentive Plan RSUs activity.

	July 31, 2014
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of period	1,062,668	$—	—	$—
Granted	12,180	—	—	—
Forfeited	(39,334)	—	—	—
Outstanding, end of period	1,035,514	$—	2.5 years	$9.98
Exercisable, end of period	—
The following table provides information about the 2013 Incentive Plan PB RSUs activity.

	July 31, 2014
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of period	403,284	$—	—	$—
Forfeited	(33,334)	—	—	—
Outstanding, end of period	369,950	$—	2.5 years	$12.60
Exercisable, end of period	—

(b)	2013 Incentive Plan exchanged awards:
As described in Note 17(a) and 17(b) of the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014, the majority of the members of the 2011 Plan exchanged their performance options under the 2011 Plan for either share price performance options or share price performance shares under the 2013 Incentive Plan and their time and performance options under the 2011 plan for either service vesting stock options or service vesting shares under the 2013 Incentive Plan.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

10.	Stock-based compensation (continued):

(b)	2013 Incentive Plan exchanged awards (continued):
During the three months ended July 31, 2014, 22,580 of the service vesting stock options and 97,255 of the service vesting shares vested. The vested options and shares were exercised and net share settled. Under net settlement procedures, upon the settlement date, shares were withheld to cover the required withholding tax. The number of shares to be withheld was determined based on the value of the instruments on the settlement date using the closing price of our ordinary shares of capital stock on that day, or the preceding last trading day if the settlement date is a non-trading day. The remaining amounts were delivered to the recipient as ordinary shares of capital stock. These shares withheld by us as a result of the net settlement of service vesting stock options and service vesting shares are no longer considered issued and outstanding, thereby reducing our ordinary shares outstanding used to calculate net loss per ordinary share. These ordinary shares were returned to the reserves and are available for future issuance under the 2013 Incentive Plan.
The following table provides information about the 2013 Incentive Plan service vesting stock options activity.

	July 31, 2014
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of period	46,403	$0.0001	—	$—
Exercised	(22,580)	0.0001	—	—
Outstanding, end of period	23,823	$0.0001	9.5 years	$10.00
Exercisable, end of period	—
The following table provides information about the 2013 Incentive Plan share price performance options activity.

	July 31, 2014
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of period	178,961	$10.00	—	$—
Forfeited	(29,861)	10.00	—	—
Outstanding, end of period	149,100	$10.00	9.5 years	$3.86
Exercisable, end of period	—
The following table provides information about the 2013 Incentive Plan service vesting shares activity.

	July 31, 2014
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of period	243,279	$—	—	$—
Exercised	(97,255)	—	—	—
Outstanding, end of period	146,024	$—	2.0 years	$10.00
Exercisable, end of period	—

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

10.	Stock-based compensation (continued):

(b)	2013 Incentive Plan exchanged awards (continued):
The following table provides information about the 2013 Incentive Plan share price performance shares activity.

	July 31, 2014
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of period	649,011	$—	—	$—
Forfeited	(50,541)	—	—	—
Outstanding, end of period	598,470	$—	9.5 years	$4.53
Exercisable, end of period	—
During the three months ended July 31, 2013 and 2014, we recorded stock-based compensation expense of $0.1 million and $3.6 million respectively, in the statements of operations.
As at July 31, 2014, $20.1 million of unamortized stock-based compensation remains to be recognized.

11.	Income taxes:
During the three months ended July 31, 2013 and 2014, we recorded income tax expense of $5.3 million and $7.9 million resulting in effective tax rates of (17.5)% and (29.8)%, respectively. During the three months ended July 31, 2014, there was an additional accrual of $1.3 million for a new uncertain tax position. The remaining income tax expense reflects primarily the current corporate income taxes in taxable jurisdictions and withholding taxes. For most jurisdictions we determined that the deferred tax assets are not more likely than not to be realized and therefore we continue to recognize a valuation allowance in respect of these deferred tax assets.
As of July 31, 2014, there was $27.7 million in unrecognized tax benefits, of which $20.8 million would have an impact on the effective tax rate, if recognized.
The total amount of interest and penalties accrued on the consolidated balance sheet at April 30, 2014 and July 31, 2014 was $7.1 million and $8.0 million, respectively.

12.	Employee pension plans:
The net defined benefit pension plan expense (income) is as follows:

	Three months ended
	July 31, 2013	July 31, 2014
Current service cost	$5,006	$5,400
Interest cost	7,921	8,705
Expected return on plan assets	(12,438)	(13,823)
Amortization of net actuarial and experience losses	432	520
Amortization of past service credits	(88)	(146)
Employee contributions	(735)	(863)
	$98	$(207)

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

13.	Derivative financial instruments and fair value measurements:
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
The outstanding foreign exchange forward contracts are as follows:

	Notional		Fair value	Maturity
April 30, 2014
Purchase contracts to sell US dollars and buy Canadian dollars	CAD	235,000	$(10,925)	May 2014 to Nov 2016
Purchase contracts to sell US dollars and buy Euros		€42,051	2,291	July 2014 to Oct 2014
Purchase contracts to sell Pounds Sterling and buy Euros		€54,000	(2,547)	May 2014 to Dec 2016

July 31, 2014
Purchase contracts to sell US dollars and buy Canadian dollars	CAD	218,000	$(8,025)	Aug 2014 to Apr 2017
Purchase contracts to sell US dollars and buy Euros		€28,034	(548)	Oct 2014 to Dec 2014
Purchase contracts to sell Pounds Sterling and buy Euros		€46,000	(4,212)	Aug 2014 to Dec 2016
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
The following tables summarize the financial instruments measured at fair value on a recurring basis excluding cash and cash equivalents and restricted cash:

	April 30, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value
Financial assets:
Other assets, current:
Foreign currency forward contracts	$—	$2,306	$—	$2,306
Foreign currency embedded derivatives	—	805	—	805
Other assets, non-current:
Foreign currency forward contracts	—	192	—	192
Foreign currency embedded derivatives	—	3,432	—	3,432
	$—	$6,735	$—	$6,735

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

13.	Derivative financial instruments and fair value measurements (continued):

	April 30, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value
Financial liabilities:
Other liabilities, current:
Foreign currency forward contracts	$—	$(8,373)	$—	$(8,373)
Foreign currency embedded derivatives	—	(7,684)	—	(7,684)
Other liabilities, non-current:
Foreign currency forward contracts	—	(5,306)	—	(5,306)
Foreign currency embedded derivatives	—	(8,011)	—	(8,011)
	$—	$(29,374)	$—	$(29,374)

	July 31, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value
Financial assets:
Other assets, current:
Foreign currency forward contracts	$—	$69	$—	$69
Foreign currency embedded derivatives	—	2,012	—	2,012
Other assets, non-current:
Foreign currency forward contracts	—	352	—	352
Foreign currency embedded derivatives	—	6,779	—	6,779
	$—	$9,212	$—	$9,212

	July 31, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value
Financial liabilities:
Other liabilities, current:
Foreign currency forward contracts	$—	$(8,784)	$—	$(8,784)
Foreign currency embedded derivatives	—	(5,593)	—	(5,593)
Other liabilities, non-current:
Foreign currency forward contracts	—	(4,422)	—	(4,422)
Foreign currency embedded derivatives	—	(4,945)	—	(4,945)
	$—	$(23,744)	$—	$(23,744)

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

13.	Derivative financial instruments and fair value measurements (continued):
Inputs to the valuation methodology for Level 2 measurements include publicly available forward notes, credit spreads and US dollars or Euro interest rates, and inputs are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. There were no transfers between categories in the fair value hierarchy.
The carrying values of the other financial instruments, which are measured at other than fair value, approximate fair value due to the short terms to maturity, except for non-revolving debt obligations, the fair values of which are as follows:

	April 30, 2014		July 31, 2014
	Fair value	Carrying value	Fair value	Carrying value
Senior secured notes	$1,254,825	$1,159,675	$1,187,875	$1,095,528
Senior unsecured notes	311,250	300,000	316,890	300,000
The fair value of the senior secured and unsecured notes are determined based on market information provided by third parties which is considered to be a Level 2 measurement in the fair value hierarchy.

14.	Supplemental cash flow information:

	Three months ended
	July 31, 2013	July 31, 2014
Cash interest paid	$1,653	$16,155
Cash taxes paid	11,525	8,181
Assets acquired through non-cash capital leases	9,101	—
Change in cash resulting from changes in operating assets and liabilities:

	Three months ended
	July 31, 2013	July 31, 2014
Receivables, net of allowance	$6,547	$(8,282)
Income taxes receivable and payable	(5,211)	(683)
Inventories	(4,370)	(7,643)
Prepaid expenses	(13,739)	(2,666)
Payables and accruals	(19,781)	(12,070)
Deferred revenue	13,334	11,163
Other assets and liabilities	(3,451)	5,091
	$(26,671)	$(15,090)

15.	Guarantees:
We have provided limited guarantees to third parties under some of our operating leases relating to a portion of the residual helicopter values at the termination of the leases, which have terms expiring between fiscal 2015 and 2024. Our exposure under the asset value guarantees including guarantees in the form of funded and unfunded residual value guarantees, rebateable advance rentals and deferred payments is approximately $245.2 million and $250.0 million as at April 30, 2014 and July 31, 2014, respectively.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

16.	Related party transactions:

(a)	Related party leasing transactions and balances:
During the three months ended July 31, 2014, we engaged in leasing transactions with VIEs related to our majority shareholder (note 2).

(b)	Balances with our majority shareholder:
At April 30, 2014 and July 31, 2014, $2.0 million in payables and accruals is due to our majority shareholder.

(c)	Repayment of related party loans:

On June 24, 2013, we repaid $25.1 million of related party loans to companies under common control with our majority shareholder. The loan bore interest at 4.5% per annum.

On July 16, 2013, we borrowed $25.0 million from companies under common control with our majority shareholder. On July 19, 2013, the loan was repaid. The loan bore interest at 4.5% per annum.

17.	Commitments:
We have helicopter operating leases with 21 lessors for 171 helicopters and 19 lessors for 170 helicopters included in our fleet at April 30, 2014 and July 31, 2014, respectively. As at July 31, 2014, these leases had expiry dates ranging from fiscal 2015 to 2025. We have the option to purchase the majority of the helicopters for agreed amounts that do not constitute bargain purchase options, but have no commitment to do so. With respect to such leased helicopters, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at our expense. We either perform this work internally through our own repair and overhaul facilities or have the work performed by an external repair and overhaul service provider.
At July 31, 2014, we have commitments with respect to operating leases for helicopters, buildings, land and equipment. The minimum lease rentals required under operating leases are payable in the following amounts over the following years ended July 31:

	Helicopter operating leases	Building, land and equipment operating leases	Total operating leases
2015	$284,444	$18,082	$302,526
2016	272,789	15,352	288,141
2017	251,072	13,842	264,914
2018	238,043	10,858	248,901
2019	219,736	8,441	228,177
Thereafter	372,990	54,875	427,865
	$1,639,074	$121,450	$1,760,524
As at July 31, 2014, we have committed to purchase 25 new helicopters and the total required additional expenditure for these helicopters is approximately $615.2 million. These helicopters are expected to be delivered in fiscal 2015 ($270.5 million), 2016 ($229.0 million) and 2017 ($115.7 million) and will be deployed in our Helicopter Services segment. We intend to enter into leases for these helicopters or purchase them outright upon delivery from the manufacturer. Additionally, we have committed to purchase $53.2 million of helicopter parts by October 31, 2015 and $100.0 million of heavy helicopters from Airbus Helicopters prior to December 31, 2016.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

17.	Commitments (continued):
The terms of certain of the helicopter lease agreements impose operating and financial limitations on us. Such agreements limit the extent to which we may, among other things, incur indebtedness and fixed charges relative to our level of consolidated adjusted earnings before interest, taxes, depreciation and amortization.
Generally, in the event of a covenant breach, a lessor has the option to terminate the lease and require the return of the helicopter, with the repayment of any arrears of lease payments plus the present value of all future lease payments and certain other amounts which could be material to our financial position. The helicopter would then be sold and the surplus, if any, returned to us. Alternatively we could exercise our option to purchase the helicopter. As at July 31, 2014, we were in compliance with all financial covenants.

18.	Contingencies:
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
In addition, from time to time, we are involved in tax and other disputes with various government agencies. The following summarizes certain of these pending disputes:
In 2006, we voluntarily disclosed to the U.S. Office of Foreign Asset Control, or OFAC, that one or more of our subsidiaries formerly operating as Schreiner Airways may have violated applicable US laws and regulations by re-exporting to Iran, Sudan, and Libya certain helicopters, related parts, map data, operation and maintenance manuals, and helicopter parts for third-party customers. OFAC’s investigation is ongoing and we continue to fully cooperate. Should the US government determine that these activities violated applicable laws and regulations, we or our subsidiaries could be subject to civil or criminal penalties, including fines and/or suspension of the privilege to engage in trading activities involving goods, software and technology subject to the US jurisdiction. At July 31, 2014, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.
On May 2, 2008, Brazilian customs authorities seized one of our helicopters (customs value of $10.0 million) as a result of allegations that we violated Brazilian customs law by failing to ensure our customs agent and the customs agent’s third-party shipping company followed approved routing of the helicopter during transport. We secured release of the helicopter and are disputing through court action any claim for penalties associated with the seizure and the alleged violation. We have preserved our rights by filing a civil action against our customs agent for any losses that may result. At July 31, 2014, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.
Our Brazilian subsidiary is disputing claims from the Brazilian tax authorities that it was not entitled to certain credits in 2004 and 2007. The tax authorities are seeking up to $4.8 million in additional taxes plus interest and penalties. We believe that based on our interpretation of tax legislation and well established aviation industry practice we are in compliance with all applicable tax legislation and plan to defend this claim vigorously. At July 31, 2014, it is not possible to determine the outcome of this matter or the significance, if any, to our business, financial condition and result of operations.
Our Brazilian subsidiary is also disputing assessments from the municipal governments in Macae and Cabo Frio related to cross-border flights and invoicing. The municipalities are seeking up to $5.0 million in taxes and penalties. We do not believe the Company is liable for these amounts and will continue to dispute these assessments through administrative and judicial processes. At July 31, 2014, it is not possible to determine the outcome of this matter or the significance, if any, to our business, financial condition and result of operations.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

18.	Contingencies (continued):
In the United Kingdom, the Ministry for Transport is investigating potential wrongdoing involving two ex-employees in conjunction with the SAR-H bid award processes. This arose from our self-reporting potential improprieties by these individuals upon their discovery in 2010. The SAR-H bid process was subsequently canceled. We will continue to cooperate in all aspects of the investigation. On July 30, 2014, the UK Treasury Solicitors filed a claim for bid recovery costs of £17.8 million ($30.1 million) against us and other parties involved in our canceled bid.  We dispute the bases for the claim and intend to vigorously defend against it. At July 31, 2014, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.

19.	Segment information:
We operate under the following segments:

•	Helicopter Services;

•	Heli-One;

•	Corporate and other.
We have provided information on segment revenues and Adjusted EBITDAR because these are the financial measures used by the Company’s chief operating decision maker (“CODM”) in making operating decisions and assessing performance. Transactions between operating segments are at standard industry rates.
During the three months ended July 31, 2014, we changed our internal reporting structure to allocate certain direct maintenance and supply chain costs previously reported in the Heli-One segment to the Helicopter Services segment.  Under the previous reporting, Heli-One provided maintenance services to the Helicopter Services segment under the terms of a Power by Hour (“PBH”) contract.  Costs incurred by Heli-One to provide services under the PBH contract were reported in the Heli-One segment, whether they related to maintenance costs performed internally by Heli-One or to services contracted from external third parties.  Under the new reporting, all third-party maintenance costs are reflected in the Helicopter Services segment. Maintenance services provided by Heli-One to Helicopter Services are separately reflected for each repair or overhaul of engines and components completed (“MRO contract”) as opposed to a PBH contract basis.
The new reporting structure presentation is reflected in the three months ended July 31, 2013 and July 31, 2014 segment results.  The MRO contract services provided by Heli-One to Helicopter Services are accounted for using a completed contract revenue recognition method in the three months ended July 31, 2014.  For the three months ended July 31, 2013, the MRO contract services are accounted for using a percentage completion method, as it was not practical to determine results for this period using the completed contract method of revenue recognition.  We are unable to quantify the impact of the difference between percentage completion and completed contract on the three months ended July 31, 2013. Otherwise, the accounting policies of the segments and the basis of accounting for transactions between segments are the same as those described in the summary of significant accounting policies in Note 2 of the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014.
Information on segment assets has not been disclosed as this information is not reviewed by the CODM.
The Helicopter Services segment includes flying operations around the world serving offshore oil and gas, EMS/SAR and other industries and the management of the fleet.
Heli-One, the maintenance, repair and overhaul segment, includes facilities in Norway, Canada, Poland, and the United States that provide helicopter maintenance, repair and overhaul services for our fleet and for an external customer base in Europe, Asia and North America.
Corporate and other includes corporate office costs in various jurisdictions and is not considered a reportable segment.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

19.	Segment information (continued):

Three months ended July 31, 2013
	Helicopter Services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$387,302	$27,629	$—	$—	$414,931
Add: Inter-segment revenues	—	37,211	—	(37,211)	—
Total revenue	387,302	64,840	—	(37,211)	414,931
Direct costs (i)	(263,626)	(60,644)	—	36,443	(287,827)
Earnings from equity accounted investees	2,391	—	—	—	2,391
General and administration costs	—	—	(18,116)	—	(18,116)
Adjusted EBITDAR (ii)	126,067	4,196	(18,116)	(768)	111,379
Helicopter lease and associated costs	(55,279)	—	—	—	(55,279)
Depreciation					(32,057)
Asset impairments (iii)					(7,324)
Loss on disposal of assets					(1,122)
Operating income					15,597
Interest on long-term debt					(38,708)
Foreign exchange loss					(13,087)
Other financing income					5,823
Income tax expense					(5,308)
Net loss					$(35,683)

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statement of operations these costs are combined.

(ii)
Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization, helicopter lease and associated costs, asset impairments, gain (loss) on disposal of assets, foreign exchange gain (loss) and other financing income (charges) or total revenue plus earnings from equity accounted investees less direct costs, excluding helicopter lease and associated costs, and general and administration expenses.

(iii)	Asset impairments of $7.3 million relate to the Helicopter Services segment.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

19.	Segment information (continued):

Three months ended July 31, 2014
	Helicopter Services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$423,711	$36,937	$—	$—	$460,648
Add: Inter-segment revenues	—	23,981	—	(23,981)	—
Total revenue	423,711	60,918	—	(23,981)	460,648
Direct costs (i)	(299,587)	(55,642)	—	23,962	(331,267)
Earnings from equity accounted investees	2,677	—	—	—	2,677
General and administration costs	—	—	(21,662)	—	(21,662)
Adjusted EBITDAR (ii)	126,801	5,276	(21,662)	(19)	110,396
Helicopter lease and associated costs	(63,280)	—	—	—	(63,280)
Depreciation					(33,725)
Asset impairments (iii)					(275)
Loss on disposal of assets					(5,259)
Operating income					7,857
Interest on long-term debt					(34,872)
Foreign exchange gain					4,908
Other financing charges					(4,325)
Income tax expense					(7,887)
Net loss					$(34,319)

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statement of operations these costs are combined.

(ii)
Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization, helicopter lease and associated costs, asset impairments, gain (loss) on disposal of assets, foreign exchange gain (loss) and other financing income (charges) or total revenue plus earnings from equity accounted investees less direct costs, excluding helicopter lease and associated costs, and general and administration expenses.

(iii)	Asset impairments of $0.3 million relate to the Helicopter Services segment.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

20.	Subsequent events
On August 21, 2014, we announced the entry into definitive agreements with funds managed by Clayton, Dubilier & Rice ("CD&R") for aggregate investment of up to $600.0 million in CHC Group Ltd. through the issuance of convertible preferred shares, or the Preferred Shares. We disclosed descriptions and copies of the definitive agreements in the Current Report on Form 8-K filed with the SEC on August 27, 2014. Consummation of the transactions contemplated by such agreements is subject to the satisfaction of closing conditions, including (i) the approval of the issuance of the preferred shares by the holders of a majority of the outstanding ordinary shares voted in person or by proxy at an extraordinary general meeting of shareholders in a limited time-frame; (ii) expiration or termination of all required waiting periods of applicable competition laws; (iii) obtaining certain required third-party consents; (iv) execution of certain shareholder agreements with CD&R and 6922767 Holding (Cayman) Inc., or CaymanCo, an entity controlled by affiliates of First Reserve Corporation; (v) resignation of one of the directors designated by CaymanCo and taking of all necessary actions by our board of directors for the election of two directors designated by CD&R at or prior to the first closing and taking of all board actions necessary for the election of two additional directors designated by CD&R at or prior to the second closing; and (vi) absence of a material adverse effect, as defined in the relevant agreements. No assurance can be given that we will complete the pending financing transactions on the currently contemplated timetable, or that we will be able to derive the benefits contemplated.
The Preferred Shares offered to the purchaser in the private placement will not be or have not been registered under the United States Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

21.	Supplemental condensed consolidated financial information:
The Company and certain of its direct and indirect wholly owned subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guaranteed on a joint and several basis certain outstanding indebtedness of CHC Helicopter S.A., one of our subsidiaries. The following consolidating schedules present financial information as of July 31, 2014 and for the three months ended July 31, 2013 and 2014, based on the guarantor structure that was in place at July 31, 2014.
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

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Balance Sheets as at April 30, 2014 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$90	$88	$98,067	$315,602	$(13,258)	$(98,067)	$302,522
Receivables, net of allowance for doubtful accounts	—	70	113	128,121	164,661	(626)	292,339
Current intercompany receivables	30,720	—	326,687	549,410	306,659	(1,213,476)	—
Income taxes receivable	—	—	—	159	28,013	—	28,172
Deferred income tax assets	—	—	—	—	60	—	60
Inventories	—	—	—	122,705	8,186	—	130,891
Prepaid expenses	1,046	—	30	6,614	20,023	(30)	27,683
Other assets	—	—	5,356	32,330	217,545	(206,022)	49,209
	31,856	158	430,253	1,154,941	731,889	(1,518,221)	830,876
Property and equipment, net	—	—	—	951,025	100,116	(382)	1,050,759
Investments	656,167	627,534	989,722	590,947	21,546	(2,854,565)	31,351
Intangible assets	—	—	—	174,394	3,469	—	177,863
Goodwill	—	—	—	335,438	96,938	—	432,376
Restricted cash	—	—	—	12,719	18,847	—	31,566
Other assets	—	36	33,245	463,071	56,199	(33,245)	519,306
Long-term intercompany receivables	—	29,817	670,470	59,225	466,397	(1,225,909)	—
Deferred income tax assets	—	—	—	576	2,805	—	3,381
Assets held for sale	—	—	—	26,849	—	—	26,849
	$688,023	$657,545	$2,123,690	$3,769,185	$1,498,206	$(5,632,322)	$3,104,327
Liabilities and Shareholders' Equity
Current Liabilities
Payables and accruals	$1,086	$98	$19,345	$213,967	$140,186	$(19,341)	$355,341
Deferred revenue	—	—	—	21,578	8,858	—	30,436
Income taxes payable	—	58	410	36,963	4,954	(410)	41,975
Current intercompany payables	5,628	1,222	77,289	357,594	522,210	(963,943)	—
Deferred income tax liabilities	—	—	—	16	82	—	98
Current facility secured by accounts receivable	—	—	—	—	62,596	—	62,596
Other liabilities	—	—	200,709	251,377	4,460	(401,376)	55,170
Current portion of long-term debt obligations	—	—	—	4,107	—	—	4,107
	6,714	1,378	297,753	885,602	743,346	(1,385,070)	549,723
Long-term debt obligations	—	—	1,459,675	1,546,155	—	(1,459,675)	1,546,155
Long-term intercompany payables	29,817	—	—	466,394	59,232	(555,443)	—
Deferred revenue	—	—	—	37,846	43,639	—	81,485
Other liabilities	—	—	—	198,995	88,390	—	287,385
Deferred income tax liabilities	—	—	—	6,659	4,006	—	10,665
Total liabilities	36,531	1,378	1,757,428	3,141,651	938,613	(3,400,188)	2,475,413
Redeemable non-controlling interests	—	—	—	—	(22,578)	—	(22,578)
Shareholders' equity	651,492	656,167	366,262	627,534	582,171	(2,232,134)	651,492
	$688,023	$657,545	$2,123,690	$3,769,185	$1,498,206	$(5,632,322)	$3,104,327

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Balance Sheets as at July 31, 2014 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$72	$—	$(16,996)	$215,581	$(95,725)	$16,996	$119,928
Receivables, net of allowance for doubtful accounts	—	70	113	128,167	164,576	(817)	292,109
Current intercompany receivables	30,551	—	297,460	427,847	323,274	(1,079,132)	—
Income taxes receivable	—	—	—	158	30,401	—	30,559
Deferred income tax assets	—	—	—	—	128	—	128
Inventories	—	—	—	125,654	7,957	—	133,611
Prepaid expenses	884	—	13	7,509	21,561	(14)	29,953
Other assets	—	—	5,286	35,817	184,802	(177,461)	48,444
	31,507	70	285,876	940,733	636,974	(1,240,428)	654,732
Property and equipment, net	—	—	—	957,473	105,884	(382)	1,062,975
Investments	575,949	547,370	1,016,763	668,836	23,788	(2,799,504)	33,202
Intangible assets	—	—	—	172,601	3,383	—	175,984
Goodwill	—	—	—	329,657	96,753	—	426,410
Restricted cash	—	—	—	8,290	21,172	—	29,462
Other assets	—	36	30,765	446,489	72,419	(30,765)	518,944
Long-term intercompany receivables	—	29,817	630,984	68,774	466,464	(1,196,039)	—
Deferred income tax assets	—	—	—	652	2,273	—	2,925
Assets held for sale	—	—	—	28,866	—	—	28,866
	$607,456	$577,293	$1,964,388	$3,622,371	$1,429,110	$(5,267,118)	$2,933,500
Liabilities and Shareholders' Equity
Current Liabilities
Payables and accruals	$942	$110	$36,426	$218,410	$121,735	$(36,426)	$341,197
Deferred revenue	—	—	—	29,459	9,529	—	38,988
Income taxes payable	—	58	409	38,517	5,115	(409)	43,690
Current intercompany payables	7,288	1,176	76,885	375,391	397,872	(858,612)	—
Deferred income tax liabilities	—	—	—	76	81	—	157
Current facility secured by accounts receivable	—	—	—	—	51,749	—	51,749
Other liabilities	—	—	172,174	224,105	2,576	(344,348)	54,507
Current portion of long-term debt obligations	—	—	—	3,654	—	—	3,654
	8,230	1,344	285,894	889,612	588,657	(1,239,795)	533,942
Long-term debt obligations	—	—	1,395,528	1,480,604	—	(1,395,528)	1,480,604
Long-term intercompany payables	29,817	—	—	465,741	69,501	(565,059)	—
Deferred revenue	—	—	—	37,893	41,970	—	79,863
Other liabilities	—	—	—	194,489	79,400	—	273,889
Deferred income tax liabilities	—	—	—	6,662	4,347	—	11,009
Total liabilities	38,047	1,344	1,681,422	3,075,001	783,875	(3,200,382)	2,379,307
Redeemable non-controlling interests	—	—	—	—	(15,216)	—	(15,216)
Shareholders' equity	569,409	575,949	282,966	547,370	660,451	(2,066,736)	569,409
	$607,456	$577,293	$1,964,388	$3,622,371	$1,429,110	$(5,267,118)	$2,933,500

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Statements of Operations and Comprehensive Loss for the three months ended July 31, 2013 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$273,888	$272,035	$(130,992)	$414,931
Operating expenses:
Direct costs	—	—	—	(204,716)	(269,382)	130,992	(343,106)
Earnings (loss) from equity accounted investees	(38,331)	(38,205)	75,035	84,052	1,900	(82,060)	2,391
General and administration costs	—	(55)	(3,011)	(18,685)	624	3,011	(18,116)
Depreciation	—	—	—	(28,704)	(3,353)	—	(32,057)
Asset impairments	—	—	—	(7,324)	—	—	(7,324)
Gain (loss) on disposal of assets	—	—	—	(1,194)	72	—	(1,122)
	(38,331)	(38,260)	72,024	(176,571)	(270,139)	51,943	(399,334)
Operating income (loss)	(38,331)	(38,260)	72,024	97,317	1,896	(79,049)	15,597
Financing income (charges)	—	(71)	(107,248)	(132,332)	86,431	107,248	(45,972)
Earnings (loss) before income tax	(38,331)	(38,331)	(35,224)	(35,015)	88,327	28,199	(30,375)
Income tax expense	—	—	(714)	(3,190)	(2,118)	714	(5,308)
Net earnings (loss)	(38,331)	(38,331)	(35,938)	(38,205)	86,209	28,913	(35,683)
Net earnings (loss) attributable to:
Controlling interest	(38,331)	(38,331)	(35,938)	(38,205)	83,561	28,913	(38,331)
Non-controlling interests	—	—	—	—	2,648	—	2,648
Net earnings (loss)	$(38,331)	$(38,331)	$(35,938)	$(38,205)	$86,209	$28,913	$(35,683)
Comprehensive income (loss)	$(65,433)	$(65,433)	$(61,552)	$(65,307)	$77,691	$116,657	$(63,377)

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Cash Flows for the three months ended July 31, 2013 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$—	$(1)	$(162,668)	$11,895	$(56,165)	$162,668	$(44,271)
Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	—	(6,446)	—	(6,446)
Proceeds from issuance of senior unsecured notes	—	—	300,000	300,000	—	(300,000)	300,000
Long-term debt proceeds	—	—	25,000	100,000	—	(25,000)	100,000
Long-term debt repayments	—	—	(75,000)	(225,948)	—	75,000	(225,948)
Increase in deferred financing costs	—	—	(5,902)	(5,902)	—	5,902	(5,902)
Long-term intercompany flow-issuance (repayment) of debt	—	—	—	12	(12)	—	—
Dividends paid	—	—	—	(25,148)	—	25,148	—
Related party loans	—	(25,148)	—	—	—	—	(25,148)
Cash provided by (used in) financing activities	—	(25,148)	244,098	143,014	(6,458)	(218,950)	136,556
Investing activities:
Property and equipment additions	—	—	—	(94,278)	(10,107)	—	(104,385)
Proceeds from disposal of property and equipment	—	—	—	46,102	61	—	46,163
Helicopter deposits net of lease inception refunds	—	—	—	(27,947)	—	—	(27,947)
Restricted cash	—	—	—	2,252	(7,104)	—	(4,852)
Dividends received	—	25,148	—	—	—	(25,148)	—
Cash provided by (used in) investing activities	—	25,148	—	(73,871)	(17,150)	(25,148)	(91,021)
Cash provided by (used in) operations	—	(1)	81,430	81,038	(79,773)	(81,430)	1,264
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7,444)	(2,966)	—	(10,410)
Change in cash and cash equivalents during the period	—	(1)	81,430	73,594	(82,739)	(81,430)	(9,146)
Cash and cash equivalents, beginning of the period	—	87	3,478	136,835	(13,121)	(3,478)	123,801
Cash and cash equivalents, end of the period	$—	$86	$84,908	$210,429	$(95,860)	$(84,908)	$114,655

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Statements of Operations and Comprehensive Loss for the three months ended July 31, 2014 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$293,193	$318,394	$(150,939)	$460,648
Operating expenses:
Direct costs	—	—	(7)	(229,327)	(316,160)	150,947	(394,547)
Earnings (loss) from equity accounted investees	(37,919)	(37,865)	(31,549)	(22,441)	2,244	130,207	2,677
General and administration costs	(4,529)	(80)	(246)	(11,345)	(5,708)	246	(21,662)
Depreciation	—	—	—	(28,913)	(4,812)	—	(33,725)
Asset impairments	—	—	—	(275)	—	—	(275)
Gain (loss) on disposal of assets	—	—	—	(5,368)	109	—	(5,259)
	(42,448)	(37,945)	(31,802)	(297,669)	(324,327)	281,400	(452,791)
Operating loss	(42,448)	(37,945)	(31,802)	(4,476)	(5,933)	130,461	7,857
Financing income (charges)	348	26	(7,515)	(26,382)	(8,280)	7,514	(34,289)
Loss before income tax	(42,100)	(37,919)	(39,317)	(30,858)	(14,213)	137,975	(26,432)
Income tax expense	—	—	(680)	(7,007)	(880)	680	(7,887)
Net loss	(42,100)	(37,919)	(39,997)	(37,865)	(15,093)	138,655	(34,319)
Net earnings (loss) attributable to:
Controlling interest	(42,100)	(37,919)	(39,997)	(37,865)	(22,874)	138,655	(42,100)
Non-controlling interests	—	—	—	—	7,781	—	7,781
Net loss	$(42,100)	$(37,919)	$(39,997)	$(37,865)	$(15,093)	$138,655	$(34,319)
Comprehensive loss	$(85,314)	$(81,133)	$(83,297)	$(81,079)	$(16,966)	$269,642	$(78,147)

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Cash Flows for the three months ended July 31, 2014 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(18)	$(88)	$22,593	$132,316	$(163,419)	$(22,629)	$(31,245)
Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	—	(9,146)	—	(9,146)
Net proceeds from issuance of capital stock	—	—	—	—	102,000	(102,000)	—
Long-term debt proceeds	—	—	70,000	70,000	—	(70,000)	70,000
Long-term debt repayments	—	—	(70,000)	(71,371)	—	70,000	(71,371)
Redemption of senior secured notes	—	—	(70,620)	(70,620)	—	70,620	(70,620)
Long term intercompany flow – issuance of debt	—	—	34,900	—	—	(34,900)	—
Dividends paid	—	—	—	(64)	—	64	—
Cash provided by (used in) financing activities	—	—	(35,720)	(72,055)	92,854	(66,216)	(81,137)
Investing activities:
Property and equipment additions	—	—	—	(114,816)	(11,099)	36	(125,879)
Proceeds from disposal of property and equipment	—	—	—	69,018	180	—	69,198
Helicopter deposits net of lease inception refunds	—	—	—	(14,780)	—	—	(14,780)
Investment in subsidiaries	—	—	(102,000)	(102,000)	—	204,000	—
Restricted cash	—	—	—	4,424	(2,819)	—	1,605
Dividends received	—	—	64	64	—	(128)	—
Cash used in investing activities	—	—	(101,936)	(158,090)	(13,738)	203,908	(69,856)
Cash used in operations	(18)	(88)	(115,063)	(97,829)	(84,303)	115,063	(182,238)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2,192)	1,836	—	(356)
Change in cash and cash equivalents during the period	(18)	(88)	(115,063)	(100,021)	(82,467)	115,063	(182,594)
Cash and cash equivalents, beginning of the period	90	88	98,067	315,602	(13,258)	(98,067)	302,522
Cash and cash equivalents, end of the period	$72	$—	$(16,996)	$215,581	$(95,725)	$16,996	$119,928

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of our financial condition and results of operations (“MD&A”) is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance. You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited interim consolidated financial statements and notes thereto included elsewhere in this report and our audited annual consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014, filed with the Securities and Exchange Commission, or SEC, on July 10, 2014, and the MD&A contained therein. In the discussion that follows, the terms “prior year quarter" and "current year quarter” refer to the three months ended July 31, 2013 and 2014, respectively.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, or Securities Act, about our future expectations, plans or prospects and our business. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, regarding the financing transactions announced on August 21, 2014, as well as our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to obtain the approval of the pending financing transactions by our shareholders;

•	the ability to obtain governmental approvals of the pending financing transactions or to satisfy other conditions to the transactions on the proposed terms and timeframe;

•	the possibility that the pending financing transactions do not close when expected or at all, or that we may be required to modify aspects of the transactions to achieve regulatory approval;

•	the ability to realize the expected reduction of debt and interest expense from the pending financing transactions in the amounts or in the timeframe anticipated;

•	our level of indebtedness and obligations under our operating leases;

•	competition in the markets we serve;

•	loss of any of our large, long-term support contracts;

•	inherent risks in operating helicopters;

•	failure to mitigate losses through a robust safety management and insurance coverage program or to maintain standards of acceptable safety performance;

•	risks associated with our fixed operating expenses and long-term contracts;

•	our reliance on a small number of helicopter manufacturers;

•	limited number of suppliers and availability of replacement helicopter parts and subcontracted services;

•	inability to fund our working capital requirements;

•	reliance on the secondary used helicopter market to dispose of older helicopters;

•	extensive regulation;

•	potential for conflict with the other owners of non-wholly owned variable interest entities;

•	political and economic uncertainty;

•	compliance risks associated with international activities;

•	application of tax laws in various jurisdictions;

•	foreign currency exposure and related hedging activities;

•	exposure to credit risks;

•	allocation of risk between our customers and us;

•	dependence on the oil and gas industry, and particular markets within that industry;

•	reduction or cancellation of services for government agencies;

•	inability to upgrade our technology;

•	reliance on information technology;

•	assimilation of acquisitions and the impact of any future material acquisitions;

•	loss of key personnel;

•	labor problems;

•	insufficient assets in our defined benefit pension plan;

•	adverse results of legal proceedings;

•	potential adverse U.S. federal income tax consequences;

•	our controlling shareholder's control over us, and its interests that may conflict with ours and may differ from those of our public shareholders;

•	future sales of our ordinary shares by current shareholders;

•	lack of a prior trading market for our ordinary shares;

•	our holding company structure; and

•	the costs of being a public company, including Sarbanes-Oxley Act compliance.

We caution you that the above list of cautionary statements is not exhaustive and should be considered with the risks described under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those identified in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended April 30, 2014. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. We disclaim any intentions or obligations to update or revise any forward-looking information, whether as a result of new information, future events or otherwise, except in accordance with applicable securities laws.
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Company,” “we,” and “our” refer to CHC Group Ltd. and its subsidiaries. Our fiscal year ends on April 30, and we refer to fiscal years based on the end of such period (the fiscal year ended April 30, 2014 is referred to as “fiscal 2014”). Certain operational terms used in this Quarterly Report on Form 10-Q are defined under the heading “Glossary.”
Overview of Business
We are the world’s largest commercial operator of helicopters based on revenue of $1.8 billion in fiscal 2014. We are also the world’s largest commercial operator of heavy and medium helicopters based on our fleet of 233 heavy and medium helicopters as of July 31, 2014. With bases on six continents, we are one of only two global commercial helicopter service providers to the offshore oil and gas industry. Our mission is to provide the highest level of service in the industry, which we believe will enable our customers to go further, do more and come home safely. With over 60 years of experience providing helicopter services, we believe our brand and reputation have become associated with safe and reliable transportation and mission-critical logistics solutions. Our fleet of heavy and medium helicopters, global capabilities and reputation for safety position us to capitalize on anticipated increases in ultra-deepwater and deepwater drilling and production spending by our major, national and independent oil and gas company customers.

Our helicopters are primarily used to facilitate large, long-distance crew changes on offshore production facilities and drilling rigs. We also provide search and rescue services, or SAR, and emergency medical services, or EMS, to government agencies. We maintain a presence in most major offshore oil and gas markets through a network of approximately 70 bases with operations in approximately 30 countries, more than any other commercial helicopter service provider in the world. We cover this expansive and diverse geography with a technologically advanced fleet of 233 helicopters and the expertise to serve customers in ultra-deepwater and deepwater locations. To secure and maintain operating certificates in the many jurisdictions in which we provide helicopter services, we must meet stringent and diverse regulatory standards across multiple jurisdictions, and have an established track record in obtaining and maintaining certificates as well as working with regulators and local partners.
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
Segments
We report under two operating segments and have a Corporate segment comprised primarily of general and administration costs. During the three months ended July 31, 2014, we changed our internal reporting structure to allocate certain direct maintenance and supply chain costs previously reported in the Heli-One segment to the Helicopter Services segment.  Under the previous reporting, Heli-One provided maintenance services to the Helicopter Services segment under the terms of a Power by Hour (“PBH”) contract.  Costs incurred by Heli-One to provide services under the PBH contract were reported in the Heli-One segment, whether they related to maintenance costs performed internally by Heli-One or to services contracted from external third parties.  Under the new reporting, all third-party maintenance costs are reflected in the Helicopter Services segment. Maintenance services provided by Heli-One to Helicopter Services are separately reflected for each MRO contract as opposed to a PBH contract basis. Information on segment assets is not reviewed by the Company’s chief operating decision maker (“CODM”) in making operating decisions and assessing performance.
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

The following charts show our revenue generated by segment, our HE Rate, our Adjusted EBITDAR excluding special items, our Adjusted EBITDAR margin excluding special items, operating income and operating margin for the three month periods ended July 31, 2013 and July 31, 2014:

Revenues and HE Rate (1)

Revenue ($ M)
HE Rate ($ M)
$500
$400
$300
$200
$100
$0
$5.0
$4.0
$3.0
$2.0
$1.0
$0.0
$415
$28
$387
$2.05
$461
$37
$424
$2.36
2013
2014
Helicopter Services
MRO
HE Rate

Adjusted EBITDAR excluding special items, Adjusted EDITDAR Margin excluding special items, Operating Income and Operating Margin (2)(3)

($ M)
Margin
$125
$100
$75
$50
$25
$0
60.0%
50.0%
40.0%
30.0%
20.0%
10.0%
0.0%
$111
$112
30%
27%
$16
3.8%
$8
1.7%
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
Adjusted EBITDAR, Adjusted EBITDAR excluding special items, Adjusted EBITDAR margin, Adjusted EBITDAR margin excluding special items, Adjusted net loss and HE Rate are non-GAAP financial measures. We have chosen to include Adjusted EBITDAR, and Adjusted EBITDAR excluding special items, as we consider these measures to be significant indicators of our financial performance and we use these measures to assist us in allocating available capital resources. Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization, helicopter lease and associated costs, asset impairments, gain (loss) on disposal of assets, foreign exchange gain (loss) and other financing income (charges) or total revenue plus earnings from equity accounted investees, less direct costs, excluding helicopter lease and associated costs, and general and administration costs. Adjusted EBITDAR excluding special items excludes corporate transaction costs, which includes costs related to senior executive turnover, potential financing and other transactions. For additional information about our segment revenue and Adjusted EBITDAR, including a reconciliation of these measures to our consolidated financial statements, see Note 19 of our unaudited interim consolidated financial statements for the three months ended July 31, 2013 and 2014 included elsewhere in this Quarterly Report on Form 10-Q.

We have chosen to include Adjusted net loss as it provides us with an understanding of the results from the primary activities of our business by excluding corporate transaction costs, which includes costs related to senior executive turnover, potential financing and other transactions, asset dispositions, asset impairments, loss on debt extinguishment, the revaluation of our derivatives and foreign exchange gain (loss), which is primarily driven by the translation of U.S. dollar balances in entities with a non-U.S. dollar functional currency. This measure excludes the net earnings or loss attributable to non-controlling interests. We believe that this measure is a useful supplemental measure as net loss includes these items, and the inclusion of these items are not meaningful indicators of our ongoing performance. For additional information about our Adjusted net loss, including reconciliation to our consolidated financial statements, see “Summary of the Results of Operations.”
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
Key Drivers Affecting our Results of Operations
Our results of operations and financial condition are affected by numerous factors, including those described under Part I, Item 1A “Risk Factors,” elsewhere in this Quarterly Report on Form 10-Q and those described below:

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
During the three months ended July 31, 2014, we took delivery of five helicopters. At July 31, 2014, we have commitments to purchase 25 new helicopters, with the delivery of these helicopters beginning in fiscal 2015 and continuing through to fiscal 2017. These helicopters will be purchased outright or financed through leases. In addition to this, we have committed to $100.0 million of additional heavy helicopter purchases with Airbus Helicopters prior to December 31, 2016.
The North Sea continues to be our core operating area, with approximately half of Helicopter Services' revenue being derived from this region. Brazil and certain countries in the Africa-Euro Asia region, particularly Nigeria, are expected to contribute increasingly to our revenue in future periods due to an increase in ultra-deepwater and deepwater oil and gas activity in those regions. In May 2014, we won a new contract to provide helicopter services to an exploration rig in the Atlantic Ocean, off the coast of Newfoundland, Canada. In June 2014, we won a new multi-year oil and gas contract in the U.K. to provide flying services to the Mariner field off the coast of Scotland. We have also made continued contract wins and renewals for the year to date with new contracts in the U.K., Kazakhstan, Norway and Equatorial Guinea.
Heli-One continues to develop its third-party business for both PBH and non-PBH revenue streams, with recent contract wins for helicopter upgrade and modification contracts with major leasing customers as well as engine overhaul and medium helicopter PBH agreements, which includes new business with customers in Japan and Malaysia. To further support the growth of our Heli-One business and expand our global footprint, we opened a new 65,000 square foot customized hangar in Rzeszow, Poland in April 2014. We continue to review and improve our global inventory management processes through a number of lean process techniques to support efficiencies in our workshops and our supply chain for our business operations, including developing our inventory management methodology and reducing the turnaround time on rotable maintenance, which is designed to both reduce our capital investment outlay and improve rotable part availability. We have also been working to expand sales volumes through our global agent and channel partner network, where we have signed new agents and channel partners in numerous key regions during preceding periods.
We believe our broad transformation program will provide significant value to our operations. This program looks at all major aspects of our operations and includes a number of work streams, each including many initiatives. The program includes transformative thinking and technology to achieve cost efficiencies through global standardization and organizational efficiency to allow us to enhance our earnings and cash flows. We opened our centralized Integrated Operations Center in Irving, Texas in fiscal 2013. The centralization process has been rolled out on a region by region basis, a process which is expected to be complete by the end of the 2014 calendar year. We are continuing to complete the implementation of our long-term crew planning and scheduling program, AIMS, to further improve customer service levels. This system improves crew scheduling, the integration of crew rosters, allows integrated training planning and enhanced key performance indicator reporting to improve crew and helicopter productivity and has been deployed in several regions, including Brazil, the North Sea and Australia. This system will be linked with our Operations Flight Planning System (OFPS), which forms part of the electronic flight bag for pilots, a measure undertaken to reduce paperwork and improve pilot efficiency. During the three months ended July 31, 2014, OFPS, integrated with AIMS, was successfully launched in our North Sea region. The roll-out of OFPS will continue to our other regions and bases. We have also continued with our global base transformation initiative, which is a program aimed at improving base efficiency through the implementation of measures designed to improve crew and field operations efficiency and reduce our aircraft on ground days, and our global indirect procurement review, aimed at generating cost savings through e-procurement implementation, bulk purchasing and more sophisticated vendor selection. We believe these transformative actions will allow us to maximize our value proposition to our customers.
We conduct our business in various foreign jurisdictions, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. Throughout the three months ended July 31, 2014, our primary foreign currency exposures were related to the Norwegian Kroner, the Euro, the British pound sterling, the Canadian dollar and the Australian dollar. For details on this exposure and the related impact on our results of operations, see Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” included elsewhere in this Quarterly Report on Form 10-Q.

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
On August 23, 2013, one of our Airbus Helicopters AS332L2 heavy helicopters was involved in an accident near Sumburgh in the Shetland Isles, United Kingdom. Authorities subsequently confirmed four fatalities and multiple injuries among the 16 passengers and two crew members on board. The cause of the accident is not yet known and full investigations are being carried out in conjunction with the UK AAIB and Police Scotland.
Despite engineering and operating differences between the AS332L2, AS332L, AS332L1 and EC225 helicopters, for a limited period, we voluntarily canceled all our flights worldwide on those helicopter types (except for those involved in life-saving missions), out of respect for our work force and those of our customers, and to evaluate any implications associated with the accident.
Within a week of the accident, after consultation with our principal regulators, the manufacturer, customers, union representatives and industry groups, and based on findings that there was no evidence to support a continuation of our temporary voluntary suspension and, on recommendations to return to active service all variants of these helicopter types, we resumed commercial passenger flights with all of these helicopter types to and from offshore oil and gas installations worldwide, excluding those in the United Kingdom with AS332L2 helicopters. We resumed AS332L2 commercial flights in the United Kingdom in mid-September. All of these helicopter types have now been returned to commercial operations worldwide.
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

On February 20, 2014, the UK Civil Aviation Authority (CAA) published its safety review of offshore oil and gas public transport helicopter operations (CAP 1145). A full copy of the review is available at http://www.caa.co.uk/application.aspx?catid=33&pagetype=65&appid=11&mode=detail&id=6088. Neither the foregoing website nor the information contained on the website nor the report accessible through such website shall be deemed incorporated into, and neither shall be a part of, this Quarterly Report on Form 10-Q. The report's prescribed actions and recommendations were the result of a comprehensive review of offshore helicopter operations, undertaken in conjunction with the Norwegian Civil Aviation Authority and the EASA. The UK CAA identified several actions intended to minimize the risk of further accidents and to improve the survivability in the event of an accident; those actions/recommendations included prohibiting helicopter flights in certain sea conditions, except in response to an emergency, relative to the sea conditions for which the helicopter has been certificated, and only allowing passengers to be seated next to push-out window exits unless all passengers have enhanced emergency breathing equipment or the helicopter is fitted with side floats. The review also identified several other areas of activity to further enhance the levels of safety in the offshore helicopter industry. In May 2014, the UK CAA announced certain changes to the timing of the implementation of the measures within this report, which include the delay of seating restrictions until September 1, 2014. The introduction of the enhanced breathing equipment for all passengers is being implemented as scheduled.
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
Financing Transactions
On August 21, 2014, we announced the entry into definitive agreements with funds managed by Clayton, Dubilier & Rice (CD&R) for aggregate investment of up to $600.0 million in CHC Group Ltd. through the issuance of convertible preferred shares, or the preferred shares. We disclosed descriptions and copies of the definitive agreements in the Current Report on Form 8-K filed with the SEC on August 27, 2014, which are incorporated herein by reference. Consummation of the transactions contemplated by such agreements is subject to the satisfaction of closing conditions, including (i) the approval of the issuance of the preferred shares by the holders of a majority of the outstanding ordinary shares voted in person or by proxy at an extraordinary general meeting of shareholders in a limited time-frame; (ii) expiration or termination of all required waiting periods of applicable competition laws; (iii) obtaining certain required third-party consents; (iv) execution of certain shareholder agreements with CD&R and 6922767 Holding (Cayman) Inc., or CaymanCo, an entity controlled by affiliates of First Reserve Corporation; (v) resignation of one of the directors designated by CaymanCo and taking of all necessary actions by our board of directors for the election of two (2) directors designated by CD&R at or prior to the first closing and taking of all board actions necessary for the election of two (2) additional directors designated by CD&R at or prior to the second closing; and (vi) absence of a material adverse effect. No assurance can be given that we will complete the pending financing transactions on the currently contemplated timetable, or that we will be able to derive the benefits contemplated.
The preferred shares offered to the purchaser in the private placement will not be or have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This Quarterly Report on Form 10-Q does not constitute an offer to sell or a solicitation of an offer to buy any securities.

Fleet
As of July 31, 2014, our fleet was comprised of the following helicopters:

Helicopter Type	Total	Cruise Speed (kts)	Approximate Range (nmi)	Passenger Capacity	Maximum Weight (lbs)
Helicopter Type
Heavy:
Sikorsky S92A	42	145	400	19	26,500
Airbus Helicopters EC225	37	145	400	19	24,250
Airbus Helicopters (AS332 L, L1, and L2)	37	130-140	250-350	17-19	18,000-20,500
Total Heavy	116
Medium:
AgustaWestland AW139	39	145	280	12-15	15,000
Sikorsky S76C++	23	145	220	12	11,700
Sikorsky S76C+	20	145	175	12	11,700
Sikorsky S76A++	15	135	110-130	12	10,800-11,700
Bell 412	8	125	135	13	11,900
Airbus Helicopters AS365 Series	7	120-145	80	11	9,500
Airbus Helicopters EC135/145/155	5	N/A(1)	N/A(1)	N/A(1)	N/A(1)
Total Medium	117
Total Helicopters	233

(1)	EMS only

As of July 31, 2014, we have committed to purchase 25 new helicopters and the total required additional expenditure for these helicopters is approximately $615.2 million. These helicopters are expected to be delivered in fiscal 2015 ($270.5 million), 2016 ($229.0 million) and 2017 ($115.7 million) and will be deployed in our Helicopter Services segment. We intend to enter into leases for these helicopters or purchase them outright upon delivery from the manufacturer. Additionally, we have committed to purchase $53.2 million of helicopter parts by October 31, 2015 and $100.0 million of heavy helicopters from Airbus Helicopters prior to December 31, 2016.
The following table shows the expected delivery dates of the helicopter purchase commitments referred above:

Number of helicopters purchase commitments (i)
2015	12
2016	9
2017	4
25
(i)    Does not include helicopters related to our commitment to purchase $100.0 million of heavy helicopters from Airbus Helicopters or our intention to lease helicopters from an independent lessor with two planned deliveries in fiscal 2015.

Summary Results of Operations
(In thousands of U.S. dollars)

	Three Months Ended July 31,
	2013	2014
Operating revenue	$373,059	$421,074
Reimbursable revenue	41,872	39,574
Total revenue	414,931	460,648
Operating Expenses
Direct costs (i)	(287,827)	(331,267)
Earnings from equity accounted investees	2,391	2,677
General and administration costs	(18,116)	(21,662)
Adjusted EBITDAR (ii)	111,379	110,396
Helicopter lease and associated costs	(55,279)	(63,280)
Depreciation	(32,057)	(33,725)
Asset impairments	(7,324)	(275)
Loss on disposal of assets	(1,122)	(5,259)
Operating income	15,597	7,857
Interest on long-term debt	(38,708)	(34,872)
Foreign exchange gain (loss)	(13,087)	4,908
Other financing income (charges)	5,823	(4,325)
Loss before income tax	(30,375)	(26,432)
Income tax expense	(5,308)	(7,887)
Net loss	$(35,683)	$(34,319)
Net earnings (loss) attributable to:
Controlling interest	$(38,331)	$(42,100)
Non-controlling interests	2,648	7,781
Net loss	$(35,683)	$(34,319)
Non-GAAP Financial Measures:
Adjusted net loss (iii)	$(31,562)	$(36,672)
Adjusted EBITDAR excluding special items (ii)	111,379	112,097
Adjusted EBITDAR margin (ii)	29.9%	26.2%
Adjusted EBITDAR margin, excluding special items (ii)	29.9%	26.6%
HE Rate (iv)	$2,052	$2,364

(i)
Direct costs in the information above excludes helicopter lease and associated costs. These costs are combined in the consolidated statements of operations, which are included in the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(ii)
See “—Key Financial and Operating Metrics” for the definition and discussion of these non-GAAP measures. Additional information about our Adjusted EBITDAR, including a reconciliation of this measure to our consolidated financial statements is also provided in Note 19 of our unaudited interim consolidated financial statements for the three months ended July 31, 2013 and 2014, each included elsewhere in this Quarterly Report on Form 10-Q. See below for our reconciliation of Adjusted EBITDAR excluding special items, Adjusted EBITDAR margin and Adjusted EBITDAR margin excluding special items, which we have included because we consider these measures to be significant indicators of our financial performance and management use these measures to assist us in allocating available capital resources.

	Three Months Ended July 31,
	2013	2014
Adjusted EBITDAR	$111,379	$110,396
Adjusted EBITDAR excluding special items	111,379	112,097
Total revenues less reimbursable revenue	373,059	421,074
Adjusted EBITDAR margin	29.9%	26.2%
Adjusted EBITDAR margin, excluding special items	29.9%	26.6%
Adjusted EBITDAR excluding special items excludes corporate transaction costs, which includes costs related to senior executive turnover, potential financing and other transactions. This is reconciled to Adjusted EBITDAR as follows:

	Three Months Ended July 31,
	2013	2014
Adjusted EBITDAR excluding special items	$111,379	$112,097
Corporate transaction costs	—	(1,701)
Adjusted EBITDAR	$111,379	$110,396

(iii)
Adjusted net loss is a non-GAAP measure that has not been prepared in accordance with GAAP and has not been audited or reviewed by our independent auditors. We have chosen to include adjusted net loss as it provides us with an understanding of the results from the primary activities of our business by excluding items such corporate transaction costs, which includes costs related to senior executive turnover, potential financing and other transactions, asset dispositions, asset impairments, loss on debt extinguishment, the revaluation of our derivatives and foreign exchange gain (loss), which is primarily driven by the translation of U.S. dollar balances in entities with a non-U.S. dollar functional currency. This measure excludes the net earnings or loss attributable to non-controlling interests. We believe that this measure is a useful supplemental measure as net loss includes these items, and these items are not meaningful indicators of our ongoing performance. A description of the adjustments to and reconciliations of this non-GAAP financial measure to the most comparable GAAP financial measure is as follows:

	Three Months Ended July 31,
	2013	2014
Adjusted net loss	$(31,562)	$(36,672)
Corporate transaction costs	—	(1,701)
Asset impairments	(7,324)	(275)
Loss on disposal of assets	(1,122)	(5,259)
Foreign exchange gain (loss)	(13,087)	4,908
Loss on debt extinguishment	—	(7,444)
Unrealized gain on derivatives	14,764	4,343
Net loss attributable to controlling interest	$(38,331)	$(42,100)

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

	Three Months Ended July 31,
	2013	2014
Helicopter Services total external revenue	$387,302	$423,711
Less: Reimbursable revenues	(41,872)	(39,574)
Helicopter Services operating revenue	$345,430	$384,137
Average HE count	168.3	162.5
HE Rate	$2,052	$2,364

Consolidated Results Summary
For the three months ended July 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Helicopter Services (i)	$387,302	$423,711	$36,409	9.4%
Heli-One	27,629	36,937	9,308	33.7%
Total revenue	414,931	460,648	45,717	11.0%
Direct costs (ii)	(287,827)	(331,267)	(43,440)	(15.1)%
Helicopter lease and associated costs	(55,279)	(63,280)	(8,001)	(14.5)%
Total direct costs	$(343,106)	$(394,547)	$(51,441)	(15.0)%
Flying hours	39,156	35,990	(3,166)	(8.1)%
# of helicopters	246	233	(13)	(5.3)%
Average HE count	168.3	162.5	(5.8)	(3.4)%
HE Rate (iii)	$2,052	$2,364	$312	15.2%

(i)	Includes revenue from customer reimbursement of fuel costs of $24.2 million for the three months ended July 31, 2013 and $22.3 million for the three months ended July 31, 2014.

(ii)	Includes $24.6 million in fuel costs for the three months ended July 31, 2013 and $22.8 million for the three months ended July 31, 2014.
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

Consolidated Results of Operations
Revenue
Consolidated revenue increased by $45.7 million to $460.6 million compared to the prior year quarter, an increase of 11.0%. Revenue increased in both our Helicopter Services and Heli-One segments. The changes in external revenue by segment are explained below.

Helicopter Services
For the three months ended July 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Eastern North Sea	$94,712	$102,407	$7,695	8.1%
Western North Sea	100,623	118,350	17,727	17.6%
Americas	58,668	72,549	13,881	23.7%
Asia Pacific	85,659	80,424	(5,235)	(6.1)%
Africa-Euro Asia	46,720	48,327	1,607	3.4%
Other	920	1,654	734	79.8%
Total	$387,302	$423,711	$36,409	9.4%

The total external revenue for Helicopter Services increased by $36.4 million, or 9.4%, compared to the prior year quarter. The key variances by region were as follows:

•
Eastern North Sea. Revenues in the Eastern North Sea increased by $7.7 million compared to the prior year quarter. There was a $3.0 million increase in revenue, primarily due to a new contract win in the oil and gas sector, in addition to higher levels of ad-hoc and reimbursable revenue of $3.1 million. Revenue also increased by $3.2 million over the prior year quarter due to higher activity with existing customers, as a result of the resumption of normal commercial operations of our EC225 fleet. These increases were partially offset by a $1.6 million decrease due to the expiry of contracts with certain customers.

•
Western North Sea. Revenues in the Western North Sea increased by $17.7 million compared to the prior year quarter, due to additional services and new contracts with oil and gas customers, which generated additional revenue of $16.6 million. In addition, ad-hoc revenue and other revenue was $3.6 million higher than the prior year quarter, primarily due to the EC225 return to service. Revenue increased in Ireland for a SAR contract, which was fully implemented by December 2013, offset by the expiration of a SAR contract in the UK, resulting in a net increase to revenue of $5.4 million over the prior year quarter. These increases were partially offset by contract expirations with oil and gas customers of $7.9 million.

•
Americas. Revenues in the Americas increased by $13.9 million compared to the prior year quarter, primarily due to a new contract win for $2.3 million and other increased revenue in Brazil of $21.3 million, driven primarily by the EC225 return to service. The increase was offset by a $9.7 million reduction in revenue due to a contract completion in Nicaragua, which ended in January 2014, and by a contract completion in Brazil in April 2014.

•
Asia Pacific. Asia Pacific revenues decreased by $5.2 million compared to the prior year quarter due to contract completions offsetting additional revenues from new contract wins. Revenue increased due to new contract wins and modifications for oil and gas customers in East Timor, Australia and other South East Asia countries which increased revenue by $14.5 million compared to the prior year quarter. These increases were offset by the expiry of contracts with oil and gas customers, primarily in Australia, approximating $19.7 million.

•
Africa-Euro Asia. Africa-Euro Asia revenues increased by $1.6 million compared to the prior year quarter due to new contract wins and changes in contract activity in Equatorial Guinea, Nigeria, Eastern Europe and in other African countries, which resulted in additional revenue of $20.5 million. This increase included our operations in Nigeria, which generated additional revenue of $5.3 million compared to the prior year quarter. Offsetting these increases were contract expirations in Kazakhstan, Azerbaijan and Tanzania of $8.6 million and a decrease in revenue of approximately $10.3 million due to contract modifications with continuing customers, primarily in Kazakhstan, compared to the prior year quarter.

Heli-One
Heli-One’s external revenue increased by $9.3 million, with increased PBH revenue of $7.1 million and increased non-PBH project revenue, which includes airframe, engine and component work, of $2.2 million. The higher levels of PBH revenue compared to the prior year quarter was due in part to the resumption of normal commercial operations by third-party customers of EC225 helicopters, in addition to new contract wins. Higher non-PBH project revenue increased primarily due to higher levels of airframe and component work partially offset by lower levels of engine repair work compared to the prior year quarter.
Direct Costs
For the three months ended July 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Crew costs	$(108,086)	$(113,222)	$(5,136)	(4.8)%
Base operations and other costs	(77,460)	(82,030)	(4,570)	(5.9)%
Maintenance	(55,948)	(89,651)	(33,703)	(60.2)%
Support costs	(46,333)	(46,364)	(31)	(0.1)%
	$(287,827)	$(331,267)	$(43,440)	(15.1)%

Direct costs increased by $43.4 million to $331.3 million compared to the prior year quarter. The increase in direct costs was due to an increase in crew, maintenance and base operations and other costs in the current year quarter compared to the prior year quarter.
Crew costs, including salary, benefits, training and recruitment, increased by $5.1 million to $113.2 million compared to the prior year quarter. Crew costs were incurred only by our Helicopter Services segment. Crew costs have increased by $8.8 million, primarily as a result of new contract work in Nigeria, Eastern Europe, and South East Asia. These were offset by a reduction in crew costs in certain other regions, including the Western North Sea, Australia and Kazakhstan, where crew costs decreased by $3.7 million, again primarily due to changes in the level of customer activity.
Base operations and other costs, which include our base operations, reimbursable costs, insurance costs and other external expenses, increased by $4.6 million to $82.0 million compared to the prior year quarter. Base operations and other costs were incurred only by our Helicopter Services segment. Base operations and other costs increased compared to the prior year quarter by $8.2 million primarily driven by new customer contracts in Eastern Europe, Nigeria and in the North Sea and the receipt of insurance proceeds in the prior year quarter. These were offset by $1.0 million of lower rechargeable costs and $2.6 million of lower costs incurred in Brazil, primarily for travel and accommodation, compared to the prior year quarter.
Maintenance costs increased by $33.7 million to $89.7 million compared to the prior year quarter. Approximately two-thirds of these costs were related to Helicopter Services, with the balance related to Heli-One for MRO costs incurred for revenue activities related to external customers. Maintenance costs increased in part because we received in the prior year quarter cash and immediately available credits, in light of the EC225 suspension, which were booked as reductions to maintenance costs as they related to short-term performance issues. Maintenance costs also increased by $5.9 million in the current year quarter compared to the prior year quarter, due to the timing of externally subcontracted maintenance costs, primarily on our EC225 fleet. Our Helicopter Services segment incurred an additional $2.1 million of costs related to ongoing inspection costs on the EC225 fleet. We will incur these additional inspection costs until the completion of retrofit of the redesigned gear shaft, which is expected to be complete in fiscal 2015. See "—Recent Developments" included elsewhere in this Quarterly Report on Form 10-Q for further information. These increases were offset by $6.8 million of additional costs incurred in the prior year quarter in preparing the EC225 helicopters for return to service, which were not incurred in the current year quarter.
Support costs were flat compared to the prior year quarter, with higher levels of support costs incurred for sales support staff and supply chain management offset by lower levels of consulting costs. The majority of support costs are incurred by our Helicopter Services segment, with $5.9 million related to our Heli-One segment.

Helicopter Lease and Associated Costs
Helicopter leasing costs increased by $8.0 million to $63.3 million, due primarily to an increase in new technologically advanced helicopter additions. We are continuing to acquire new technologically advanced helicopters to meet our customers’ needs as they continue production, exploration and development into deeper waters. We anticipate we will continue to finance helicopters through operating leases and may make strategic decisions as required to purchase certain helicopters outright. The purchase of helicopters allows for greater jurisdictional flexibility as some lease agreements restrict the movement of helicopters to certain countries.
General and Administrative Costs
General and administrative costs increased by $3.5 million to $21.7 million compared to the prior year quarter. The increase was primarily due to increased stock-based compensation expense of $3.5 million. The stock-based compensation expense has increased primarily as a result of new grants made under the 2013 Omnibus Incentive Plan at the time of our initial public offering, or IPO. For more information, see Note 10 of our unaudited consolidated financial statements for the three months ended July 31, 2014 included elsewhere in this Quarterly Report on Form 10-Q.
Depreciation
Depreciation increased by $1.7 million to $33.7 million compared to the prior year quarter as a result of an increase in the net book value of property and equipment. As a result of the change in our internal reporting structure, we no longer report segment assets to our CODM and accordingly depreciation expense is not allocated to our segments. See "—Segments" included elsewhere in this Quarterly Report on Form 10-Q for further information.
Asset Impairments
Asset impairment decreased by $7.0 million to $0.3 million compared to the prior year quarter. This was due to lower impairment on held for sale helicopters as compared to the prior year quarter.
Interest on Long-Term Debt
Interest on long-term debt decreased by $3.8 million to $34.9 million compared to the prior year quarter, primarily due to lower interest costs on the senior secured notes. In February 2014, one of our subsidiaries redeemed $130.0 million of the senior secured notes and in May 2014, a further $65.0 million of the senior secured notes were purchased on the open market. The decrease was offset in part by an additional 13 days interest expense on the $300.0 million aggregate principal amount of senior unsecured notes which were issued on May 13, 2013 by CHC Helicopter S.A., our wholly owned subsidiary.
Foreign Exchange Gain (Loss)
Foreign exchange loss decreased by $18.0 million compared to the prior year quarter, resulting in a foreign exchange gain of $4.9 million in the current year quarter, primarily due to the impact of the revaluation of net asset positions denominated in U.S. dollars in Euro functional currency entities offset by a loss in Norwegian functional currency entities with net liability positions denominated in U.S. dollars.
Other Financing Income (Charges)
Other financing income (charges) includes the amortization of deferred financing costs, interest income and expense on cash balances and bank indebtedness and the net gain or loss on the fair value of derivative financial instruments. Other financing charges increased by $10.1 million to $4.3 million compared to the prior year quarter primarily due to a $7.4 million loss on debt extinguishment incurred on the purchase of $65.0 million of the senior secured notes in May 2014 and due to a $6.7 million decrease in the gain on the valuation of derivatives and embedded derivatives due to foreign currency movements. The increase was partially offset by $1.9 million of lower deferred financing cost amortization, primarily due to the $130.0 million redemption of the senior secured notes in February 2014 and the $65.0 million purchase of the senior secured notes in May 2014, and higher interest income compared to the prior year quarter.

Income Tax Expense
Income tax expense increased by $2.6 million to $7.9 million compared to the prior year quarter. The effective tax rate for the current year quarter is (29.8)% compared to (17.5)% in the prior year quarter. The below table provides a breakdown of the items which caused the change in income tax expense between the prior year quarter and current year quarter:

(In millions of U.S. dollars)	Increase/(decrease) in tax expense	Effective tax rate
Income tax expense at July 31, 2013	$5.3	(17.5)%
Current income tax	(0.5)
Withholding tax	0.1
Change in uncertain tax positions	3.5
Deferred income tax	(0.5)
Income tax expense at July 31, 2014	$7.9	(29.8)%

The increase in the income tax expense compared to the prior year quarter was primarily due to the change in our uncertain tax positions of $3.5 million, which was primarily the result of a favorable audit finding with respect to an uncertain tax position recognized in the prior year quarter and an additional accrual of $1.3 million recognized in the current year quarter for a new uncertain tax position. There was no tax benefit recognized on taxable losses in most jurisdictions as we recognize valuation allowances against net deferred tax assets in those jurisdictions.
The effective tax rate is the ratio of income tax expense to loss before income tax. Our future effective income tax rate depends on various factors, such as the amount of income (loss) in each tax jurisdiction, tax regulations governing each jurisdiction, non-tax deductible expenses incurred as a percentage of pre-tax income, valuation allowances taken on losses in certain jurisdictions and the effectiveness of our tax planning strategies. Movements in our loss from operations including the impact of this reduction in certain expenses may occur in jurisdictions where we are not recognizing the benefit of deferred tax assets, which could result in no corresponding movement in our income tax expense. In addition, a significant component of income tax expense for the prior year quarter and current year quarter is represented by income taxes in certain jurisdictions, such as withholding taxes, which are not directly correlated to movements in the net loss before income tax.
Non-Controlling Interests
Net earnings allocated to non-controlling interests increased by $5.1 million to $7.8 million, due to an increase in the net earnings in EEA Helicopters Operations B.V. (“EHOB”), driven by higher contract profitability and an increase in the net gain on the fair value of embedded derivative financial instruments. See Note 2 of our interim unaudited consolidated financial statements for a further discussion on EHOB.

Segmented Results of Operations
During the three months ended July 31, 2014, we changed our internal reporting structure to allocate certain direct maintenance and supply chain costs previously reported in the Heli-One segment to the Helicopter Services segment.  Under the previous reporting, Heli-One provided maintenance services to the Helicopter Services segment under the terms of a PBH contract.  Costs incurred by Heli-One to provide services under the PBH contract were reported in the Heli-One segment, whether they related to maintenance costs performed internally by Heli-One or to services contracted from external third parties.  Under the new reporting, all third-party maintenance costs are reflected in the Helicopter Services segment. Maintenance services provided by Heli-One to Helicopter Services are separately reflected for each MRO contract as opposed to a PBH contract basis.
The new reporting structure presentation is reflected in the July 31, 2013 and July 31, 2014 segment results. The MRO contract services provided by Heli-One to Helicopter Services are accounted for using a completed contract revenue recognition method in the quarter ended July 31, 2014. For the quarter ended July 31, 2013, the MRO contract services are accounted for using a percentage completion method, as it was not practical to determine results for this quarter using the completed contract method of revenue recognition. We are unable to quantify the impact of the difference between percentage completion and completed contract on the quarter ended July 31, 2013. Otherwise, the accounting policies of the segments and the basis of accounting for transactions between segments are the same as those described in the summary of significant accounting policies.

Helicopter Services
For the three months ended July 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Operating revenue	$345,430	$384,137	$38,707	11.2%
Reimbursable revenue	41,872	39,574	(2,298)	(5.5)%
Total revenue	$387,302	$423,711	$36,409	9.4%
Direct costs (i)	(263,626)	(299,587)	(35,961)	(13.6)%
Earnings from equity accounted investees	2,391	2,677	286	12.0%
Adjusted EBITDAR	$126,067	$126,801	$734	0.6%
Adjusted EBITDAR margin (ii)	36.5%	33.0%	(3.5)%	(9.6)%
Flight Hours	39,156	35,990	(3,166)	(8.1)%
# of Helicopters	246	233	(13)	(5.3)%
Helicopter lease and associated costs	$(55,279)	$(63,280)	$(8,001)	(14.5)%
Average HE count (iii)	168.3	162.5	(5.8)	(3.4)%
HE Rate (iii)	$2,052	$2,364	$312	15.2%

(i)
In the prior year quarter, direct costs were comprised of crew costs of $108.1 million, base operations and other costs of $77.5 million and maintenance and support costs of $78.0 million. In the current year quarter, direct costs were comprised of crew costs of $113.2 million, base operations and other costs of $82.0 million and maintenance and support costs of $104.4 million.

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

Helicopter Services Adjusted EBITDAR increased by $0.7 million to $126.8 million compared to the prior year quarter. Adjusted EBITDAR margin decreased by 3.5% compared to the prior year quarter. The primary changes which positively impacted Adjusted EBITDAR for Helicopter Services as compared to the prior year quarter were as follows:

•
Adjusted EBITDAR and Adjusted EBITDAR margin increased in the Western North Sea by $17.4 million and 2.2%, respectively. The increase in margin was driven by new oil and gas sector contracts and SAR work based in Ireland, for a contract which was partially implemented during the prior year quarter. Oil and gas contract wins included the supply of additional heavy helicopters, including EC225 helicopters, to both new and existing customers;

•
Contract wins in Africa-Euro Asia impacted Adjusted EBITDAR and Adjusted EBITDAR margin favorably by $10.4 million and 0.8%, respectively for long and short-term contracts in the oil and gas industry, including $1.5 million for new contract work in Nigeria;

•	Adjusted EBITDAR and Adjusted EBITDAR margin increased by $2.7 million and 0.4%, respectively, due to a contract win with an existing oil and gas customer in the Eastern North Sea;

•	Favorable changes in existing oil and gas contract activity in Brazil increased Adjusted EBITDAR and Adjusted EBITDAR margin by $5.8 million and 0.8%, respectively; and

•
Other favorable changes in existing contract activity primarily in Australia and Nigeria providing SAR and oil and gas services increased Adjusted EBITDAR and Adjusted EBITDAR margin by $2.5 million and 0.1%, respectively.

These improvements to Adjusted EBITDAR and Adjusted EBITDAR margin were offset primarily by the following factors which negatively impacted Adjusted EBITDAR compared to the prior year quarter:

•	Adjusted EBITDAR and Adjusted EBITDAR margin decreased in the Americas by $8.7 million and 1.2%, respectively, due to contract completions in Nicaragua and Brazil;

•
Completion of contracts in Asia Pacific, primarily in Australia and the Philippines, for both oil and gas services and SAR work, negatively impacted Adjusted EBITDAR and Adjusted EBITDAR margin by $8.1 million and 0.2%, respectively;

•
The expiration of contracts in the Western North Sea, primarily of a short-term nature, for the supply of medium helicopters to oil and gas customers, impacted Adjusted EBITDAR and Adjusted EBITDAR margin unfavorably by $6.1 million and 0.6%, respectively;

•	The completion of contracts in Azerbaijan, Kazakhstan and Tanzania to oil and gas customers impacted Adjusted EBITDAR and Adjusted EBITDAR margin unfavorably by $5.2 million and 0.5%, respectively;

•
Adjusted EBITDAR and Adjusted EBITDAR margin decreased by $1.5 million and 0.2%, respectively, due to short-term contract completions of both heavy and medium helicopter oil and gas contracts in the Eastern North Sea; and

•	Contract modifications for services provided to customers, primarily in Kazakhstan, decreased Adjusted EBITDAR by $8.5 million and Adjusted EBITDAR margin by 1.5%.
The balance of the change in Adjusted EBITDAR relates to the results of our fleet operations, including the impact on maintenance costs because we received in the prior year quarter cash and immediately available credits, in light of the EC225 suspension, which were booked as reductions to maintenance costs, changes to centralized support costs and earnings from equity accounted investees compared to the prior year quarter. In the current year quarter, earnings from equity accounted investees increased by $0.3 million over the prior year quarter.
Helicopter leasing and associated costs increased by $8.0 million to $63.3 million, due primarily to an increase in technologically advanced helicopter operating leases entered into during the current year quarter, which have a higher lease cost. We are acquiring technologically advanced helicopters to meet customers’ needs as they continue exploration and development into deeper waters. We anticipate that we will continue to finance helicopters through operating leases and may make strategic decisions as required to purchase certain helicopters outright. The purchase of helicopters allows for greater jurisdictional flexibility as some lease agreements restrict the movement of helicopters to certain countries.

Heli-One
For the three months ended July 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Third-party revenue	$27,629	$36,937	$9,308	33.7%
Internal revenue	37,211	23,981	(13,230)	(35.6)%
Total revenue	$64,840	$60,918	$(3,922)	(6.0)%
Direct costs (i)	(60,644)	(55,642)	5,002	8.2%
Adjusted EBITDAR	$4,196	$5,276	$1,080	25.7%
Adjusted EBITDAR Margin (ii)	6.5%	8.7%	2.2%	33.8%

(i)
In the prior year quarter, direct costs were comprised of maintenance costs of $55.0 million and support costs of $5.6 million. In the current year quarter, direct costs were comprised of maintenance costs of $49.7 million and support costs of $5.9 million.

(ii)	Adjusted EBITDAR margin is calculated as Adjusted EBITDAR divided by total revenue less reimbursable revenue, of which there was none in the Heli-One segment in the prior and current year quarters.
Heli-One’s Adjusted EBITDAR increased by $1.1 million to $5.3 million and Adjusted EBITDAR margin increased by 2.2% compared to the prior year quarter, primarily driven by the mix of external revenue. The primary changes compared to the prior year quarter were as follows:

•
Higher external third-party PBH revenue, due to increased flight hours, which were partially driven by third-party customers' resumption of EC225 operations, and new customer contracts, increased Adjusted EBITDAR by $1.5 million;

•
Adjusted EBITDAR increased due to higher margin helicopter modification work, which was partially offset by decreased levels of engine work both in Canada and Norway, with a favorable net impact of $1.3 million;

•	Lower levels of MRO activity with our Helicopter Services segment compared to the prior year quarter decreased Adjusted EBITDAR by approximately $1.2 million; and

•	Higher support costs incurred in the current year quarter, due in part to higher facilities costs, resulted in an unfavorable impact to Adjusted EBITDAR of $0.5 million.

Financial Condition and Sources of Liquidity
Analysis of Historical Cash Flows
For the three months ended July 31,
(In thousands of U.S. dollars)

	2013	2014
Cash used in operating activities	$(44,271)	$(31,245)
Cash provided by (used in) financing activities	136,556	(81,137)
Cash used in investing activities	(91,021)	(69,856)
Effect of exchange rate changes on cash and cash equivalents	(10,410)	(356)
Change in cash and cash equivalents during the period	$(9,146)	$(182,594)

Cash Flows Used In Operating Activities
Cash flows used in operating activities decreased by $13.0 million compared to the prior year quarter, due to improved cash flow results from operations, adjusted for non-cash items and working capital movements, of $12.0 million, lower pension contributions of $0.6 million and lower cash payments for deferred lease financing costs of $0.4 million.
The improvement to cash flow results from operations, adjusted for non-cash items and working capital movements, was driven primarily from favorable changes of $11.6 million in working capital, due to a reduction in the use of cash, compared to the prior year quarter, of $11.1 million in prepaid assets, primarily due to the timing of insurance payments, $7.7 million in payables and accruals, primarily due to employee related payables, and $8.5 million in other assets and liabilities, primarily due to a reduction in related party receivables. These improvements to working capital were offset by an unfavorable change of $14.8 million in accounts receivables, due to the timing of receivable collections compared to the prior year quarter.
One of our continued areas of focus is the improvement of our cash flows through operational growth. We have implemented a number of initiatives, but have not consistently decreased our use of cash in operations. No assurance can be given that our efforts to reduce operational cash requirements, including continued efforts to achieve greater cost efficiencies through our broad transformation program, will be effective. The business may not generate sufficient net cash from operating activities and future borrowings may not be available in amounts sufficient to enable us to service our debt or to fund our other liquidity needs. It is currently expected that the net cash from operating activities will, together with our ability to access financing through our new revolving credit facility, other financing markets, new operating leases and proceeds from the sale of helicopters and other assets, be sufficient to meet the on-going cash flow requirements. If we are unable to meet our debt obligations or fund other liquidity needs, alternative financing plans may need to be undertaken, such as refinancing or restructuring debt, selling assets, reducing or delaying capital investments or raising additional capital. See “Risk Factors – Risks Related to Our Net Losses and Our Indebtedness–Our level of indebtedness could affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage” in Part II, Item 1A "Risk Factors" elsewhere in this Quarterly Report on Form 10-Q.
Cash Flows Provided By (Used In) Financing Activities
Cash flows used in financing activities increased by $217.7 million to $81.1 million compared to the prior year quarter, primarily due to proceeds from the issuance, by our wholly owned subsidiary CHC Helicopter S.A., of $300.0 million aggregate principal amount of senior unsecured notes on May 13, 2013, and by a $65.0 million open market purchase, by our wholly owned subsidiary CHC Helicopter S.A., of our senior secured notes at premiums ranging from 8.00% to 9.13% in May 2014. The increase in the use of cash provided by financing activities compared to the prior year quarter was partially offset by lower net repayments on our senior secured revolving credit facility of $124.6 million and lower deferred financing costs of $5.9 million, related to the issuance of $300.0 million aggregate principal amount of senior unsecured notes issued on May 13, 2013. In addition, in the prior year quarter we repaid a related party loan of $25.1 million, which did not recur in the current year quarter.

Cash Flows Used In Investing Activities
Cash flows used in investing activities decreased by $21.2 million to $69.9 million compared to the prior year quarter, due primarily to an increase on proceeds received from the disposal of property and equipment of $23.0 million partially offset by higher property and equipment additions of $21.5 million. Proceeds from the disposal of property and equipment primarily increased in the current year quarter due to a higher level of sale and leaseback activity. Property and equipment additions increased due to a higher level of lease buyout and helicopter purchase activity compared to the prior year quarter. In addition, there was a decrease in cash outflows of $13.2 million due to a lower level of helicopter deposits and a $6.5 million decrease in cash outflows due to a changes in restricted cash, primarily related to the timing of receivables collection as part of our accounts receivable securitization program, in the current year quarter compared to the prior year quarter.

Liquidity and Sources of Liquidity
As of April 30, 2014 and July 31, 2014, our liquidity totaled $650.7 million and $471.6 million, respectively, and was comprised as follows:

(In millions of U.S. dollars)	April 30, 2014	July 31, 2014
Cash and cash equivalents	$302.5	$119.9
Revolving credit facility:
Facility credit limit	375.0	375.0
Outstanding letters of credit	(54.9)	(51.3)
Available revolving credit facility	320.1	323.7
Overdraft facilities	28.1	28.0
Total liquidity	$650.7	$471.6
Our cash requirements include our normal operations as well as our debt and other contractual obligations as discussed under the caption “Future Cash Requirements” below. In May 2014, one of our subsidiaries purchased $65.0 million of the senior secured notes in the open market at premiums ranging from 8.00% to 9.13%. This will reduce our annual cash requirements by approximately $6.0 million.
The ability to satisfy long-term debt obligations, including repayment of principal and interest will depend on future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. Our earnings and cash flow may vary significantly from year to year. As a result, the amount of debt that can be managed in some periods may not be appropriate in other periods. In addition, future cash flows may be insufficient to meet debt obligations and commitments, including our senior notes, and our senior secured revolving credit facility. Any insufficiency could negatively impact the business. In addition, each of the indentures governing our senior unsecured notes and senior secured notes allows us to incur additional indebtedness. The incurrence of additional indebtedness could negatively affect the repayment of principal and interest on the debt, including the senior unsecured notes and senior secured notes. We may face delays in obtaining cash from our subsidiaries in certain jurisdictions to fund future cash requirements due to central banking legislation or other regulations in these jurisdictions. These restrictions have not and are not expected to have an impact on our ability to meet our obligations. We believe that our existing and future cash flows, as well as our ability to access financing through the senior secured credit facility, other financing markets, new operating leases and proceeds from the sale of helicopters and other assets are sufficient to meet our on-going cash flow requirements. Similarly, we expect that our transformation program will generate new initiatives to create greater liquidity. However, our net earnings have been insufficient to cover our fixed charges since 2008. If cash flow from operations is insufficient to satisfy the debt obligations, alternative financing plans may need to be undertaken, such as refinancing or restructuring the debt, selling assets, reducing or delaying capital investments or raising additional capital or indebtedness. Any alternative financing plans that may be undertaken by us, including the proposed private placement described below in "Sources of Liquidity", may not be sufficient to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, including obligations under the notes, or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations and prospects. See Part II, Item 1A “Risk Factors – Risks Related to Our Net Losses and Our Indebtedness– Our level of indebtedness could affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage” included elsewhere in this Quarterly Report on Form 10-Q.

Sources of Liquidity
On October 5, 2012, we issued an additional $200.0 million of senior secured notes. The additional senior secured notes were issued under the same indenture that governs the $1.1 billion of senior secured notes which were previously issued in October 2010. The additional senior secured notes with an aggregate principal value of $200.0 million were issued at 101.0% of par value, bear interest at an annual rate of 9.25%, with semi-annual interest payments on April 15 and October 15, and mature on October 15, 2020. The gross proceeds from the senior secured notes of $202.0 million were used to repay a portion of the outstanding borrowings under our senior secured revolving credit facility. We also incurred financing fees of $3.8 million to be amortized over the term of the senior secured notes. On February 7, 2014, one of our subsidiaries redeemed $130.0 million of the $1.3 billion of our senior secured notes. During May 2014, one of our subsidiaries purchased $65.0 million of the senior secured notes on the open market at premiums ranging from 8.00% to 9.13% of the principal plus accrued and unpaid interest of $0.6 million. A loss on extinguishment of $7.4 million was recorded.
On May 13, 2013, our wholly owned subsidiary CHC Helicopter S.A issued an aggregate principal amount of $300.0 million of senior unsecured notes at par value, bearing interest at an annual rate of 9.375% with semi-annual interest payments due on June 1 and December 1 and mature on June 1, 2021. The senior unsecured notes are guaranteed by us and certain direct and indirect wholly owned subsidiaries on a joint and several basis. The net proceeds from the notes were used to repay the borrowings under our senior secured revolving credit facility. We also incurred financing fees of approximately $6.0 million, which will be amortized over the term of the senior unsecured notes.
We issued ordinary shares for net cash proceeds of $317.8 million as part of our IPO on the New York Stock Exchange and subsequent exercise of an option to purchase additional shares by the underwriters. A portion of the net proceeds from the offering were used to repay the borrowings under our senior secured revolving credit facility on January 23, 2014.

On January 23, 2014, we entered into a new revolving credit facility for $375.0 million held by a syndicate of financial institutions for a term of five years and bearing interest at the Alternate Base Rate, LIBOR, Canadian Prime Rate, CDOR or EURIBOR, plus an applicable margin that ranges from 3.50% to 4.50%, subject to a leverage-based step-down of 0.75%. The new revolving credit facility is secured on a priority basis and ranks equally with the senior secured note holders except for payments upon enforcement and insolvency, where the revolving credit facility will rank before the senior secured note holders. The senior secured notes and new revolving credit facility are guaranteed on a first-priority lien basis by most of our subsidiaries on a joint and several basis. For information about the financial position and results of operations of our non-guarantor subsidiaries, see Note 21 of our unaudited interim consolidated financial statements for the three months ended July 31, 2014 included elsewhere in this Quarterly Report on Form 10-Q.

On August 21, 2014, we entered into definitive agreements with funds managed by Clayton, Dubilier & Rice (CD&R) for the investment of up to $600.0 million in CHC Group Ltd. through the issuance of convertible preferred shares in a private placement. We disclosed descriptions and copies of the definitive agreements in the Current Report on Form 8-K filed with the SEC on August 27, 2014, which are incorporated herein by reference. Consummation of the transactions contemplated by such agreements is subject to the satisfaction of closing conditions, and no assurance can be given that we will be successful in satisfying such conditions, or that we will derive the contemplated benefits therefrom. The convertible preferred shares offered to the purchaser in the private placement will not be or have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This Quarterly Report on Form 10-Q does not constitute an offer to sell or a solicitation of an offer to buy any securities.

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

Future Cash Requirements
Operating Lease Commitments
We are party to helicopter operating leases with 19 lessors in respect of 170 helicopters included in our fleet as of July 31, 2014. As of July 31, 2014, these leases had expiry dates ranging from fiscal 2015 to 2025. We have the option to purchase the majority of our leased helicopters for agreed amounts that do not constitute bargain purchase options, but have no commitment to do so. With respect to such leased helicopters, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at our expense. We will either perform this work internally through our Heli-One business or have the work performed by an external repair and overhaul service provider. For more information, see Note 17 of our unaudited consolidated financial statements for the three months ended July 31, 2014 included elsewhere in this Quarterly Report on Form 10-Q.
At July 31, 2014, we had commitments with respect to operating leases for helicopters, buildings, land and equipment. The net present value of our operating lease commitments at July 31, 2014 was $1,274.0 million. We have calculated the net present value based on our minimum lease payments, excluding any contingent rentals, using a 9% discount rate. See Note 17 of our unaudited consolidated financial statements for the three months ended July 31, 2014 included elsewhere in this Quarterly Report on Form 10-Q on our minimum lease payments. For helicopter leases expiring in the next twelve months, we have the option to refinance these leases, purchase the helicopters or return the helicopters under the agreement terms.
The terms of certain of our helicopter lease agreements impose operating and financial limitations on us. Such agreements limit the extent to which we may, among other things, incur indebtedness and fixed charges relative to our level of consolidated adjusted earnings before interest, taxes, depreciation and amortization.
Generally, in the event of a covenant breach by us under our leases, the lessor has the option to terminate the lease and require the return of the helicopter that is subject of the leases, with the repayment of any arrears of related lease payments plus the present value of all future related lease payments and certain other amounts, which could be material to our financial position. The helicopters would then be sold and the surplus, if any, returned to us. Alternatively, we could exercise our option to purchase the helicopters.
Other Commitments
As at July 31, 2014, we have committed to purchase 25 new helicopters and the total required additional expenditures for these helicopters is approximately $615.2 million. These helicopters are expected to be delivered in fiscal 2015 ($270.5 million), 2016 ($229.0 million) and 2017 ($115.7 million) and will be deployed in our Helicopter Services segment. We intend to enter into leases for these helicopters or purchase them outright upon delivery from the manufacturer. We have also committed to purchase $53.2 million of helicopter parts by October 31, 2015 and $100.0 million of heavy helicopters from Airbus Helicopters prior to December 31, 2016.
Variable Interest Entities
We have a variable interest in certain entities that are not consolidated, as we are not the primary beneficiary, which provide operating lease financing to us and an entity that provides flying services to third-party customers. At July 31, 2014, we had operating leases for 96 helicopters with variable interest entities, or VIEs, that were not consolidated. See Note 2 of the unaudited interim consolidated financial statements as of July 31, 2014 included elsewhere in this Quarterly Report on Form 10-Q.
Guarantees
We have provided limited guarantees to third parties under some of our operating leases relating to a portion of the residual values of the helicopters at the termination of the leases. The leases have terms expiring between fiscal 2015 and 2024. At July 31, 2014, our exposure under the asset value guarantees, including guarantees in the form of funded and unfunded residual value guarantees, rebateable advance rentals and deferred payments was approximately $250.0 million.
Contingencies
We have exposure for certain legal matters as disclosed in Note 18 to the unaudited interim consolidated financial statements for the three months ended July 31, 2014 included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes in our exposure to contingencies since July 31, 2014.

Covenants and Contractual Adjusted EBITDA
Our senior secured notes, senior unsecured notes, new revolving credit facility, other long-term debt obligations and certain helicopter lease agreements impose operating and financial limitations on us through financial covenants, which among other things, limit the ability to incur additional indebtedness, create liens, sell or sublease assets, engage in mergers or acquisitions and make dividend and other payments.
Contractual Adjusted EBITDA is a non-GAAP financial measure which is calculated based on the consolidated results of CHC Group Ltd. and on the consolidated results our subsidiary 6922767 Holding S.à.r.l. in order to satisfy the requirements of our obligations under the above noted arrangements. Contractual Adjusted EBITDA is calculated by adding to or subtracting from the consolidated net earnings (loss) of CHC Group Ltd and our subsidiary 6922767 Holding S.à.r.l., certain of the adjustment items permitted in calculating covenant compliance under the applicable indenture governing our senior secured notes, our senior unsecured notes and our existing senior secured revolving credit facility. We describe these adjustments to net earnings (loss) in the table below. Contractual Adjusted EBITDA is a supplemental measure of our ability to service indebtedness that is not required by, or presented in accordance with, GAAP.
Contractual Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net earnings (loss) or other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. In addition, Adjusted EBITDA as presented herein may not be comparable to similarly titled measures of other companies. We use Contractual Adjusted EBITDA as a measure to calculate certain financial covenants related to our new revolving credit facility, the senior secured notes indenture and the senior unsecured notes indenture. Under the new revolving credit facility agreement, we must maintain a ratio of 2.5 to 1 or less of first priority net debt as defined in the new revolving credit facility agreement to Contractual Adjusted EBITDA. If the financial covenant is not maintained, repayment of the new revolving credit facility can be accelerated. Under the new revolving credit facility agreement, senior secured notes indenture and senior unsecured notes indenture, we must meet certain Contractual Adjusted EBITDA ratios to incur additional indebtedness above the permitted indebtedness as defined in the new revolving credit facility agreement, senior secured notes indenture and senior unsecured notes indenture. To incur additional indebtedness which is not otherwise permitted, we must have a Contractual Adjusted EBITDA to fixed charges ratio as defined in the new revolving credit facility agreement, senior secured notes indenture and senior unsecured notes indenture that is equal to or greater than 2.0 to 1.0. However, if the indebtedness is secured by a lien then we must also have a total secured indebtedness, net of cash, to Contractual Adjusted EBITDA ratio as defined in the revolving credit facility agreement and notes indenture that is less than or equal to 5.0 to 1.0.
Contractual Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for net earnings (loss), cash flow or other methods of analyzing our results as reported under GAAP. Some of these limitations are:

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

Set forth below is a reconciliation of net loss to Contractual Adjusted EBITDA derived from the consolidated financial statements of CHC Group Ltd. and from the consolidated financial statements of our subsidiary 6922767 Holding S.à.r.l. for the last twelve months ended July 31, 2014. As of July 31, 2014, we were in compliance with all financial covenants contained in the agreements governing our outstanding indebtedness.

	6922767 Holding S.à.r.l	CHC Group Ltd.
(In thousands of U.S. dollars)	For the last twelve months ended July 31, 2014	For the last twelve months ended July 31, 2014
Net loss	$(140,793)	$(169,555)
Earnings from equity accounted investees, net of cash distributions received	(3,713)	(3,713)
Fixed charges (a)	124,968	124,968
Other financing charges	46,220	45,852
Income tax expense	30,945	30,953
Depreciation	146,241	146,241
Asset impairment charge (b)	17,769	18,884
Loss on disposal of assets	10,768	10,768
Restructuring	3,391	3,391
Business optimization costs	3,376	3,376
Stock-based compensation expense	13,821	29,903
Amortization of deferred charges (c)	3,676	3,676
Amortization of advanced helicopter rental payments	4,411	4,411
Unusual/non-recurring costs (d)	15,670	18,814
Investment/acquisition/permitted disposal (e)	414	414
Pension adjustment (f)	(18,312)	(18,312)
Pro-forma capital lease adjustment (g)	—	—
Contractual Adjusted EBITDA (h)	$258,852	$250,071

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

Critical Accounting Policies and Estimates
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014. There have been no material changes to our critical accounting policies and estimates.

Recent Accounting Pronouncements
See Note 1 in the interim unaudited consolidated financial statements for the three months ended July 31, 2014, contained elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to certain market risks arising from the use of financial instruments in the ordinary course of business. This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk and interest rate risk as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014 and Note 1 in the “Notes to Interim Consolidated Financial Statements (Unaudited)” included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our quantitative and qualitative disclosures about market risk.

ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2014. Based upon this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
The risks described below could have a material adverse impact on our financial position, results of operations, liquidity and cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed below. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider not to be material to our operations. You should not consider this list to be a complete statement of all risks and uncertainties. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and accompanying notes.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014.

Risks Related to Our Net Losses and Indebtedness
We have a history of net losses.*
We have incurred net losses since our acquisition on September 16, 2008 of the entity formerly known as CHC Helicopter Corporation, including approximately $96.2 million, $116.5 million, $170.9 million and $34.3 million in the last three fiscal years ended April 30, 2012, 2013 and 2014 and the three months ended July 31, 2014, respectively. Our net losses from the period September 16, 2008 through July 31, 2014 have resulted from a number of factors, including non-cash impairments of goodwill and other assets totaling $922.2 million and interest charges related to substantial leverage incurred to acquire additional helicopters and grow our business. We may continue to incur net losses in the future and our net losses may increase in the future, including as a result of our planned helicopter acquisitions, and we cannot assure you that we will achieve or sustain profitability, or that we will continue to generate sufficient cash flow and liquidity through access to the capital markets to meet our debt and interest obligations as and when they become due.
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
Our business requires substantial capital expenditures, lease and working capital financing. Any deterioration of current industry or business conditions or the capital markets generally could adversely impact our business, financial condition and results of operations.*
Our business requires substantial capital expenditures including significant ongoing investment to purchase or lease new helicopters, refinance existing leases and maintain our existing fleet. To the extent that we do not generate sufficient cash from our operations, we may need to raise additional funds through operating lease financing, debt or other financing to execute our growth strategy and make the capital expenditures required to operate our business successfully. In the event of adverse conditions in our industry, our business or the capital markets generally, we could face difficulties in securing the amounts required, on commercially favorable terms or in a timely manner. In addition, any such additional capital raised may be significantly dilutive to our existing shareholders and may result in the issuance of securities that have rights, preferences and privileges that are senior to our ordinary shares.
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
Our operations are subject to extensive regulations which could increase our costs and adversely affect us.*
The helicopter industry is regulated by various laws and regulations in the jurisdictions in which we operate. The scope of such regulation includes infrastructure and operational issues relating to helicopters, maintenance, spare parts and route flying rights as well as safety and security requirements. We cannot fully anticipate all changes that might be made to the laws and regulations to which we are subject nor the possible impact of such changes. These changes could subject us to additional costs and restrictions.
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
Australia
Civil aviation in Australia is governed by the Civil Aviation Act 1988 (Cwlth) of Australia, and regulations made thereunder. To operate a helicopter in Australia, it must be registered with the Australian Civil Aviation Safety

Authority ("CASA") and a Certificate of Airworthiness must be obtained, be valid and be in effect. The operation of a helicopter for a commercial purpose into, out of, or within Australian territory can only be undertaken as authorized by an Air Operators' Certificate ("AOC").
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
Risks associated with some of our operations include political, social and economic instability, war, terrorism and civil disturbances or other events that may limit or disrupt markets, expropriation without fair compensation, requirements to award contracts, concessions or licenses to nationals, international exchange restrictions and currency fluctuations, changing political conditions, monetary policies of foreign governments and pandemic health issues. Any of these events could materially adversely affect our ability to provide services to our customers. Certain of our helicopter leases and loan agreements impose limitations on our ability, including requiring the prior approval of the lessor or the lender, to locate particular helicopters in certain countries. We cannot provide assurance that these limitations will not affect our ability to allocate resources in the future to meet our operational needs.
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
In addition, from time to time, we and our subsidiaries are subject to investigation by various government agencies in the jurisdictions in which we operate. In 2006, we voluntarily disclosed to the U.S. Office of Foreign Asset Control, or the OFAC, that one or more of our subsidiaries, formerly operating as Schreiner Airways might have violated applicable U.S. laws and regulations by re-exporting to Iran, Sudan, and Libya certain helicopters, related parts, map data, operation and maintenance manuals, and helicopter parts for third-party customers. OFAC’s investigation is ongoing and we continue to fully cooperate. Should the U.S. government determine that these activities violated applicable laws and regulations, we or our subsidiaries could be subject to civil or criminal penalties, including fines and/or suspension of the privilege to engage in trading activities involving goods, software and technology subject to U.S. jurisdiction. At July 31, 2014, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition or results of operations.
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
On August 11, 2014, CASA gave notice that it was canceling the exemption for our Fatigue Risk Management System ("FRMS").  Although this is not a challenge to our AOC, if the cancellation were allowed to go into effect, it would reduce the number of hours our pilots could be rostered for duty in Australia. We believe that CASA's action is unwarranted and does not comply with law.  On August 18, 2014, we filed a judicial action seeking to enjoin CASA from cancelling our exemption. The court stayed CASA's action pending a preliminary hearing. The parties agreed on conditions to continue the stay before the preliminary hearing held on September 5, 2014. At the hearing the court stated that CASA's action would remain stayed until further order. A hearing on the merits is now set for the week of November 10, 2014.
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
Risks Related to Our Ownership Structure
We are controlled by a shareholder group, which might have interests that conflict with ours or the interests of our other shareholders.*
Upon the first closing of the private placement and pursuant to a voting agreement between CD&R and First Reserve (the “Investors”), the Investors, as a group, will own a controlling block of our voting shares and will have the ability to appoint a majority of our directors. As a result, we will continue to be a “controlled company” within the meaning of the corporate governance standards of the NYSE. Upon the consummation of the private placement, each of CD&R and First Reserve could hold securities representing up to approximately 49.6% and 28.7%, respectively, of the voting power of all of our shareholders (subject to certain adjustments, if any) and will have the ability to appoint a majority of our directors. As a result, the Investors (and their assignees) will have the ability to determine matters requiring shareholder approval, including without limitation, the election and removal of directors, and business combinations, changes of control and sales of all or substantially all of our assets.
Circumstances may occur in which the interests of the Investors could be in conflict with our interests or the interests of our other shareholders. For example, First Reserve and CD&R are both in the business of making investments in companies and might from time to time in the future acquire interests in businesses that directly or indirectly compete with certain portions of our business or that are suppliers or customers of ours. Further, if First Reserve or CD&R pursues such acquisitions or makes further investments in our industry, those acquisitions and investment opportunities might not be available to us. So long as the Investors continue to directly or indirectly own a significant amount of our equity, even if such amount is less than 50%, the Investors, as a group, will continue to be able to influence our decisions. In addition, this concentration of ownership could have the effect of delaying, preventing or deterring a change of control of our company, could deprive shareholders of an opportunity to receive a premium for their ordinary shares as part of a sale of our company and might ultimately affect the market price of our ordinary shares.
CD&R will become a substantial holder of our ordinary shares on an as-converted basis.*
Subject to the closings of pending private placements, CD&R will become a substantial holder of CHC Group Ltd., with as much as 49.9% of the voting control (subject to adjustments), with a larger amount of our economic interest upon issuance of dividends that are payable in kind. CD&R will eventually have four representatives on our board. As a result, CD&R will have substantial influence over our corporate policy and business strategy.
We are a “controlled company” within the meaning of the NYSE rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to shareholders of companies that are subject to such requirements.*
As a result of the private placement, funds affiliated with the Investors, as a group, will beneficially own a majority of the voting power of our ordinary shares eligible to vote in the election of our directors. As a result, we will continue to be a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our ordinary shares:

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
Risks Related to the Ownership of Our Ordinary Shares

There may be sales of a substantial amount of our ordinary shares by our current shareholders, and these sales could cause the price of our ordinary shares to fall.*
First Reserve owns, and, after the private placement, the Investors, as a group, will own, a majority indirect economic and voting interest in us. Sales of substantial amounts of our ordinary shares in the public market, including by us, First Reserve, or CD&R, or the perception that such sales will occur, could adversely affect the market price of our ordinary shares and make it difficult for us to raise funds through securities offerings in the future.
The market for our ordinary shares historically has experienced significant price and volume fluctuations.*
The market for our ordinary shares historically has experienced and may continue to experience significant price and volume fluctuations similar to those experienced by the broader stock market in recent years. Generally, the fluctuations experienced by the broader stock market have affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our ordinary shares. In addition, our announcements of our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us, our affiliates or our competitors could cause the market price of our ordinary shares to fluctuate substantially.
Pursuant to the terms of the preferred shares to be issued, which will rank senior to our ordinary shares, we will be required to pay regular dividends on the preferred shares, and we may be required under certain circumstances to repurchase the preferred shares; such obligations could adversely affect our liquidity and financial condition.*
The preferred shares to be issued will rank senior to our ordinary shares with respect to dividend rights. Holders of preferred shares will be entitled to participate ratably in all dividends paid on ordinary shares and, in addition, receive cumulative dividends payable quarterly at a rate of 8.5% per annum (or the preferred dividends). The preferred dividends will be payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on the first such quarterly date following the issuance of the preferred shares. The preferred dividends accruing up to the second anniversary of the issuance date will be paid by the issuance of preferred shares, and the preferred dividends accruing after such anniversary will be paid either in cash or by the issuance of preferred shares at our option, subject to certain conditions. If we fail to make timely dividends, the dividend rate will increase to 11.5% per annum until such time as all accrued but unpaid dividends have been paid in full. In addition, the holders of our preferred shares will have certain redemption rights, including upon certain change in control events involving us, which, if exercised, could require us to repurchase all of the outstanding preferred shares at the original purchase price of the preferred shares plus all accrued but unpaid dividends. Our obligations to pay regular dividends to the holders of preferred shares or any required repurchase of the outstanding shares of preferred shares could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of preferred shares could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.
We may pursue additional capital in the future, which could dilute the holders of our outstanding ordinary shares and may adversely affect the market price of our ordinary shares.*
Although we have just entered into a private placement transaction to raise a significant amount of capital, in the current economic environment we believe it is prudent to consider alternatives for raising capital when opportunities to raise capital at attractive prices present themselves, in order to further strengthen our capital and better position ourselves to take advantage of opportunities that may arise in the future. Such alternatives may include issuance and sale of ordinary shares or preferred shares. Any such capital raising alternatives could dilute the holders of our outstanding ordinary shares and may adversely affect the market price of our ordinary shares.

The issuance of preferred shares in the private placement and the issuance of additional preferred shares as preferred dividends would reduce the relative voting power of holders of our ordinary shares, may dilute the ownership of such holders, and may adversely affect the market price of our ordinary shares.*
As of July 31, 2014, we had 81,342,413 ordinary shares outstanding and obligations to issue an additional 3,945,633 ordinary shares upon the exercise of outstanding options and other securities exercisable or convertible into our ordinary shares. Upon the third closing of the private placement, CD&R will hold shares representing approximately 49.6% of our ordinary shares on an as-converted-to-ordinary shares basis. CD&R will also have priority over the holders of our ordinary shares with respect to the distribution of our assets in the event of our liquidation, dissolution or winding up, and will receive consideration per share potentially in excess of that received by holders of our ordinary shares in the event of a change of control.
In addition, conversion of the preferred shares to our ordinary shares will dilute the ownership interest of existing holders of our ordinary shares, and any sales in the public market of the ordinary shares issuable upon conversion of the preferred shares could adversely affect prevailing market prices of our ordinary shares. In connection with the first closing of the private placement, we will grant CD&R registration rights in respect of the ordinary shares issuable upon conversion of the preferred shares and preferred shares outstanding more than 8.5 years after the first closing of the private placement. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our ordinary shares available for public trading. Sales by CD&R of a substantial number of our ordinary shares in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our ordinary shares.
The issuance of preferred shares will diminish the net income available to holders of our ordinary shares and earnings per ordinary share.*
If the conditions to the closing of the private placement are satisfied or waived, we will have issued $600.0 million of Preferred Shares upon the third closing of the private placement. The dividends accrued on the preferred shares will reduce the net income available to ordinary shareholders and our earnings per ordinary share.
The preferred shares to be issued will have rights, preferences and privileges that are not held by, and are preferential to, the rights of holders of our ordinary shares. Such preferential rights could adversely affect our liquidity and financial condition, and may result in the interests of the holders of our preferred shares differing from those of the holders of our ordinary shares.*
Holders of preferred shares will have the right to receive a liquidation preference entitling them to be paid out of our assets available for distribution to shareholders, before any payment may be made to holders of ordinary shares, an amount equal to the greater of (a) the original issue price plus all unpaid and accrued dividends thereon of each outstanding preferred share held and (b) the amount that such holder would have been entitled to receive upon our liquidation, dissolution and winding up if all outstanding preferred shares had been converted into ordinary shares immediately prior to such liquidation, dissolution or winding up.
In addition, dividends on the preferred shares will accrue and will be cumulative, whether or not declared by our board, at the rate of 8.5% per annum on the sum of the original issue price plus all unpaid accrued and accumulated dividends thereon. These preferred dividends will be payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on the first such quarterly date following the issuance of the preferred shares. The preferred dividends accruing up to the second anniversary of the issuance date will be paid by the issuance of preferred shares, and the preferred dividends accruing after such anniversary will be paid either in cash or by the issuance of preferred shares at our option, subject to certain conditions. If we fail to make timely dividends, the dividend rate will increase to 11.5% per annum until such time as all accrued but unpaid dividends have been paid in full. Moreover, if we declare or pay a cash dividend on our ordinary shares, we will be required to declare and pay a dividend on the outstanding preferred shares on a pro rata basis with the ordinary shares determined on an as-converted basis. The holders of our preferred shares will also be able to require the redemption of all or any of their preferred shares upon our change of control at a purchase price equal to the liquidation preference of such preferred shares.
Holders of preferred shares will have the right to vote at all shareholders meetings together with, and as part of one class with, the ordinary shares, provided, however, that the preferred shares of any one holder and its affiliates (together with any votes of such holder and its affiliates in respect of any previously issued conversion shares) will not represent more than 49.9% of the total number of votes. In addition, the prior written consent of the holders of a majority of the preferred shares will be required to, among other things, (i) create, or issue additional, equity or convertible securities other than voting or non-voting ordinary shares or (ii) enter into a debt agreement restricting the payment of dividends by the issuance of preferred shares or the conversion of preferred shares into ordinary shares.

Our obligations to pay the preferred dividends and other dividends to the holders of our preferred shares on a pro-rata basis with the ordinary shares, and to repurchase any and all of the outstanding preferred shares under certain circumstances, could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of preferred shares could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of our preferred shares and those of our ordinary shares.

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
As a public company, we are be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, we will need to commit significant resources, hire additional staff and provide additional management oversight. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We have incurred and expect to incur significant additional annual expenses related to these steps and, among other things, additional directors' and officers’ liability insurance, director fees, reporting requirements, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.
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
We are a company incorporated under the laws of the Cayman Islands. Our corporate affairs are governed by our memorandum and articles of association, as amended and restated from time to time, by the Companies Law (as revised) of the Cayman Islands and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands, as well as from English common law, the decisions of whose courts are of persuasive authority but are not binding on a court in the Cayman Islands. In particular, some jurisdictions, such as the state of Delaware, have more fully developed and judicially interpreted bodies of corporate laws. Moreover, we could be involved in a corporate combination in which dissenting shareholders would have no rights comparable to appraisal rights that would otherwise ordinarily be available to dissenting shareholders of U.S. corporations. Also, our Cayman Islands counsel is not aware of a significant number of reported class actions having been brought in Cayman Islands courts. Such actions are ordinarily available in respect of U.S. corporations in U.S. courts. Finally, Cayman Islands companies might not have standing to initiate shareholder derivative actions before the federal courts of the United States. As a result, our public shareholders could face different considerations in protecting their interests in actions against our management, directors or controlling shareholder than would shareholders of a corporation incorporated in a jurisdiction in the United States, and our ability to protect our interests may be limited if we are harmed in a manner that would otherwise enable us to sue in a United States federal court.
As a holder of the ordinary shares, you might have difficulty obtaining or enforcing a judgment against us because we are incorporated under the laws of the Cayman Islands.
Because we are a Cayman Islands company, there is uncertainty as to whether the Grand Court of the Cayman Islands would recognize or enforce judgments of U.S. courts obtained against us predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in the Cayman Islands against us predicated upon the securities laws of the United States or any state thereof.
The Investors may compete with us, and our memorandum and articles of association contain a provision that expressly permits our non-employee directors to compete with us.*
First Reserve and/or CD&R may compete with us for investments in our business. There is no assurance that any conflicts of interest created by such competition will be resolved in our favor. Moreover, First Reserve and CD&R are both in the business of making investments in companies and might acquire or hold interests in businesses that compete directly or indirectly with us. Our memorandum and articles of association, as amended (or our articles of association), provide that, to the maximum extent permitted from time to time by Cayman Islands law, we renounce any interest or expectancy that we have in, or any right to be offered an opportunity to participate in, any business opportunities that are from time to time presented to our directors or their affiliates, other than to those directors who are employed by us or our subsidiaries, unless the business opportunity is expressly offered to such person in his or her capacity as a director of the Company, and none of First Reserve or its affiliates, or any director who is not employed by us or any of his or her affiliates, will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we or our affiliates engage or propose to engage or to refrain from otherwise competing with us or our affiliates. First Reserve and/or CD&R also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities might not be available to us.
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

Our articles of association provide that, to the maximum extent permitted from time to time by Cayman Islands law, each of our non-employee directors (including those designated by First Reserve and, after the first closing of the private placement, CD&R) may:

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
Our controlling shareholder also controls an entity that leases helicopters to us.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
After the end of the fiscal quarter ended July 31, 2014, we announced the sale of unregistered securities. See Item 2, “Management’s discussion and analysis of financial condition and results of operations - Financing Transactions.”
Use of Proceeds from Initial Public Offering of Ordinary Shares
On January 16, 2014, our Registration Statements on Form S-1 (File No. 333-191268) and Form S-1MEF (File No. 333-193399) became effective for our IPO of ordinary shares pursuant to which we sold an aggregate of 34,000,000 ordinary shares, including 3,000,000 ordinary shares pursuant to the underwriters’ over-allotment option in February 2014, at a public offering price of $10.00 per share for aggregate gross proceeds of $340.0 million.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are attached hereto and filed herewith:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Memorandum and Articles of Association	S-1/A	333-191268	3.1	1/6/2014
4.1	Indenture, dated as of May 13, 2013, among CHC Helicopter S.A., the Guarantors named therein, and The Bank of New York Mellon, as Trustee, governing the 9.375% Senior Notes due 2021.	8-K	333-179072	4.1	5/14/2013
4.2	Form of 9.375% Senior Notes due 2021 (included in Exhibit 4.1).	8-K	333-179072	4.1	5/14/2013
4.3	Indenture, dated as of October 4, 2010, among CHC Helicopter S.A., the Guarantors named therein, HSBC Corporate Trustee Company (UK) Limited, as Collateral Agent, and The Bank of New York Mellon, as Trustee, governing the 9.250% Senior Secured Notes due 2020.	S-4	333-179072	4.1	1/18/2012
4.4	Form of 9.250% Senior Secured Notes due 2020 (included in Exhibit 4.3)	S-4	333-179072	4.1	1/18/2012
4.5	Collateral Agent and Administrative Agent Appointment Deed, dated October 4, 2010, among HSBC Bank plc, as Administrative Agent, The Bank of New York Mellon, as Notes Trustee, the Grantors identified therein, the Lenders identified therein, the Arrangers identified therein, and HSBC Corporate Trust Company (UK) Limited, as Collateral Agent.	S-4	333-179072	4.4	1/18/2012
4.6	First Supplemental Indenture, dated as of February 20, 2012, among CHC Global Operations Canada (2008) Inc., CHC Helicopter S.A., the Guarantors named therein, HSBC Corporate Trustee Company (UK) Limited, as Collateral Agent, and The Bank of New York Mellon, as Trustee, governing the 9.250% Senior Secured Notes due 2020.	S-4/A	333-179072	4.5	3/28/2012
4.7	Intercreditor Agreement, dated as of October 4, 2010, among CHC Helicopter S.A., the other Grantors party thereto, HSBC Corporate Trustee Company (UK) Limited, as Initial Collateral Agent, HSBC Bank plc, as Administrative Agent, The Bank of New York Mellon, as Indenture Trustee, and each Additional Collateral Agent from time to time party thereto.	S-4/A	333-179072	4.6	5/9/2012
4.8	First Supplemental Indenture, dated as of January 31, 2014, among CHC Group Ltd., CHC Helicopter S.A., each other existing Guarantor referred to therein, and The Bank of New York Mellon, as trustee, governing the 9.375% senior unsecured notes due 2021.	8-K	001-36261	4.2	2/5/2014

4.9	Second Supplemental Indenture, dated as of January 31, 2014, among CHC Group Ltd., CHC Helicopter S.A., each other existing Guarantor referred to therein, HSBC Corporate Trustee Company (UK) Limited, as collateral agent, and The Bank of New York Mellon, as trustee, governing the 9.250% Senior Secured Notes due 2020.	8-K	001-36261	4.1	2/5/2014
4.10	Form of Shareholders' Agreement.	S-1/A	333-191268	10.26	12/19/2013
4.11	Form of Registration Rights Agreement.	S-1/A	333-191268	10.27	12/19/2013
4.12	Description of Preferred Shares	8-K	001-36261	3.1	8/27/2014
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS§	XBRL Instance Document					X
101.SCH§	XBRL Taxonomy Extension Schema Document					X
101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF§	XBRL Taxonomy Extension Definition Presentation Linkbase Document					X
101.LAB§	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Constitutes management contract or compensatory contract.

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
Date: September 10, 2014