Form 10-K/A
period 2014-04-30
CHC Group Ltd.
filed 2014-09-15
CIK 1586300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

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

DOCUMENT INCORPORATED BY REFERENCE.
None.

Explanatory Note

This Form 10-K/A (the “Amended 10-K”) amends our Annual Report on Form 10-K for the period ended April 30, 2014, which was filed with the Securities and Exchange Commission on July 10, 2014 (the “Original 10-K”). This Amended 10-K sets forth restated financial statements and revised related disclosures about the business segments of CHC Group Ltd to reflect reclassifications necessary to present our segment information for each of the three years in the period ended April 30, 2014 consistent with our current segment reporting structure, which structure was implemented for the three month period ended July 31, 2014, in order to allocate certain direct maintenance and supply chain costs previously reported in the Heli-One segment to the Helicopter Services segment.

This Amended 10-K does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosure in the Original 10-K, other than for (i) changes made to the reporting segment information, (ii) restatement and amendment to our previously issued audited financial statements, and (iii) the filing of certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002.

In light of the restatement, readers should not rely on our previously filed financial statements as of and for each of the three years in the period ended April 30, 2014.

Consistent with the information above, we have revised the following items in this Amended 10-K:

Part II

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8 - Financial Statements and Supplementary Data

Part IV

Item 15 - Exhibits, Financial Statements Schedules

Except to the extent described above and set forth herein, the disclosures in the Original 10-K are unchanged and this Amended 10-K does not reflect any events that have occurred after the Original 10-K was filed. As a result, this Amended 10-K contains forward-looking information which has not been updated for events subsequent to the date of the original filing, and the Company directs you to its SEC filings made subsequent to that original filing date for additional information.

 CHC GROUP LTD.
ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED
April 30, 2014

i

PART II

Item 7.	Management’s discussion and analysis of financial condition and results of operations
This management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance. The following discussion of our results of operations and financial condition should be read in conjunction with the “Selected Historical Consolidated Financial Data” and our audited consolidated financial statements and related notes thereto included elsewhere in this Amended 10-K. The following discussions include forward-looking statements that involve certain risks and uncertainties, including those identified under “Item 1A. Risk Factors” included in the Original 10-K. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements and Other Industry and Market Data” included in the Original 10-K.

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
Our helicopters are primarily used to facilitate large, long-distance crew changes on offshore production facilities and drilling rigs. We also provide search and rescue services, or SAR, and emergency medical services, or EMS, to government agencies. We maintain a presence in most major offshore oil and gas markets through a network of approximately 70 bases with operations in approximately 30 countries. We cover this expansive and diverse geography with a technologically advanced fleet of 236 helicopters and the expertise to serve customers in ultra-deepwater and deepwater locations. To secure and maintain operating certificates in the many jurisdictions in which we provide helicopter services, we must meet stringent and diverse regulatory standards across multiple jurisdictions, and have an established track record in obtaining and maintaining certificates as well as working with regulators and local partners.
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

Segments
We report under two operating segments and have a Corporate segment comprised primarily of general and administration costs. Subsequent to April 30, 2014, we changed our internal reporting structure to heighten accountability for and efficiency of maintenance costs and asset utilization. As a result certain direct maintenance and supply chain costs previously allocated to and reported in the Heli-One segment are now allocated to and reported by the Helicopter Services segment.  Under the previous reporting, Heli-One provided maintenance services to the Helicopter Services segment under the terms of a Power by Hour ("PBH") contract. Costs incurred by Heli-One to provide services under the PBH contract were reported in the Heli-One segment, whether they related to maintenance costs performed internally by Heli-One or to services contracted from external third parties.  Under the new reporting, all third-party maintenance costs are reflected in the Helicopter Services segment. Maintenance services provided by Heli-One to Helicopter Services are separately reflected for each MRO contract as opposed to a PBH contract basis. Information on segment assets is not reviewed by the Company’s chief operating decision maker (“CODM”) in making operating decisions and assessing performance.
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
Adjusted EBITDAR, Adjusted EBITDAR excluding special items, Adjusted EBITDAR margin, Adjusted EBITDAR margin excluding special items, Adjusted net loss and HE Rate are non-GAAP financial measures. We have chosen to include Adjusted EBITDAR, and Adjusted EBITDAR excluding special items, as we consider these measures to be significant indicators of our financial performance and we use these measures to assist us in allocating available capital resources. Adjusted EBITDAR is defined as net earnings (loss) before interest, taxes, depreciation, amortization and helicopter lease and associated costs or total revenue plus earnings from equity accounted investees, less direct costs excluding helicopter lease and associated costs less general and administration costs. Adjusted EBITDAR also excludes restructuring costs, asset impairments, gain (loss) on disposal of assets and goodwill impairment, if any. Adjusted EBITDAR excluding special items excludes stock-based compensation triggered by our initial public offering and expenses related to the initial public offering, including costs related to restructuring our compensation plan. For additional information about our segment revenue and Adjusted EBITDAR, including a reconciliation of these measures to our consolidated financial statements, see Note 25 of the annual audited consolidated financial statements for the fiscal years ended April 30, 2012, 2013 and 2014 included elsewhere in this Amended 10-K.

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
Key Drivers Affecting our Results of Operations
Our results of operations and financial condition are affected by numerous factors, including those described under Part I, Item 1A “Risk Factors,” included in the Original 10-K and those described below:

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

We conduct our business in various foreign jurisdictions, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. Throughout the fiscal year ended 2014, our primary foreign currency exposures were related to the Norwegian Kroner, the Euro, the British pound sterling, the Brazilian Real, the Canadian dollar and the Australian dollar. For details on this exposure and the related impact on our results of operations, see Part I, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in the Original 10-K.
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
On June 11, 2014, the UK Air Accident Investigation Branch, or UK AAIB, issued its final report into this and a related May 2012 incident by another operator. A full copy of the final report is available at http://www.aaib.gov.uk/publications/formal_reports/2_2014_g_redw_g_chcn.cfm. Neither the foregoing website nor the information contained on the website nor the report accessible through such website shall be deemed incorporated into, and neither shall be a part of, this Amended 10-K. The root cause of the incident was attributed to the bevel gear vertical shaft design. In April 2014, Airbus Helicopters announced that a redesigned vertical gear shaft had been approved by the European Aviation Safety Agency, or EASA. The retrofitting of the redesigned gear shaft has begun, with the expectation that this retrofit program will be completed within twelve months.
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
On October 18, 2013, the UK AAIB issued a special bulletin about its investigation on the causes of the AS332L2 accident. A full copy of the special bulletin is available at http://www.aaib.gov.uk/publications/special_bulletins/s1_2014___as332_l2_super_puma__g_wnsb.cfm. Neither the foregoing website nor the information contained on the website nor the report accessible through such website shall be deemed incorporated into, and neither shall be a part of, this Amended 10-K. In the special bulletin, the UK AAIB confirmed that, to date, the wreckage examination and analysis of recorded data as well as information from interviews of people involved in the accident have not found any evidence of a technical fault that could have been causal to the accident. The investigations by the UK AAIB and Police Scotland are ongoing. On January 23, 2014, the UK AAIB issued a further special bulletin (S1/2014) on the accident which contained enhanced pre-flight safety briefing recommendations relating to the use of the passenger re-breather; these recommendations were implemented in all regions where this equipment was in use. It is too early to determine the extent of the impact of the accident on our results of operations or financial condition based on information currently available.

On February 20, 2014, the UK Civil Aviation Authority (CAA) published its safety review of offshore oil and gas public transport helicopter operations (CAP 1145). A full copy of the review is available at http://www.caa.co.uk/application.aspx?catid=33&pagetype=65&appid=11&mode=detail&id=6088. Neither the foregoing website nor the information contained on the website nor the report accessible through such website shall be deemed incorporated into, and neither shall be a part of, this Amended 10-K. The report's prescribed actions and recommendations were the result of a comprehensive review of offshore helicopter operations, undertaken in conjunction with the Norwegian Civil Aviation Authority and the EASA. The UK CAA identified several actions intended to minimize the risk of further accidents and to improve the survivability in the event of an accident; those actions/recommendations included prohibiting helicopter flights in certain sea conditions, except in response to an emergency, relative to the sea conditions for which the helicopter has been certificated, and only allowing passengers to be seated next to push-out window exits unless all passengers have enhanced emergency breathing equipment or the helicopter is fitted with side floats. The review also identified several other areas of activity to further enhance the levels of safety in the offshore helicopter industry. In May 2014, the UK CAA announced certain changes to the timing of the implementation of the measures within this report, which include the delay of seating restrictions until September 1, 2014.
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

(i)
Direct costs in the information above excludes helicopter lease and associated costs. These costs are combined in the consolidated statements of operations, which are included in the annual audited consolidated financial statements for the fiscal years ended April 30, 2012, 2013 and 2014 included elsewhere in this Amended 10-K.

(ii)
See “—Key Financial and Operating Metrics” for the definition and discussion of these non-GAAP measures. Additional information about our Adjusted EBITDAR, including a reconciliation of this measure to our consolidated financial statements is also provided in Note 25 of the annual audited consolidated financial statements for the fiscal years ended April 30, 2012, 2013 and 2014 included elsewhere in this Amended 10-K. See below for our reconciliation of Adjusted EBITDAR excluding special items, Adjusted EBITDAR margin and Adjusted EBITDAR margin excluding special items, which we have included because we consider these measures to be significant indicators of our financial performance and management uses these measures to assist us in allocating available capital resources.

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
Base operations and other costs, which include our base operations, reimbursable costs, insurance costs and other external expenses, decreased by $14.1 million to $352.0 million compared to fiscal 2013. The majority of base operations and other costs related to our Helicopter Services segment, with $29.6 million related to our Heli-One segment, which have remained flat compared with fiscal 2013. There was a $25.0 million reduction in costs in our Helicopter Services segment over fiscal 2013, as a result of the receipt of insurance recoveries and due to reductions in costs in Australia, the Americas and in other African countries, primarily due to contract completions in these regions. Base costs also decreased in Brazil due to lower reimbursable fuel costs, with our new Cabo Frio facility being in close proximity to customer sites. These reductions were offset by higher costs incurred in the North Sea of $8.4 million, primarily due to higher levels of reimbursable costs which were driven by higher customer activity, and in Nigeria of $2.5 million, due to our renewed operations in that country.
Maintenance costs increased by $49.2 million to $281.7 million compared to fiscal 2013. Approximately two-thirds of these costs were related to Helicopter Services, with the balance related to Heli-One for MRO work incurred for revenue activities related to external customers.
A significant part of the increase in maintenance costs over fiscal 2013 was related to the EC225 fleet. Maintenance costs include cash and immediately available credits, received in light of the EC225 suspension, which were booked as reductions to maintenance costs as they related to short-term performance issues. We incurred $10.1 million of costs in preparing the EC225 helicopters for return to service following the suspension. On resumption of EC225 commercial operations, our Helicopter Services segment incurred an additional $4.0 million of costs related to additional ongoing inspection costs of the helicopters, which are being incurred until the gear shaft retrofit is completed. See "—Recent Developments" included elsewhere in this Amended 10-K for further information. In addition, higher maintenance activity was experienced on helicopters used as replacements during the EC225 suspension. Furthermore, on the resumption of the EC225 fleet's normal commercial operations in the latter part of fiscal 2014, additional maintenance costs were incurred over fiscal 2013, primarily due to the timing of costs incurred on subcontracted maintenance work on the EC225 fleet.
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

Support costs, which include certain regional executive functions, flights operations, safety, technical support, information technology and customer service costs, increased by $7.0 million to $169.4 million compared to fiscal 2013, due primarily to a combination of higher facilities and information technology costs incurred by Helicopter Services, and an additional $3.7 million of support costs, including salary and consulting costs, incurred for the start up of our Nigeria operations. The majority of support costs are incurred by Helicopter Services, with $20.4 million related to our Heli-One segment, which have decreased by $4.4 million over fiscal 2013, primarily due to lower salary and benefit costs incurred in fiscal 2014.
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
General and Administrative Costs
General and administrative costs increased by $21.0 million to $95.1 million compared to fiscal 2013. The increase was primarily due to increased stock-based compensation expense of $25.7 million and additional costs related to our IPO on the New York Stock Exchange. The stock-based compensation expense has increased primarily as a result of performance conditions under our 2011 Management Equity Plan being met at the time of our IPO. For more information, see Note 17 of the annual audited consolidated financial statements for the fiscal years ended April 30, 2012, 2013 and 2014 included elsewhere in this Amended 10-K. These increases were partially offset by lower information technology costs relating to software implementation, and lower consulting and other salary costs compared to fiscal 2013.
Depreciation
Depreciation expense increased by $12.6 million to $144.6 million compared to fiscal 2013. The increase was primarily due to a depreciation review conducted in our Helicopter Services segment during the third quarter of fiscal 2013, with the effects of the review first showing in our results in the fourth quarter of 2013. We plan to exit certain helicopter types after the helicopters complete existing customer contracts over the period from 2015 to 2018. When we conducted our depreciation review, we reduced the useful lives and residual values of 18 helicopters that will be exited and fiscal 2014 reflects a higher rate of depreciation as a result. Depreciation also increased primarily due to an increase in rotable parts, which can be repaired and re-used for several years to service the new technologically advanced helicopters. As a result of the change in our internal reporting structure, we no longer report segment assets to our CODM and accordingly depreciation expense is not allocated to our segments. See "—Segments" included elsewhere in this Amended 10-K for further information.
Restructuring Costs
Restructuring costs decreased by $11.0 million compared to fiscal 2013, with no restructuring costs incurred in fiscal 2014. Of our restructuring costs in fiscal 2013, $6.8 million related to the Corporate Segment, $2.7 million related to the Helicopter Services segment, and $1.5 million related to the Heli-One segment.
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
Loss on Disposal of Fixed Assets
Loss on disposal of fixed assets decreased by $8.9 million to $6.6 million compared to fiscal 2013, due primarily to a decrease in losses from the sale and leaseback of helicopters.

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

Non-Controlling Interests
Net earnings allocated to non-controlling interests decreased by $1.3 million to $1.6 million, due to a decrease in net earnings in EHOB, primarily from higher helicopter lease and financing costs offset by a lower income tax expense compared to fiscal 2013. See Note 3 of our annual audited consolidated financial statements for the fiscal years ended April 30, 2012, 2013, and 2014 included elsewhere in this Amended 10-K.

Segmented Results of Operations
Helicopter Services

Subsequent to April 30, 2014, we changed our internal reporting structure to heighten accountability for and efficiency of maintenance costs and asset utilization. As a result, certain direct maintenance and supply chain costs previously allocated to and reported by the Heli-One segment are now allocated to and reported by the Helicopter Services segment. Under the previous reporting, Heli-One provided maintenance services to the Helicopter Services segment under the terms of a PBH contract.  Costs incurred by Heli-One to provide services under the PBH contract were reported in the Heli-One segment, whether they related to maintenance costs performed internally by Heli-One or to services contracted from external third parties.  Under the new reporting, all third-party maintenance costs are reflected in the Helicopter Services segment. Maintenance services provided by Heli-One to Helicopter Services are separately reflected for each MRO contract as opposed to a PBH contract basis.  The fiscal 2013 and 2014 segment results have been restated to reflect the presentation of the new reporting structure.

For the fiscal year ended April 30,
(In thousands of U.S. dollars)

	For the fiscal year ended April 30,		Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Operating revenue	$1,437,865	$1,453,039	$15,174	1.1%
Reimbursable revenue	165,538	164,669	(869)	(0.5)%
Total revenue	$1,603,403	$1,617,708	$14,305	0.9%
Direct costs (i)	(1,061,294)	(1,110,957)	(49,663)	(4.7)%
Earnings from equity accounted investees	4,718	7,240	2,522	53.5%
Adjusted EBITDAR	$546,827	$513,991	$(32,836)	(6.0)%
Adjusted EBITDAR margin (ii)	38.0%	35.4%	(2.6)%	(6.8)%
Flight hours	163,442	150,395	(13,047)	(8.0)%
# of Helicopters	247	236	(11)	(4.5)%
Helicopter lease and associated costs	$(201,736)	$(227,893)	$(26,157)	(13.0)%
Average HE count (iii)	164.7	164.7	—	—%
HE Rate (iii)	$8,730	$8,822	$92	1.1%

(i)
In fiscal 2013, direct costs were comprised of crew costs of $429.2 million, base operations and other costs of $336.7 million and maintenance and support costs of $295.4 million. In fiscal 2014, direct costs were comprised of crew costs of $429.1 million, base operations and other costs of $322.5 million and maintenance and support costs of $359.4 million.

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

Helicopter Services Adjusted EBITDAR decreased by $32.8 million to $514.0 million and Adjusted EBITDAR margin decreased by 2.6% compared to fiscal 2013. The primary changes which positively impacted Adjusted EBITDAR for Helicopter Services as compared to fiscal 2013 were as follows:

•
In the Eastern North Sea, contract wins from several customers, offset by reduced ad-hoc and other non-recurring work, resulted in a net increase to Adjusted EBITDAR of $11.1 million in fiscal 2014 compared to fiscal 2013. This increased Adjusted EBITDAR margin by 0.9%;

•
In the Western North Sea, Adjusted EBITDAR increased due to additional helicopter requirements from existing oil and gas customers, in addition to net new contract work in the Netherlands. These changes improved Adjusted EBITDAR by $18.8 million and Adjusted EBITDAR margin by 1.5%;

•
Adjusted EBITDAR improved by $16.4 million due to an increase in oil and gas activities in Southeast Asia, including East Timor, where new contract wins and contract renewals increased Adjusted EBITDAR margin by 1.3%;

•
Reduced SAR and other contract activity in the United Kingdom was offset by additional SAR work in Ireland, as a result of the transition of an existing customer to more technologically advanced helicopters, which resulted in a net increase to Adjusted EBITDAR of $6.8 million and a positive impact to Adjusted EBITDAR margin of 0.5%; and

•	Adjusted EBITDAR and Adjusted EBITDAR margin increased by $17.4 million and 1.4%, respectively, due to new contract wins for oil and gas customers in Africa and Central America.
These improvements to Adjusted EBITDAR and Adjusted EBITDAR margin were offset primarily by the following factors which negatively impacted Adjusted EBITDAR compared to fiscal 2013:

•	Adjusted EBITDAR and Adjusted EBITDAR margin decreased by $24.7 million and 2.0% respectively in Australia due to contract completions for oil and gas customers;

•
Adjusted EBITDAR and Adjusted EBITDAR margin decreased by $7.9 million and 0.6% in our Africa-Euro Asia regions, including Tanzania, Liberia and South Africa, primarily as a result of contract completions and the expiration of short-term contract work;

•
Adjusted EBITDAR decreased by $4.5 million in Kazakhstan due to oil and gas customer requirements transitioning from exploration to production, causing a reduction in demand which negatively impacted Adjusted EBITDAR margin by 0.4%; and

•	Adjusted EBITDAR in the Americas decreased $11.5 million and Adjusted EBITDAR margin was impacted by 0.9% compared to fiscal 2013 due to the expiration of customer contracts in the Falkland Islands.
In addition, we incurred certain additional costs in fiscal 2014 compared to fiscal 2013 which negatively impacted Adjusted EBITDAR. These decreased Adjusted EBITDAR by $54.0 million and Adjusted EBITDAR margin by 4.3%. These costs were as follows:

•
Higher costs, partially offset by contract revenue, decreased Adjusted EBITDAR by $5.3 million in Nigeria due to additional crew, base and other costs primarily associated with the set up and commencement of operations within the country;

•
Higher costs of $4.0 million were incurred for additional ongoing inspection costs of EC225 helicopters by our Helicopter Services business. See Item 7. "Recent Developments" included elsewhere in this Amended 10-K for further information;

•	Increased costs were incurred in fiscal 2014 to return the EC225 helicopter fleet to normal service. This had an unfavorable impact on Adjusted EBITDAR of $10.1 million;

•
There was increased maintenance spend in fiscal 2014 for EC225 helicopters following the resumption of normal commercial operations, including maintenance activities which have been subcontracted to third-parties, which decreased Adjusted EBITDAR by $10.0 million; and

•
Increased costs were incurred in fiscal 2014 following the expiration of warranties on new technology helicopters, including S92A and AW139 helicopters, the maintenance of rotable parts to improve helicopter availability, and higher maintenance activity on helicopters used as replacements during the EC225 suspension. These factors had an unfavorable impact on Adjusted EBITDAR of $24.6 million.

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
Heli-One

For the fiscal year ended April 30,
(In thousands of U.S. dollars)

	For the fiscal year ended April 30,		Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Third-party revenue	$140,444	$147,271	$6,827	4.9%
Internal revenue	133,667	159,906	26,239	19.6%
Total revenue	$274,111	$307,177	$33,066	12.1%
Direct costs (i)	(259,587)	(277,959)	(18,372)	(7.1)%
Adjusted EBITDAR	$14,524	$29,218	$14,694	101.2%
Adjusted EBITDAR Margin (ii)	5.3%	9.5%	4.2%	79.2%

(i)
In fiscal 2013, direct costs were comprised of maintenance costs of $205.5 million and other costs of $54.1 million. In fiscal 2014, direct costs were comprised of maintenance costs of $228.0 million and other costs of $50.0 million. Other costs include base operations and other costs and support costs which for Heli-One include freight costs, consulting, insurance and other items.

(ii)	Adjusted EBITDAR margin is calculated as Adjusted EBITDAR divided by total revenue less reimbursable revenue, of which there was none in the Heli-One segment in fiscal 2013 and 2014.

Heli-One generates the majority of its revenue by supporting internal flying operations. Adjusted EBITDAR increased by $14.7 million to $29.2 million with an Adjusted EBITDAR margin increase of 4.2% compared to fiscal 2013. The primary changes compared to fiscal 2013 were as follows:

•
Higher levels of non-PBH activity, primarily with our Helicopter Services segment, improved maintenance efficiency and a greater proportion of higher margin external non-PBH work, increased Adjusted EBITDAR by approximately $10.0 million and Adjusted EBITDAR margin by 2.9%, respectively, compared to fiscal 2013; and

•	Lower support costs, primarily due to lower salary and benefit costs, also increased Adjusted EBITDAR by $4.4 million, which improved the Adjusted EBITDAR margin by 1.3%.

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
Base operations and other costs decreased by $8.5 million to $366.0 million compared to fiscal 2012. Base operations and other costs also included fuel costs re-chargeable to our customers, insurance and travel. The majority of base and operations and other costs related to our Helicopter Services segment, with $29.3 million related to our Heli-One segment, which have decreased by $17.7 million compared with fiscal 2012. The decrease for Heli-One was due primarily to other costs, where we had a sale of parts to a customer in fiscal 2012 that did not reoccur in fiscal 2013. The decrease in base and other costs was partially offset by new contracts in Brazil, Australia and the North Sea, which increased the base set-up costs.

Maintenance costs decreased by $27.7 million to $232.5 million compared to fiscal 2012. Maintenance costs have decreased due primarily to lower lease return costs being recorded in fiscal 2013, which are recorded when they are probable and can be estimated, usually near the end of the helicopter lease term, the expiry of certain customer contracts reducing activity and cost and the decrease in third-party non-PBH sales.
Support costs increased by $4.4 million to $162.4 million compared to fiscal 2012 to support the centralized flying operations center in our Helicopter Services segment and related consulting costs. The majority of support costs are incurred by Helicopter Services, with $24.8 million related to our Heli-One segment, which have decreased by $3.0 million compared with fiscal 2012 due to lower consulting costs in this segment.

Helicopter Lease and Associated Costs
Helicopter leasing increased by $25.1 million to $201.7 million, due primarily to an increase in new technologically advanced helicopter additions. We are continuing to acquire new technologically advanced helicopters to meet our customers’ needs as they continue production, exploration and development into deeper waters. We anticipate we will continue to finance helicopters through operating leases and may make strategic decisions as required to purchase certain helicopters outright. The purchase of helicopters allows for greater jurisdictional flexibility as some lease agreements restrict the movement of helicopters to certain countries.

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
Depreciation
Depreciation expense increased by $19.0 million to $131.9 million compared to fiscal 2012, due primarily to an increase in the Heli-One segment of rotable parts which can be repaired and re-used for several years to service the new technologically advanced helicopters and an increase in helicopter depreciation expense in the Helicopter Services segment. During fiscal 2013 we identified two older helicopter types that would be exited. As part of this exit, we performed an annual review of the useful lives of helicopters and reduced the useful lives of these helicopters. This change in estimate resulted in an increase to depreciation of $11.3 million in fiscal 2013. As a result of the change in our internal reporting structure, we no longer report segment assets to our CODM and accordingly depreciation expense is not allocated to our segments. See "—Segments" included elsewhere in this Amended 10-K for further information.

Restructuring Costs

Restructuring costs decreased by $11.5 million to $11.0 million compared to fiscal 2012, due primarily to a decrease in initial costs associated with the implementation of new systems and processes allowing for global standardization in the Helicopter Services, Heli-One and Corporate Segments. Of our restructuring costs in fiscal 2012, $17.8 million related to the Corporate Segment, $4.5 million related to the Helicopter Services segment and $0.2 million related to the Heli-One segment. Of our restructuring costs in fiscal 2013, $6.8 million related to the Corporate Segment, $2.7 million related to the Helicopter Services segment, and $1.5 million related to the Heli-One segment.

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

Non-Controlling Interest
Net earnings allocated to non-controlling interest decreased by $9.5 million to $2.9 million, due primarily to a decrease in net earnings in EHOB from higher income tax expense and the loss on the mark to market of derivatives which relate to embedded foreign currency derivatives in some of our helicopter services contracts. See Note 3 of our audited annual consolidated financial statements for the fiscal years ended April 30, 2012, 2013 and 2014 included elsewhere in this Amended 10-K.

Segmented Results of Operations
Subsequent to April 30, 2014, we changed our internal reporting structure to heighten accountability for and efficiency of maintenance costs and asset utilization. As a result certain direct maintenance and supply chain costs previously allocated to and reported in the Heli-One segment are now allocated to and reported by the Helicopter Services segment. Under the previous reporting, Heli-One provided maintenance services to the Helicopter Services segment under the terms of a PBH contract.  Costs incurred by Heli-One to provide services under the PBH contract were reported in the Heli-One segment, whether they related to maintenance costs performed internally by Heli-One or to services contracted from external third parties.  Under the new reporting, all third-party maintenance costs are reflected in the Helicopter Services segment. Maintenance services provided by Heli-One to Helicopter Services are separately reflected for each MRO contract as opposed to a PBH contract basis. The fiscal 2012 and 2013 segment results have been restated to reflect the presentation of the new reporting structure.

Helicopter Services

For the fiscal year ended April 30,
(In thousands of U.S. dollars)

	For the fiscal year ended April 30,		Favorable (Unfavorable)
	2012	2013	$ Change	% Change
Operating revenue	$1,359,316	$1,437,865	$78,549	5.8%
Reimbursable revenue	166,744	165,538	(1,206)	(0.7)%
Total revenue	$1,526,060	$1,603,403	$77,343	5.1%
Direct costs (i)	(1,066,829)	(1,061,294)	5,535	0.5%
Earnings from equity accounted investees	2,844	4,718	1,874	65.9%
Adjusted EBITDAR	$462,075	$546,827	$84,752	18.3%
Adjusted EBITDAR margin (ii)	34.0%	38.0%	4.0%	11.8%
Flight hours	172,145	163,442	(8,703)	(5.1)%
# of Helicopters	252	247	(5)	(2.0)%
Helicopter lease and associated costs	$(176,685)	$(201,736)	$(25,051)	(14.2)%
Average HE count (iii)	169.2	164.7	(4.5)	(2.7)%
HE Rate (iii)	$8,034	$8,730	$696	8.7%

(i)
In fiscal 2012, direct costs were comprised of crew costs of $413.0 million, base and operations and other costs of $327.5 million and maintenance and support costs of $326.3 million. In fiscal 2013, direct costs were comprised of crew costs of $429.2 million, base operations and other costs of $336.7 million and maintenance and support costs of $295.4 million.

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

Helicopter Services Adjusted EBITDAR increased by $84.8 million to $546.8 million compared to fiscal 2012. The increase in Adjusted EBITDAR is due primarily to the Americas, Asia Pacific, and the North Sea offset by Africa-Euro Asia.
North Sea. The Western North Sea contributed an additional $10.9 million in Adjusted EBITDAR due primarily to margins from new contracts in Scotland, England and Ireland, which partially offset the margins from lost and expired contracts. The Eastern North Sea contributed an additional $9.0 million in Adjusted EBITDAR despite a net decrease in revenues due to lower compensation costs in the region. The net improvement in the North Sea Adjusted EBITDAR margin was 1.2% over the prior year.
The Americas. The Americas Adjusted EBITDAR increased by $27.8 million due primarily to a $37.3 million increase in Brazil, where increased margins on new heavy helicopter contracts combined with the deployment of additional helicopters under contracts that began in April 2012. Brazil also had an improvement in crew and helicopter availability that led to an increase in Adjusted EBITDAR. This increased the Adjusted EBITDAR margin by 2.3% over the prior year. These increases in the Americas’ Adjusted EBITDAR were partially offset by a $9.5 million decrease in North America Adjusted EBITDAR from expired contracts which had a negative impact of 0.6% on Adjusted EBITDAR margin.
Asia Pacific. Asia Pacific’s increase in Adjusted EBITDAR of $26.6 million is due primarily to the margins from new contract wins in Australia and East Timor being partially offset by higher crew costs. The net improvement in Asia Pacific Adjusted EBITDAR margin was 1.6% over the prior year.
Africa-Euro Asia. The Africa-Euro Asia region had a net decrease in Adjusted EBITDAR of $3.2 million, due to a $13.0 million decrease, primarily in Chad and Nigeria, offset by a $16.2 million increase in Mozambique and Tanzania from an increase in oil and gas activities that generated new contracts. Adjusted EBITDAR has decreased in Chad as we sold our fixed wing aircraft at the end of fiscal 2012 and we are continuing to incur costs while we transition our Nigerian operations to our new partners. In October 2012, we received our Nigerian AOC for a single helicopter type and are in the process of setting up our interim base. The Adjusted EBITDAR margin decreased by 0.2% as a result of these changes.

The balance of the change in Adjusted EBITDAR relates to our fleet operations, including the decrease in maintenance from lower lease return costs being recorded in fiscal 2013, changes to centralized support costs and earnings from equity accounted investees compared to fiscal 2012. Lease return costs are recorded when they are probable and can be estimated, usually near the end of the helicopter lease term, with the expiry of certain customer contracts reducing activity.
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

Heli-One

For the fiscal year ended April 30,
(In thousands of U.S. dollars)

	For the fiscal year ended April 30,		Favorable (Unfavorable)
	2012	2013	$ Change	% Change
Third-party revenue	$166,479	$140,444	$(26,035)	(15.6)%
Internal revenue	152,620	133,667	(18,953)	(12.4)%
Total revenue	$319,099	$274,111	$(44,988)	(14.1)%
Direct costs (i)	(284,425)	(259,587)	24,838	8.7%
Adjusted EBITDAR	$34,674	$14,524	$(20,150)	(58.1)%
Adjusted EBITDAR Margin (ii)	10.9%	5.3%	(5.6)%	(51.4)%

(i)
In fiscal 2012, direct costs were comprised of maintenance costs of $209.6 million and other costs of $74.8 million. In fiscal 2013, direct costs were comprised of maintenance costs of $205.5 million and other costs of $54.1 million. Other costs include base operations and other costs and support costs which for Heli-One include freight costs, consulting, insurance and other items.

(ii)	Adjusted EBITDAR margin is calculated as Adjusted EBITDAR divided by total revenue less reimbursable revenue, of which there was none in the Heli-One segment in fiscal 2012 and 2013.
Adjusted EBITDAR decreased by $20.2 million to $14.5 million compared to fiscal 2012 due primarily to a decrease in non-PBH revenues partially offset by lower support costs. Adjusted EBITDAR decreased by $23.4 million from lower airframe and engine sales as compared to fiscal 2012 with an impact to Adjusted EBITDAR of 6.5%. This decrease was offset by cost savings in support costs of $3.0 million from lower consulting costs resulting in a positive impact to the Adjusted EBITDAR margin of 0.8%.

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

The related party loan transactions reflect the borrowing and repayment of loans to companies under the common control of our majority shareholder and are described in Note 22 of the annual audited consolidated financial statements for the fiscal years ended April 30, 2012, 2013 and 2014, included elsewhere in this Amended 10-K.
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

On January 23, 2014 we entered into a new revolving credit facility for $375.0 million held by a syndicate of financial institutions for a term of five years and bearing interest at the Alternate Base Rate, LIBOR, Canadian Prime Rate, CDOR or EURIBOR, plus an applicable margin that ranges from 3.50% to 4.50%, subject to a leverage-based step-down of 0.75%. The new revolving credit facility is secured on a priority basis and ranks equally with the senior secured note holders except for payments upon enforcement and insolvency, where the revolving credit facility will rank before the senior secured note holders. The senior secured notes and new revolving credit facility are guaranteed on a first-priority lien basis by most of our subsidiaries on a joint and several basis. For information about the financial position and results of operations of our guarantor subsidiaries, see Note 27 of our audited annual consolidated financial statements for the fiscal years ended April 30, 2012, 2013 and 2014 included elsewhere in this Amended 10-K.
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
At April 30, 2014, we have commitments with respect to operating leases for helicopters, buildings, land and equipment. The net present value of our operating lease commitments at April 30, 2014 was $1,238.5 million. We have calculated the net present value based on our minimum lease payments, excluding any contingent rentals, using a 9.0% discount rate. For more information on our commitments, see Note 23 of our annual audited consolidated financial statements for the fiscal years ended April 30, 2012, 2013 and 2014 included elsewhere in this Amended 10-K. For helicopter leases expiring in the next twelve months, where we have the option to refinance these leases, purchase the helicopters or return the helicopters under the agreement terms.

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
Variable Interest Entities
The Company has variable interest in entities that are not consolidated, as we are not the primary beneficiary, which provide operating lease financing to us and an entity that provides flying services to third-party customers. At April 30, 2014, the Company had operating leases for 90 helicopters with variable interest entities that were not consolidated. See Note 3 of the audited annual consolidated financial statements for the fiscal years ended April 30, 2012, 2013 and 2014 included elsewhere in this Amended 10-K.
Guarantees
The Company has provided limited guarantees to third parties under some of its operating leases relating to a portion of the residual helicopter values at the termination of the leases. The leases have terms expiring between fiscal 2015 and 2024. At April 30, 2014, the Company’s exposure under the asset value guarantees including guarantees in the form of funded and unfunded residual value guarantees, rebateable advance rentals and deferred payments was approximately $245.2 million.
Contingencies
The Company has exposure for certain legal matters as disclosed in Note 24 to the annual consolidated financial statements for the year ended April 30, 2014 included elsewhere in this Amended 10-K. There have been no material changes in our exposure to contingencies.

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
Consolidation of variable interest entities (“VIEs”)
We are required to consolidate a VIE if we are determined to be its primary beneficiary. Significant judgments are made in assessing whether we are the primary beneficiary, including determination of the activities that most significantly impact the VIE’s economic performance. This significant judgment is discussed further in Note 3 of our audited annual consolidated financial statements for the fiscal years ended April 30, 2012, 2013 and 2014 included elsewhere in this Amended 10-K.
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
Where events or circumstances indicate that the carrying amount of held for use assets may not be recoverable, the carrying value of the assets or asset groups is compared to the future projected undiscounted cash flows. We estimate the future projected undiscounted cash flows for helicopters at the helicopter type level as this is the lowest level which earns independent cash flows. The cash flows are based on management’s expectation of future revenues and expenses including costs to maintain the assets over their respective service lives. Revenues are derived from the contracts for each helicopter. Costs are based on the budgeted amounts for crew, helicopter lease costs, insurance, PBH, consignment inventory and any other cost directly related to the operation of the helicopter. An impairment loss is recognized as the excess of the carrying value over the fair value when an asset or asset group is not recoverable. Fair value is based on third-party appraisals. Significant estimates and judgments are applied in determining these cash flows and fair values.
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
In testing the recoverability of embedded equity, the costs to buyout the lease is compared to the fair value of the helicopter. An impairment loss is recognized as the excess of the costs to buyout the lease over the fair value and is applied first to the embedded equity and then to the funded residual value guarantee. Fair value is based on third-party appraisals.
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
At February 1, 2012, February 1, 2013 and February 1, 2014, we performed our annual impairment test of goodwill. All of our goodwill is contained in the Helicopter Services reporting unit. There was no change to the allocation of goodwill to our reporting segments as a result of our new internal reporting structure. No impairment has been recognized in the years ended April 30, 2012, April 30, 2013 and April 30, 2014 as the fair value of this reporting unit exceeded its carrying amount by a minimum of $400.0 million in each of the three years. In the event that the carrying value exceeded the fair value, we would have performed the second step in the two step impairment test to determine the amount of the impairment loss.
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
The calculation of the estimate of the expected long-term rate of return on assets and additional discussion regarding pension and other post-retirement plans is described in Note 18 —Employee pension plans to our audited consolidated financial statements for the fiscal years ended April 30, 2012, 2013 and 2014 included elsewhere in this Amended 10-K. The weighted average expected long-term rate of return on assets associated with our pension benefits was 6.72% at April 30, 2013 and 6.57% at April 30, 2014. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience.
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
Contingent liabilities
We are subject to a variety of claims, lawsuits and investigations in the ordinary course of business as discussed in Note 24 to our audited annual consolidated financial statements for the fiscal years ended April 30, 2012, 2013 and 2014 included elsewhere in this Amended 10-K. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Estimating liabilities and costs associated with these matters requires judgment and assessment based upon professional knowledge, experience of management and our internal and external legal counsel.

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
Stock-based compensation
On December 16, 2013, our Board of Directors adopted a new equity compensation plan which permits us to grant non-qualified stock options, incentive stock options, share appreciation rights, restricted shares, restricted share units, other share based awards and performance compensation awards to certain eligible directors, officers, employees, consultants or advisors of the Company and its affiliates termed the CHC Group Ltd. 2013 Omnibus Incentive Plan (“2013 Incentive Plan”). This plan is in addition to our 2011 Management Equity Plan (“2011 Plan”) which 6922767 Holding (Cayman) Inc., our parent (“the Parent”) adopted. The terms of the plans are described in Note 17 of our annual audited consolidated financial statements for the fiscal years ended April 30, 2012, 2013 and 2014 included elsewhere in this Amended 10-K.
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
Recent Accounting Pronouncements
See Note 2 in the audited annual consolidated financial statements for the fiscal years ended April 30, 2012, 2013 and 2014 contained elsewhere in this Amended 10-K for a discussion of recent accounting pronouncements.

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
/s/ Ernst & Young LLP
Vancouver, Canada
July 10, 2014, except Notes 25 and 26, as to which the date is September 15, 2014

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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except capital stock amounts)

2.	Significant accounting policies (continued):

(d)	Functional and presentation currency (continued):

(i)	Transactions and balances:
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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except capital stock amounts)

2.	Significant accounting policies (continued):

(e)	Revenue (continued):

(i)	Helicopter flying services:
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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except capital stock amounts)

2.	Significant accounting policies (continued):

(e)	Revenue (continued):

(ii)	Heli-One (Maintenance and repair and overhaul) (continued):
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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except capital stock amounts)

2.	Significant accounting policies (continued):

(k)	Property and equipment (continued):

(i)	Flying assets:
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
Long-lived assets, comprised of property and equipment and intangibles subject to amortization, are assessed for impairment whenever events or circumstances indicate that their carrying value may not be recoverable. For the purpose of impairment testing, long-lived assets are grouped and tested for recoverability at the lowest level that generates independent cash flows from another asset group. In testing the recoverability of the assets, the carrying value of the assets or asset groups is compared to the future projected undiscounted cash flows. The cash flows are based on management’s expectations of future revenues and expenses including costs to maintain the assets over their respective service lives. An impairment loss is recognized as the excess of the carrying value over the fair value when an asset or asset group is not recoverable. Fair value is based on valuation techniques or third-party appraisals. Significant estimates and judgments are applied in determining these cash flows and fair values.
The recoverability of goodwill and indefinite life intangible assets is assessed on an annual basis or more frequently if events or circumstances indicate that the carrying value may not be recoverable. In accordance with GAAP, we perform interim impairment testing should circumstances requiring it arise.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except capital stock amounts)

2.	Significant accounting policies (continued):

(l)	Impairment of long-lived assets (continued):
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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except capital stock amounts)

2.	Significant accounting policies (continued):

(n)	Income taxes:
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
Atlantic Aviation has a contingent credit with a third-party bank for up to $10.0 million to be able to issue bonds.
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
We enter into trade receivables securitization transactions to raise financing, through the sale of pools of receivables, or beneficial interests therein, to a VIE, Finacity Receivables – CHC 2009, LLC (“Finacity”). Finacity only buys receivables, or beneficial interests therein, from us. These transactions with Finacity satisfy the requirements for sales accounting treatment. Finacity is financed directly by a third-party entity, Viking Asset Purchaser 14 (“Viking”), which purchases undivided ownership interests in the receivables, or beneficial interests therein, acquired by Finacity from us.
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

4.	Property and equipment:
The cost and related accumulated depreciation of our flying assets, facilities and equipment are as follows:

	Property and equipment			Total
	Flying Assets	Equipment	Facilities
At April 30, 2013:
Cost	$1,156,243	$104,092	$131,681	$1,392,016
Accumulated depreciation	(237,698)	(41,669)	(37,395)	(316,762)
Net book value	$918,545	$62,423	$94,286	$1,075,254
At April 30, 2014:
Cost	$1,163,639	$125,991	$144,706	$1,434,336
Accumulated depreciation	(287,591)	(52,545)	(43,441)	(383,577)
Net book value	$876,048	$73,446	$101,265	$1,050,759

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except capital stock amounts)

4.	Property and equipment (continued):
The flying assets under capital lease included above are as follows:

	2013	2014
Flying assets under capital lease:
Cost	$31,912	$70,118
Accumulated depreciation	(2,949)	(1,443)
	$28,963	$68,675
Depreciation related to flying assets under capital lease totaled $2.5 million, $1.2 million and $1.8 million for the years ended April 30, 2012, 2013 and 2014, respectively.
Due to helicopters coming off contract, and with no plan to redeploy them within the business, we recorded impairment charges of $8.4 million and $5.5 million to write down the carrying value of nine helicopters and four helicopters held for use to their fair values for the years ending April 30, 2013 and 2014, respectively. These amounts are included in asset impairments on the consolidated statements of operations. This measurement is considered a level 2 measurement in the fair value hierarchy as the measurement of the fair value of the flying assets is based on helicopter values from third-party appraisals using market data.

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
In fiscal 2011 we committed to a plan to sell our Composites business. In March, 2012, the Composites business was sold to a third-party for $750,000. There is no continuing involvement after the disposition. This has been classified as a discontinued operation in the consolidated statements of operations.

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
Due to a decline in helicopter values, we recorded impairment charges of $4.2 million, $7.7 million and $0.9 million to write down a portion of our embedded equity to fair value for the years ending April 30, 2012, 2013 and 2014, respectively. These amounts are included in the asset impairments line in the consolidated statements of operations. This measurement is considered a level 2 measurement in the fair value hierarchy as the measurement of embedded equity is based on helicopter values from third-party appraisals using market data.
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
On April 17, 2012, we sold our Boundary Bay facility (the "facility”) to a third-party for $37.0 million and entered into a 23 year lease agreement to lease the building from the third-party for $263,679 per month for the first five years with an increase of the lesser of 12% or CPI every five years. Under the lease agreement we have the option to purchase the property during the first 10 years of the lease for $46.4 million up to April 2017 and $47.9 million from May 2017 to April 2022. We also have an option to renew the lease agreement for an additional 10 years and a second option to renew the lease for a further five years.
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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except capital stock amounts)

15.	Income taxes (continued):
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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except capital stock amounts)

15.	Income taxes (continued):
Uncertain tax positions:
The following table summarizes activity of the total amounts of unrecognized tax benefits:

	For the year ended
	April 30, 2012	April 30, 2013	April 30, 2014
Opening balance	$15,302	$15,925	$24,281
Additions in the current year	8,014	11,069	5,187
Reductions in current year	(6,643)	(2,713)	(3,117)
Foreign exchange	(748)	—	(876)
Total	$15,925	$24,281	$25,475
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

18.    Employee pension plans (continued):

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
The methods and assumptions used to estimate the fair value of the pension assets in level 1 are based on publicly available quoted market prices. The level 3 assets are valued using third-party appraisals and changes in the level 3 assets are as follows:

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
In the United Kingdom, the Ministry for Transport is investigating potential wrongdoing involving two ex-employees in conjunction with the SAR-H bid award processes. This arose from our self-reporting potential improprieties by these individuals upon their discovery in 2010. The SAR-H bid process was subsequently canceled. We will continue to cooperate in all aspects of the investigation. At April 30, 2014, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations (see note 26(c)).

25.	Segment information:
We operate under the following segments:

•	Helicopter Services;

•	Heli-One;

•	Corporate and other.
We have provided information on segment revenues and Adjusted EBITDAR because these are the financial measures used by the Company’s chief operating decision maker (“CODM”) in making operating decisions and assessing performance. Transactions between operating segments are at standard industry rates.
Subsequent to April 30, 2014, we changed our internal reporting structure to allocate certain direct maintenance and supply chain costs previously reported in the Heli-One segment to the Helicopter Services segment.  Under the previous reporting, Heli-One provided maintenance services to the Helicopter Services segment under the terms of a PBH contract. Costs incurred by Heli-One to provide services under the PBH contract were reported in the Heli-One segment, whether they related to maintenance costs performed internally by Heli-One or to services contracted from external third parties.  Under the new reporting, all third-party maintenance costs are reflected in the Helicopter Services segment. Maintenance services provided by Heli-One to Helicopter Services are separately reflected for each repair or overhaul of engines and components completed (“MRO contract”) as opposed to a PBH contract basis.
The new reporting structure presentation is reflected in the segment results for the fiscal years ended April 30, 2012, 2013 and 2014.  The MRO contract services provided by Heli-One to Helicopter Services are accounted for using a percentage completion method. Otherwise, the accounting policies of the segments and the basis of accounting for transactions between segments are the same as those described in the summary of significant accounting policies in Note 2.
Information on segment assets has not been disclosed as this information is not reviewed by the CODM.
The Helicopter Services segment includes flying operations around the world serving offshore oil and gas, EMS/SAR and other industries and the management of the fleet.
Heli-One, the maintenance, repair and overhaul segment, includes facilities in Norway, Canada, Poland, and the United States that provide helicopter repair and overhaul services for our fleet and for an external customer base in Europe, Asia and North America.
Corporate and other includes corporate office costs in various jurisdictions and is not considered a reportable segment.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except capital stock amounts)

25.	Segment information (continued):

	For the year ended April 30, 2012
	Helicopter services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$1,526,060	$166,479	$—	$—	$1,692,539
Add: Inter-segment revenues	—	152,620	—	(152,620)	—
Total revenue	1,526,060	319,099	—	(152,620)	1,692,539
Direct costs (i)	(1,066,829)	(284,425)	—	145,514	(1,205,740)
Earnings from equity accounted investees	2,844	—	—	—	2,844
General and administration costs	—	—	(70,108)	—	(70,108)
Adjusted EBITDAR (ii)	462,075	34,674	(70,108)	(7,106)	419,535
Helicopter lease and associated costs	(176,685)	—	—	—	(176,685)
Depreciation					(112,967)
Restructuring costs					(22,511)
Asset impairments (iii)					(17,651)
Gain on disposal of assets					8,169
Operating income					97,890
Interest on long-term debt					(116,578)
Foreign exchange gain					1,819
Other financing charges					(15,019)
Income tax expense					(48,225)
Loss from continuing operations					(80,113)
Loss from discontinued operations, net of tax					(16,107)
Net loss					$(96,220)

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statement of operations these costs are combined.

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

(iii)	Asset impairments of $17.4 million relate to the Helicopter Services segment and $0.2 million relates to the Corporate and other segment.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except capital stock amounts)

25.	Segment information (continued):

	For the year ended April 30, 2013
	Helicopter services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$1,603,403	$140,444	$—	$—	$1,743,847
Add: Inter-segment revenues	—	133,667	—	(133,667)	—
Total revenue	1,603,403	274,111	—	(133,667)	1,743,847
Direct costs (i)	(1,061,294)	(259,587)	—	130,780	(1,190,101)
Earnings from equity accounted investees	4,718	—	—	—	4,718
General and administration costs	—	—	(74,113)	—	(74,113)
Adjusted EBITDAR (ii)	546,827	14,524	(74,113)	(2,887)	484,351
Helicopter lease and associated costs	(201,736)	—	—	—	(201,736)
Depreciation					(131,926)
Restructuring costs					(10,976)
Asset impairments (iii)					(29,981)
Loss on disposal of assets					(15,483)
Operating income					94,249
Interest on long-term debt					(127,199)
Foreign exchange loss					(11,383)
Other financing charges					(18,729)
Income tax expense					(54,452)
Loss from continuing operations					(117,514)
Earnings from discontinued operations, net of tax					1,025
Net loss					$(116,489)
Segment goodwill	$430,462	$—	$—	$—	$430,462

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statement of operations these costs are combined.

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

(iii)	Asset impairments of $29.9 million relate to the Helicopter Services segment and $0.1 million relates to Corporate and other segment.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except capital stock amounts)

25.	Segment information (continued):

	For the year ended April 30, 2014
	Helicopter services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$1,617,708	$147,271	$—	$—	$1,764,979
Add: Inter-segment revenues	—	159,906	—	(159,906)	—
Total revenue	1,617,708	307,177	—	(159,906)	1,764,979
Direct costs (i)	(1,110,957)	(277,959)	—	156,772	(1,232,144)
Earnings from equity accounted investees	7,240	—	—	—	7,240
General and administration costs	—	—	(95,087)	—	(95,087)
Adjusted EBITDAR (ii)	513,991	29,218	(95,087)	(3,134)	444,988
Helicopter lease and associated costs	(227,893)	—	—	—	(227,893)
Depreciation					(144,573)
Asset impairments (iii)					(25,933)
Loss on disposal of assets					(6,631)
Operating income					39,958
Interest on long-term debt					(153,222)
Foreign exchange loss					(6,028)
Other financing charges					(23,253)
Income tax expense					(28,374)
Net loss					$(170,919)
Segment goodwill	$432,376	$—	$—	$—	$432,376

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statement of operations these costs are combined.

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

	Property and equipment		Goodwill
	April 30, 2013	April 30, 2014	April 30, 2013	April 30, 2014
Norway	$532,477	$535,038	$39,421	$38,104
United Kingdom	56,074	15,523	85,687	88,899
Australia	151,619	163,872	19,447	17,404
Brazil	66,696	53,938	59,734	59,734
Canada	95,234	107,225	10,718	10,935
Asia	50,408	19,976	16,100	16,100
Other European Countries	17,662	28,342	44,102	46,446
Other Countries	105,084	126,845	155,253	154,754
Consolidated total	$1,075,254	$1,050,759	$430,462	$432,376
Property and equipment is attributed to countries based on the physical location of the asset at the fiscal year end.

26.	Subsequent events:

(a)	Senior secured note purchase:
In May 2014, one of our subsidiaries purchased $65.0 million of the senior secured notes on the open market at premiums ranging from 8.00% to 9.13%. A loss on debt extinguishment of $7.4 million was incurred.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except capital stock amounts)

26.	Subsequent events (continued):

(b)	Definitive agreement for convertible preferred share issuance:
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

(c)	Contingencies:
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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except capital stock amounts)

Balance Sheets as at April 30, 2013 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$87	$3,478	$136,835	$(13,121)	$(3,478)	$123,801
Receivables, net of allowance for doubtful accounts	—	61	113	147,138	170,744	(754)	317,302
Current intercompany receivables	—	—	439,585	505,725	241,723	(1,187,033)	—
Income taxes receivable	—	—	—	362	25,509	—	25,871
Deferred income tax assets	—	—	—	(8)	57	—	49
Inventories	—	—	—	100,263	5,531	—	105,794
Prepaid expenses	—	—	49	10,313	11,906	(49)	22,219
Other assets	—	—	5,593	46,715	93,038	(89,263)	56,083
	—	148	448,818	947,343	535,387	(1,280,577)	651,119
Property and equipment, net	—	—	—	993,911	81,724	(381)	1,075,254
Investments	543,511	538,704	393,062	411,624	18,116	(1,878,121)	26,896
Intangible assets	—	—	—	194,360	3,450	—	197,810
Goodwill	—	—	—	334,129	96,333	—	430,462
Restricted cash	—	—	—	8,172	21,467	—	29,639
Other assets	—	977	29,449	377,211	61,596	(29,444)	439,789
Long-term intercompany receivables	—	29,854	859,564	43,324	449,718	(1,382,460)	—
Deferred income tax assets	—	—	—	10,104	648	—	10,752
Assets held for sale	—	—	—	32,047	—	—	32,047
	$543,511	$569,683	$1,730,893	$3,352,225	$1,268,439	$(4,570,983)	$2,893,768
Liabilities and Shareholders' Equity
Current Liabilities
Payables and accruals	$13	$1,085	$6,516	$280,998	$138,188	$(6,394)	$420,406
Deferred revenue	—	—	—	18,901	8,751	—	27,652
Income taxes payable	—	87	457	37,416	10,571	(458)	48,073
Current intercompany payables	—	—	35,729	281,132	466,300	(783,161)	—
Deferred income tax liabilities	—	—	—	537	81	—	618
Current facility secured by accounts receivable	—	—	—	—	53,512	—	53,512
Other liabilities	—	25,000	83,596	100,129	6,332	(167,266)	47,791
Current portion of long-term debt obligations	—	—	—	2,138	—	—	2,138
	13	26,172	126,298	721,251	683,735	(957,279)	600,190
Long-term debt obligations	—	—	1,337,303	1,475,087	—	(1,337,303)	1,475,087
Long-term intercompany payables	29,817	—	—	436,282	56,789	(522,888)	—
Deferred revenue	—	—	—	25,910	30,080	—	55,990
Other liabilities	—	—	—	145,566	100,889	—	246,455
Deferred income tax liabilities	—	—	—	9,287	1,340	—	10,627
Total liabilities	29,830	26,172	1,463,601	2,813,383	872,833	(2,817,470)	2,388,349
Redeemable non-controlling interests	—	—	—	—	(8,262)	—	(8,262)
Shareholders' equity	513,681	543,511	267,292	538,842	403,868	(1,753,513)	513,681
	$543,511	$569,683	$1,730,893	$3,352,225	$1,268,439	$(4,570,983)	$2,893,768

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except capital stock amounts)

Balance Sheets as at April 30, 2014 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$90	$88	$98,067	$315,602	$(13,258)	$(98,067)	$302,522
Receivables, net of allowance for doubtful accounts	—	70	113	128,121	164,661	(626)	292,339
Current intercompany receivables	30,720	—	326,687	549,410	306,659	(1,213,476)	—
Income taxes receivable	—	—	—	159	28,013	—	28,172
Deferred income tax assets	—	—	—	—	60	—	60
Inventories	—	—	—	122,705	8,186	—	130,891
Prepaid expenses	1,046	—	30	6,614	20,023	(30)	27,683
Other assets	—	—	5,356	32,330	217,545	(206,022)	49,209
	31,856	158	430,253	1,154,941	731,889	(1,518,221)	830,876
Property and equipment, net	—	—	—	951,025	100,116	(382)	1,050,759
Investments	656,167	627,534	989,722	590,947	21,546	(2,854,565)	31,351
Intangible assets	—	—	—	174,394	3,469	—	177,863
Goodwill	—	—	—	335,438	96,938	—	432,376
Restricted cash	—	—	—	12,719	18,847	—	31,566
Other assets	—	36	33,245	463,071	56,199	(33,245)	519,306
Long-term intercompany receivables	—	29,817	670,470	59,225	466,397	(1,225,909)	—
Deferred income tax assets	—	—	—	576	2,805	—	3,381
Assets held for sale	—	—	—	26,849	—	—	26,849
	$688,023	$657,545	$2,123,690	$3,769,185	$1,498,206	$(5,632,322)	$3,104,327
Liabilities and Shareholders' Equity
Current Liabilities
Payables and accruals	$1,086	$98	$19,345	$213,967	$140,186	$(19,341)	$355,341
Deferred revenue	—	—	—	21,578	8,858	—	30,436
Income taxes payable	—	58	410	36,963	4,954	(410)	41,975
Current intercompany payables	5,628	1,222	77,289	357,594	522,210	(963,943)	—
Deferred income tax liabilities	—	—	—	16	82	—	98
Current facility secured by accounts receivable	—	—	—	—	62,596	—	62,596
Other liabilities	—	—	200,709	251,377	4,460	(401,376)	55,170
Current portion of long-term debt obligations	—	—	—	4,107	—	—	4,107
	6,714	1,378	297,753	885,602	743,346	(1,385,070)	549,723
Long-term debt obligations	—	—	1,459,675	1,546,155	—	(1,459,675)	1,546,155
Long-term intercompany payables	29,817	—	—	466,394	59,232	(555,443)	—
Deferred revenue	—	—	—	37,846	43,639	—	81,485
Other liabilities	—	—	—	198,995	88,390	—	287,385
Deferred income tax liabilities	—	—	—	6,659	4,006	—	10,665
Total liabilities	36,531	1,378	1,757,428	3,141,651	938,613	(3,400,188)	2,475,413
Redeemable non-controlling interests	—	—	—	—	(22,578)	—	(22,578)
Shareholders' equity	651,492	656,167	366,262	627,534	582,171	(2,232,134)	651,492
	$688,023	$657,545	$2,123,690	$3,769,185	$1,498,206	$(5,632,322)	$3,104,327

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except capital stock amounts)

Statements of Operations and Comprehensive Loss for the year ended April 30, 2012 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$1,154,778	$1,093,376	$(555,615)	$1,692,539
Operating expenses:
Direct costs	—	—	(2)	(866,202)	(1,071,839)	555,618	(1,382,425)
Earnings (loss) from equity accounted investees	(108,642)	(107,422)	(102,017)	(42,052)	1,178	361,799	2,844
General and administration costs	—	(1,044)	32,223	(37,549)	(31,515)	(32,223)	(70,108)
Depreciation	—	—	—	(98,755)	(14,212)	—	(112,967)
Restructuring costs	—	—	—	(18,359)	(4,152)	—	(22,511)
Asset impairments	—	(236)	—	(16,740)	(675)	—	(17,651)
Gain on disposal of assets	—	—	—	7,335	834	—	8,169
	(108,642)	(108,702)	(69,796)	(1,072,322)	(1,120,381)	885,194	(1,594,649)
Operating income (loss)	(108,642)	(108,702)	(69,796)	82,456	(27,005)	329,579	97,890
Financing income (charges)	—	68	(42,655)	(120,867)	(8,978)	42,654	(129,778)
Loss from continuing operations before income tax	(108,642)	(108,634)	(112,451)	(38,411)	(35,983)	372,233	(31,888)
Income tax recovery (expense)	—	(8)	(3,072)	(52,904)	4,687	3,072	(48,225)
Loss from continuing operations	(108,642)	(108,642)	(115,523)	(91,315)	(31,296)	375,305	(80,113)
Loss from discontinued operations, net of tax	—	—	—	(16,107)	—	—	(16,107)
Net loss	(108,642)	(108,642)	(115,523)	(107,422)	(31,296)	375,305	(96,220)
Net earnings (loss) attributable to:
Controlling interest	(108,642)	(108,642)	(115,523)	(107,422)	(43,718)	375,305	(108,642)
Non-controlling interests	—	—	—	—	12,422	—	12,422
Net loss	$(108,642)	$(108,642)	$(115,523)	$(107,422)	$(31,296)	$375,305	$(96,220)
Comprehensive loss	$(185,439)	$(185,439)	$(190,410)	$(184,219)	$(68,832)	$627,488	$(186,851)

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except capital stock amounts)

Statements of Operations and Comprehensive Loss for the year ended April 30, 2013 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$1,127,239	$1,122,076	$(505,468)	$1,743,847
Operating expenses:
Direct costs	—	—	(72)	(810,511)	(1,086,794)	505,540	(1,391,837)
Earnings (loss) from equity accounted investees	(119,436)	(119,079)	(28,933)	34,573	2,571	235,022	4,718
General and administration costs	—	(311)	(1,185)	(64,394)	(9,408)	1,185	(74,113)
Depreciation	—	—	—	(120,466)	(11,460)	—	(131,926)
Restructuring costs	—	—	(16)	(5,126)	(5,850)	16	(10,976)
Asset impairments	—	(58)	—	(29,923)	—	—	(29,981)
Loss on disposal of assets	—	—	—	(12,976)	(2,507)	—	(15,483)
	(119,436)	(119,448)	(30,206)	(1,008,823)	(1,113,448)	741,763	(1,649,598)
Operating income (loss)	(119,436)	(119,448)	(30,206)	118,416	8,628	236,295	94,249
Financing income (charges)	—	23	(90,822)	(199,012)	41,678	90,822	(157,311)
Income (loss) from continuing operations before income tax	(119,436)	(119,425)	(121,028)	(80,596)	50,306	327,117	(63,062)
Income tax expense	—	(11)	(3,556)	(39,508)	(14,933)	3,556	(54,452)
Earnings (loss) from continuing operations	(119,436)	(119,436)	(124,584)	(120,104)	35,373	330,673	(117,514)
Earnings from discontinued operations, net of tax	—	—	—	1,025	—	—	1,025
Net earnings (loss)	(119,436)	(119,436)	(124,584)	(119,079)	35,373	330,673	(116,489)
Net earnings (loss) attributable to:							—
Controlling interest	(119,436)	(119,436)	(124,584)	(119,079)	32,426	330,673	(119,436)
Non-controlling interests	—	—	—	—	2,947	—	2,947
Net earnings (loss)	$(119,436)	$(119,436)	$(124,584)	$(119,079)	$35,373	$330,673	$(116,489)
Comprehensive loss	$(147,675)	$(147,675)	$(150,237)	$(147,318)	$(22,753)	$458,046	$(157,612)

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except capital stock amounts)

Statements of Operations and Comprehensive Loss for the year ended April 30, 2014 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$1,155,818	$1,169,475	$(560,314)	$1,764,979
Operating expenses:
Direct costs	—	—	(122)	(865,082)	(1,155,269)	560,436	(1,460,037)
Earnings (loss) from equity accounted investees	(148,349)	(147,895)	44,525	130,025	5,107	123,827	7,240
General and administration costs	(23,104)	(349)	(3,783)	(82,420)	10,785	3,784	(95,087)
Depreciation	—	—	—	(119,808)	(24,765)	—	(144,573)
Asset impairments	(1,115)	—	—	(24,818)	—	—	(25,933)
Loss on disposal of assets	—	—	—	(6,110)	(521)	—	(6,631)
	(172,568)	(148,244)	40,620	(968,213)	(1,164,663)	688,047	(1,725,021)
Operating income (loss)	(172,568)	(148,244)	40,620	187,605	4,812	127,733	39,958
Financing income (charges)	20	(97)	(173,929)	(305,822)	123,398	173,927	(182,503)
Earnings (loss) from continuing operations before income tax	(172,548)	(148,341)	(133,309)	(118,217)	128,210	301,660	(142,545)
Income tax recovery (expense)	—	(8)	(2,768)	(29,678)	1,311	2,769	(28,374)
Net earnings (loss)	(172,548)	(148,349)	(136,077)	(147,895)	129,521	304,429	(170,919)
Net earnings (loss) attributable to:
Controlling interest	(172,548)	(148,349)	(136,077)	(147,895)	127,892	304,429	(172,548)
Non-controlling interests	—	—	—	—	1,629	—	1,629
Net earnings (loss)	$(172,548)	$(148,349)	$(136,077)	$(147,895)	$129,521	$304,429	$(170,919)
Comprehensive income (loss)	$(205,497)	$(181,298)	$(172,754)	$(180,844)	$147,277	$371,782	$(221,334)

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except capital stock amounts)

Cash Flows for the year ended April 30, 2012 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$—	$(7)	$(174,931)	$30,733	$(13,998)	$174,931	$16,728
Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	—	27,203	—	27,203
Net proceeds from the issuance of capital stock	100,000	100,000	—	100,000	—	(200,000)	100,000
Long-term debt proceeds	—	—	835,000	867,853	—	(835,000)	867,853
Long-term debt repayments	—	—	(780,000)	(786,808)	—	780,000	(786,808)
Increase in deferred financing costs	—	—	(1,033)	(1,033)	—	1,033	(1,033)
Dividends received	—	—	40,000	—	—	(40,000)	—
Long-term intercompany flow-issuance of debt	—	—	71,501	—	—	(71,501)	—
Cash provided by financing activities	100,000	100,000	165,468	180,012	27,203	(365,468)	207,215
Investing activities:
Property and equipment additions	—	—	—	(341,325)	(35,299)	—	(376,624)
Proceeds from disposal of property and equipment	—	—	—	218,253	6	—	218,259
Helicopter deposits net of lease inception refunds	—	—	—	(47,307)	—	—	(47,307)
Restricted cash	—	—	—	536	(13,671)	—	(13,135)
Investment in subsidiaries, net of cash acquired	(100,000)	(100,000)	—	—	—	200,000	—
Cash used in investing activities	(100,000)	(100,000)	—	(169,843)	(48,964)	200,000	(218,807)
Cash provided by (used in) continuing operations	—	(7)	(9,463)	40,902	(35,759)	9,463	5,136
Cash provided by (used in) discontinued operations:
Cash provided by operating activities	—	—	—	2,240	—	—	2,240
Cash used in financing activities	—	—	—	(2,240)	—	—	(2,240)
Cash provided by (used in) discontinued operations	—	—	—	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(14,718)	(3,799)	—	(18,517)
Change in cash and cash equivalents during the year	—	(7)	(9,463)	26,184	(39,558)	9,463	(13,381)
Cash and cash equivalents, beginning of the year	—	99	2,692	15,044	53,877	(2,692)	69,020
Cash and cash equivalents, end of the year	$—	$92	$(6,771)	$41,228	$14,319	$6,771	$55,639

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except capital stock amounts)

Cash Flows for the year ended April 30, 2013 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$—	$(5)	$(217,525)	$21,431	$(20,145)	$217,447	$1,203
Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	—	7,262	—	7,262
Net proceeds from issuance of capital stock	—	—	—	24,922	—	(24,922)	—
Proceeds from issuance of senior secured notes	—	—	202,000	202,000	—	(202,000)	202,000
Long-term debt proceeds	—	—	1,025,000	1,168,745	—	(1,025,000)	1,168,745
Long-term debt repayments	—	—	(1,100,000)	(1,178,035)	—	1,100,000	(1,178,035)
Increase in deferred financing costs	—	—	(3,971)	(3,971)	—	3,971	(3,971)
Related party loans	—	25,000	—	—	—	—	25,000
Long term intercompany flow – issuance (repayment) of debt	—	—	(25,593)	(5,141)	5,141	25,593	—
Dividends paid	—	—	—	(130,338)	—	130,338	—
Cash provided by financing activities	—	25,000	97,436	78,182	12,403	7,980	221,001
Investing activities:
Property and equipment additions	—	—	—	(399,940)	(27,939)	—	(427,879)
Proceeds from disposal of property and equipment	—	—	—	342,424	10,917	—	353,341
Helicopter deposits net of lease inception refunds	—	—	—	(71,675)	—	—	(71,675)
Investments in subsidiaries	—	(25,000)	—	—	—	25,000	—
Restricted cash	—	—	—	(2,211)	(3,542)	—	(5,753)
Dividends received	—	—	130,338	130,338	—	(260,676)	—
Cash provided by (used in) investing activities	—	(25,000)	130,338	(1,064)	(20,564)	(235,676)	(151,966)
Cash provided by (used in) continuing operations	—	(5)	10,249	98,549	(28,306)	(10,249)	70,238
Cash provided by (used in) discontinued operations:
Cash provided by operating activities	—	—	—	1,025	—	—	1,025
Cash used in financing activities	—	—	—	(1,025)	—	—	(1,025)
Cash provided by (used in) discontinued operations	—	—	—	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2,942)	866	—	(2,076)
Change in cash and cash equivalents during the year	—	(5)	10,249	95,607	(27,440)	(10,249)	68,162
Cash and cash equivalents, beginning of the year	—	92	(6,771)	41,228	14,319	6,771	55,639
Cash and cash equivalents, end of the year	$—	$87	$3,478	$136,835	$(13,121)	$(3,478)	$123,801

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except capital stock amounts)

Cash Flows for the year ended April 30, 2014 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(34,769)	$1	$107,015	$26,289	$23,838	$(110,045)	$12,329
Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	—	8,122	—	8,122
Net proceeds from issuance of capital stock	317,804	282,945	282,945	342,945	—	(908,835)	317,804
Proceeds from issuance of senior unsecured notes	—	—	300,000	300,000	—	(300,000)	300,000
Long-term debt proceeds	—	—	710,000	760,000	—	(710,000)	760,000
Long-term debt repayments	—	—	(760,000)	(889,527)	—	760,000	(889,527)
Redemption of senior secured notes	—	—	(133,900)	(133,900)	—	133,900	(133,900)
Increase in deferred financing costs	—	—	(14,296)	(14,296)	—	14,296	(14,296)
Long term intercompany flow – issuance (repayment) of debt	—	—	202,568	(13,434)	13,434	(202,568)	—
Dividends paid	—	—	—	(85,148)	—	85,148	—
Related party loans	—	(25,148)	—	—	—	—	(25,148)
Cash provided by financing activities	317,804	257,797	587,317	266,640	21,556	(1,128,059)	323,055
Investing activities:
Property and equipment additions	—	—	—	(604,109)	(45,674)	3,030	(646,753)
Proceeds from disposal of property and equipment	—	—	—	617,384	898	—	618,282
Helicopter deposits net of lease inception refunds	—	—	—	(112,469)	—	—	(112,469)
Investment in subsidiaries	(282,945)	(342,945)	(700,000)	—	—	1,325,890	—
Restricted cash	—	—	—	(3,195)	3,492	—	297
Dividends received	—	85,148	100,257	—	—	(185,405)	—
Cash used in investing activities	(282,945)	(257,797)	(599,743)	(102,389)	(41,284)	1,143,515	(140,643)
Cash provided by operations	90	1	94,589	190,540	4,110	(94,589)	194,741
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(11,773)	(4,247)	—	(16,020)
Change in cash and cash equivalents during the year	90	1	94,589	178,767	(137)	(94,589)	178,721
Cash and cash equivalents, beginning of the year	—	87	3,478	136,835	(13,121)	(3,478)	123,801
Cash and cash equivalents, end of the year	$90	$88	$98,067	$315,602	$(13,258)	$(98,067)	$302,522

PART IV

Item 15.	Exhibit and Financial Statement Schedules

(a)	The following documents are filed as part of or are included in this Amended 10-K:

1.	Financial Statements. See Index to Consolidated Financial Statements on page F-1 of this Amended 10-K.

2.	Financial Statement Schedules Schedule II—Valuation and qualifying accounts was omitted as the required disclosures are included in Note 10 to the Consolidated Financial Statements.
All other schedules are omitted since the information required is not applicable or is shown in the Consolidated Financial Statements or notes thereto.

3.
Schedule I of Regulation S-X. The condensed parent company financial statements as required to be prepared in accordance with Rule 12-04, Schedule I of Regulation S-X have been not been presented separately as the information required by Schedule 1 is provided in the Parent column, as described in Note 27 of the audited annual consolidated financial statements, provided in this Amended 10-K.

4.
List of Exhibits. The Exhibits filed as part of this Amended 10-K, or incorporated by reference, are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th of September, 2014.

CHC GROUP LTD.
(Registrant)

By:	*
	Name:	William Amelio
	Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
* William Amelio	President, Chief Executive Officer and Director (Principal Executive Officer)	September 15, 2014

* Joan S. Hooper	Chief Financial Officer (Principal Financial Officer)	September 15, 2014

* Rebecca Camden	Chief Accounting Officer (Principal Accounting Officer)	September 15, 2014

* Francis S. Kalman	Director	September 15, 2014

* Jonathan Lewis	Director	September 15, 2014

* William E. Macaulay	Director	September 15, 2014

* John Mogford	Director	September 15, 2014

* Jeffrey K. Quake	Director	September 15, 2014

* Dod E. Wales	Director	September 15, 2014

*By /s/ Russ Hill ________________________ Russ Hill
Attorney-in-fact

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Memorandum and Articles of Association	S-1/A	333-191268	3.1	1/6/2014
4.1	Indenture, dated as of May 13, 2013, among CHC Helicopter S.A., the Guarantors named therein, and The Bank of New York Mellon, as Trustee, governing the 9.375% Senior Notes due 2021.	8-K	333-179072	4.1	5/14/2013
4.2	Form of 9.375% Senior Notes due 2021 (included in Exhibit 4.1).	8-K	333-179072	4.1	5/14/2013
4.3	Indenture, dated as of October 4, 2010, among CHC Helicopter S.A., the Guarantors named therein, HSBC Corporate Trustee Company (UK) Limited, as Collateral Agent, and The Bank of New York Mellon, as Trustee, governing the 9.250% Senior Secured Notes due 2020.	S-4	333-179072	4.1	1/18/2012
4.4	Form of 9.250% Senior Secured Notes due 2020 (included in Exhibit 4.3)	S-4	333-179072	4.2	1/18/2012
4.5	Collateral Agent and Administrative Agent Appointment Deed, dated October 4, 2010, among HSBC Bank plc, as Administrative Agent, The Bank of New York Mellon, as Notes Trustee, the Grantors identified therein, the Lenders identified therein, the Arrangers identified therein, and HSBC Corporate Trust Company (UK) Limited, as Collateral Agent.	S-4	333-179072	4.4	1/18/2012
4.6	First Supplemental Indenture, dated as of February 20, 2012, among CHC Global Operations Canada (2008) Inc., CHC Helicopter S.A., the Guarantors named therein, HSBC Corporate Trustee Company (UK) Limited, as Collateral Agent, and The Bank of New York Mellon, as Trustee, governing the 9.250% Senior Secured Notes due 2020.	S-4/A	333-179072	4.5	3/28/2012
4.7	Intercreditor Agreement, dated as of October 4, 2010, among CHC Helicopter S.A., the other Grantors party thereto, HSBC Corporate Trustee Company (UK) Limited, as Initial Collateral Agent, HSBC Bank plc, as Administrative Agent, The Bank of New York Mellon, as Indenture Trustee, and each Additional Collateral Agent from time to time party thereto.	S-4/A	333-179072	4.6	5/9/2012
4.8	First Supplemental Indenture, dated as of January 31, 2014, among CHC Group Ltd., CHC Helicopter S.A., each other existing Guarantor referred to therein, and The Bank of New York Mellon, as trustee, governing the 9.375% senior unsecured notes due 2021.	8-K	001-36261	4.2	2/5/2014
4.9	Second Supplemental Indenture, dated as of January 31, 2014, among CHC Group Ltd., CHC Helicopter S.A., each other existing Guarantor referred to therein, HSBC Corporate Trustee Company (UK) Limited, as collateral agent, and The Bank of New York Mellon, as trustee, governing the 9.250% Senior Secured Notes due 2020.	8-K	001-36261	4.1	2/5/2014
4.10	Form of Shareholders' Agreement.	S-1/A	333-191268	10.26	12/19/2013
4.11	Form of Registration Rights Agreement.	S-1/A	333-191268	10.27	12/19/2013

10.1	Credit Agreement, dated as of January 23, 2014, among CHC Group Ltd., 6922767 Holdings S.À R.L.,CHC Helicopter Holdings S.À R.L., CHC Helicopter S.A., the Lenders party thereto, HSBC Bank Plc, HSBC Corporate Trustee Company (UK) Limited, HSBC Bank Canada, J.P. Morgan Securities LLC, Barclays Bank Plc, RBC Capital Markets and UBS Securities LLC.	8-K	001-36261	10.1	1/29/2014
10.2	Guarantee, dated and effective as of October 4, 2010, by each of the signatories thereto and each of the other entities that becomes a party thereto, in favor of HSBC Bank plc, as Administrative Agent, for the benefit of the Secured Parties.	S-4	333-179072	10.2	1/18/2012
10.3†	Contract for the Supply of Sixteen EC225 Helicopters and Ten Optional EC255 Helicopters with Related Services, dated as of March 1, 2007, between Eurocopter S.A.S. and Heli-One, a division of CHC Helicopters International Inc.	S-4/A	333-179072	10.3	4/19/2012
10.4†	Sale Purchase Agreement for the Supply of Twenty Firm EC225 Helicopters and Four Optional EC255 Helicopters with Related Services, dated as of September 13, 2011, between Eurocopter S.A.S. and CHC Leasing (Ireland) Limited	S-4/A	333-179072	10.4	4/19/2012
10.5†	Framework Agreement, dated as of October 31, 2007, between Augusta S.p.A. and CHC Helicopters International Inc.	S-4/A	333-179072	10.5	4/19/2012
10.6†	S-92 New Helicopter Sales Agreement, dated as of September 9, 2013, between Sikorsky International Operations, Inc. and CHC Helicopters (Barbados) Limited	S-1/A	333-191268	10.6	12/19/2013
10.7*	Form of Amended and Restated 2011 Management Equity Plan of 6922767 Holding (Cayman) Inc.	S-1/A	333-191268	10.7	12/19/2013
10.8*	Form of 2011 Restricted Share Unit Grant Agreement of 6922767 Holding (Cayman) Inc.	S-4	333-179072	10.8	1/18/2012
10.9*	Form of 2011 Subscription Agreement of 6922767 Holding (Cayman) Inc.	S-4	333-179072	10.9	1/18/2012
10.10*	Form of Restricted Share Unit Grant Agreement between 6922767 Holding (Cayman) Inc. and Jonathan James Muschamp Lewis	S-1/A	333-191268	10.13	12/19/2013
10.11*	Form of Employment Agreement between CHC Group Ltd. and William J. Amelio	S-1/A	333-191268	10.19	12/19/2013
10.12*	Form of Employment Agreement between CHC Group Ltd. and other named executive officers	S-1/A	333-191268	10.20	12/19/2013
10.13*	2013 Omnibus Incentive Plan of CHC Group Ltd.	S-8	333-193518	4.2	1/23/2014
10.14*	Form of Restricted Share Agreement of CHC Group Ltd. (Time Vesting)	S-1/A	333-191268	10.22	12/19/2013
10.15*	Form of Restricted Share Agreement of CHC Group Ltd. (Performance Vesting)	S-1/A	333-191268	10.23	1/13/2014
10.16*	Form of Nonqualified Stock Option Agreement of CHC Group Ltd. (Time Vesting)	S-1/A	333-191268	10.24	12/19/2013
10.17*	Form of Nonqualified Stock Option Agreement of CHC Group Ltd. (Performance Vesting)	S-1/A	333-191268	10.25	12/19/2013
10.18*	2013 Employee Share Purchase Plan	S-8	333-193518	4.7	1/23/2014
10.19*	Form of Restricted Share Unit Agreement of CHC Group Ltd. (Performance Vesting)	S-1/A	333-191268	10.30	1/6/2014

10.20*	Form of Nonqualified Stock Option Agreement of CHC Group Ltd.	S-1/A	333-191268	10.31	1/10/2014
10.21*	Form of Restricted Share Unit Agreement of CHC Group Ltd.	S-1/A	333-191268	10.32	1/10/2014
12.1	Computation of Ratio of Earnings to Fixed Charges	10-K	001-36261	12.1	7/10/2014
21.1	Schedule of Subsidiaries of Registrant	S-1	333-191268	21.1	9/19/2013
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm					X
23.2	Consent of Ascend Worldwide Group Holdings Limited	10-K	001-36261	23.2	7/10/2014
23.3	Consent of HeliValue$, Inc.	10-K	001-36261	23.3	7/10/2014
24.1	Power of Attorney	10-K	001-36261	24.1	7/10/2014
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS §	XBRL Instance Document.					X
101.SCH §	XBRL Taxonomy Extension Schema Document.					X
101.CAL §	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF §	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB §	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE §	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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