Form 10-Q
period 2014-10-31
CHC Group Ltd.
filed 2014-12-12
CIK 1586300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2014, there were 80,599,968 ordinary shares issued and outstanding, excluding unvested restricted shares of 744,501.

CHC GROUP LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED
October 31, 2014

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

ITEM 1. FINANCIAL STATEMENTS
CHC Group Ltd.
Consolidated Balance Sheets
(Expressed in thousands of United States dollars except share and per share information)
(Unaudited)

	April 30, 2014	October 31, 2014
Assets
Current assets:
Cash and cash equivalents	$302,522	$107,912
Receivables, net of allowance for doubtful accounts of $2.3 million and $1.5 million, respectively	292,339	265,221
Income taxes receivable	28,172	15,672
Deferred income tax assets	60	67
Inventories (note 5)	130,891	128,076
Prepaid expenses	27,683	29,639
Other assets (notes 4 and 6)	49,209	53,735
	830,876	600,322
Property and equipment, net (note 4)	1,050,759	961,987
Investments	31,351	32,214
Intangible assets (note 4)	177,863	172,262
Goodwill	432,376	414,310
Restricted cash	31,566	41,417
Other assets (notes 4 and 6)	519,306	529,362
Deferred income tax assets	3,381	2,613
Assets held for sale (note 4)	26,849	21,235
	$3,104,327	$2,775,722
Liabilities and Shareholders' Equity
Current liabilities:
Payables and accruals	$355,341	$328,228
Deferred revenue	30,436	43,601
Income taxes payable	41,975	43,434
Deferred income tax liabilities	98	54
Current facility secured by accounts receivable (note 3(a)(ii))	62,596	45,687
Other liabilities (note 7)	55,170	59,839
Current portion of long-term debt obligations (note 8)	4,107	108,638
	549,723	629,481
Long-term debt obligations (note 8)	1,546,155	1,372,653
Deferred revenue	81,485	69,316
Other liabilities (note 7)	287,385	262,407
Deferred income tax liabilities	10,665	9,861
Total liabilities	2,475,413	2,343,718
Redeemable non-controlling interests (note 3(a)(i))	(22,578)	16,221
Redeemable convertible preferred shares: Par value $0.0001 (notes 1, 10 and 12):
Authorized: 6,000,000; Issued: none and 116,000	—	110,194
Capital stock: Par value $0.0001 (note 10):
Authorized: 1,994,000,000; Issued: 80,519,484 and 80,599,968	8	8
Additional paid-in capital (notes 3(a)(i) and 11)	2,039,371	2,013,688
Deficit	(1,265,103)	(1,490,785)
Accumulated other comprehensive loss	(122,784)	(217,322)
	651,492	305,589
	$3,104,327	$2,775,722
See accompanying notes to interim consolidated financial statements.
See table in Note 3(a)(i) for certain amounts included in the Consolidated Balance Sheets related to variable interest entities.

CHC Group Ltd.
Consolidated Statements of Operations
(Expressed in thousands of United States dollars except share and per share information)
(Unaudited)

	Three months ended		Six months ended
	October 31, 2013	October 31, 2014	October 31, 2013	October 31, 2014
Revenue	$443,372	$458,222	$858,303	$918,870
Operating expenses:
Direct costs	(371,794)	(378,718)	(714,900)	(773,265)
Earnings from equity accounted investees	1,527	1,379	3,918	4,056
General and administration costs	(20,541)	(22,689)	(38,657)	(44,351)
Depreciation	(38,694)	(33,153)	(70,751)	(66,878)
Asset impairments (note 4)	(15,690)	(146,131)	(23,014)	(146,406)
Loss on disposal of assets	(3,299)	(2,619)	(4,421)	(7,878)
	(448,491)	(581,931)	(847,825)	(1,034,722)
Operating income (loss)	(5,119)	(123,709)	10,478	(115,852)
Interest on long-term debt	(39,146)	(34,715)	(77,854)	(69,587)
Foreign exchange gain (loss)	184	(13,279)	(12,903)	(8,371)
Other financing income (charges) (note 9)	(1,708)	2,188	4,115	(2,137)
Loss before income tax	(45,789)	(169,515)	(76,164)	(195,947)
Income tax expense (note 13)	(5,492)	(7,225)	(10,800)	(15,112)
Net loss	(51,281)	(176,740)	(86,964)	(211,059)
Net earnings (loss) attributable to:
Controlling interest	$(50,990)	$(183,582)	$(89,321)	$(225,682)
Non-controlling interests	(291)	6,842	2,357	14,623
Net loss	$(51,281)	$(176,740)	$(86,964)	$(211,059)

Net loss available to common stockholders (note 10)	$(50,990)	$(214,822)	$(89,321)	$(256,922)

Net loss per ordinary share available to common stockholders - basic and diluted (note 10)	$(1.10)	$(2.67)	$(1.92)	$(3.19)

Weighted average number of ordinary shares outstanding - basic and diluted	46,519,484	80,599,164	46,519,484	80,564,925
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd.
Consolidated Statements of Comprehensive Loss
(Expressed in thousands of United States dollars)
(Unaudited)

	Three months ended		Six months ended
	October 31, 2013	October 31, 2014	October 31, 2013	October 31, 2014
Net loss	$(51,281)	$(176,740)	$(86,964)	$(211,059)
Other comprehensive income (loss):
Net foreign currency translation adjustments	8,237	(49,802)	(19,800)	(94,004)
Net change in defined benefit pension plan, net of income tax	355	360	698	734
Comprehensive loss	$(42,689)	$(226,182)	$(106,066)	$(304,329)
Comprehensive income (loss) attributable to:
Controlling interest	$(41,017)	$(234,906)	$(106,450)	$(320,220)
Non-controlling interests	(1,672)	8,724	384	15,891
Comprehensive loss	$(42,689)	$(226,182)	$(106,066)	$(304,329)
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd.
Consolidated Statements of Cash Flows
(Expressed in thousands of United States dollars)
(Unaudited)

	Six months ended
	October 31, 2013	October 31, 2014
Cash provided by (used in):
Operating activities:
Net loss	$(86,964)	$(211,059)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation	70,751	66,878
Loss on disposal of assets	4,421	7,878
Asset impairments (note 4)	23,014	146,406
Earnings from equity accounted investees less dividends received	(2,241)	(1,808)
Deferred income taxes	978	639
Non-cash stock-based compensation expense	229	5,557
Amortization of lease related fixed interest rate obligations	(965)	(182)
Amortization of long-term debt and lease deferred financing costs and loss on debt extinguishment	5,241	12,552
Non-cash accrued interest income on funded residual value guarantees	(3,363)	(2,686)
Mark to market gain on derivative instruments	(10,340)	(19,734)
Non-cash defined benefit pension expense (income) (note 14)	216	(396)
Defined benefit contributions and benefits paid	(26,334)	(27,072)
Increase to deferred lease financing costs	(2,893)	(3,517)
Unrealized loss on foreign currency exchange translation	9,295	3,720
Other	3,055	(617)
Decrease in cash resulting from changes in operating assets and liabilities (note 16)	(4,161)	(2,847)
Cash used in operating activities	(20,061)	(26,288)
Financing activities:
Sold interest in accounts receivable, net of collections	(10,349)	(11,826)
Net proceeds from issuance of redeemable convertible preferred shares (note 1)	—	110,194
Proceeds from issuance of senior unsecured notes	300,000	—
Long-term debt proceeds	450,000	325,000
Long-term debt repayments	(561,378)	(327,228)
Redemption of senior secured notes	—	(70,620)
Increase in deferred financing costs	(8,063)	—
Distribution paid to non-controlling interest (note 3(a)(i))	—	(8,500)
Related party loans (note 18(c))	(25,148)	—
Cash provided by financing activities	145,062	17,020
Investing activities:
Property and equipment additions	(227,562)	(247,742)
Proceeds from disposal of property and equipment	169,209	102,554
Helicopter deposits net of lease inception refunds	(92,676)	(25,610)
Restricted cash	(1,592)	(11,735)
Cash used in investing activities	(152,621)	(182,533)
Effect of exchange rate changes on cash and cash equivalents	(11,992)	(2,809)
Change in cash and cash equivalents during the period	(39,612)	(194,610)
Cash and cash equivalents, beginning of period	123,801	302,522
Cash and cash equivalents, end of period	$84,189	$107,912
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd.
Consolidated Statements of Shareholders' Equity
(Expressed in thousands of United States dollars)
(Unaudited)

Six months ended October 31, 2013	Capital stock	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders' equity	Redeemable non- controlling interests	Redeemable convertible preferred shares
April 30, 2013	$5	$1,696,066	$(1,092,555)	$(89,835)	$513,681	$(8,262)	$—
Capital contribution by shareholder	—	—	—	—	—	701	—
Foreign currency translation	—	—	—	(17,351)	(17,351)	(2,449)	—
Stock-based compensation expense (note 11)	—	229	—	—	229	—	—
Defined benefit plan, net of income tax	—	—	—	222	222	476	—
Net earnings (loss)	—	—	(89,321)	—	(89,321)	2,357	—
October 31, 2013	$5	$1,696,295	$(1,181,876)	$(106,964)	$407,460	$(7,177)	$—
Six months ended October 31, 2014	Capital stock	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders' equity	Redeemable non- controlling interests	Redeemable convertible preferred shares
April 30, 2014	$8	$2,039,371	$(1,265,103)	$(122,784)	$651,492	$(22,578)	$—
Issuance of redeemable convertible preferred shares (notes 1 and 12)	—	—	—	—	—	—	110,194
Capital contribution by shareholder	—	—	—	—	—	195	—
Foreign currency translation	—	—	—	(94,990)	(94,990)	986	—
Stock-based compensation expense (note 11)	—	5,557	—	—	5,557	—	—
Defined benefit plan, net of income tax	—	—	—	452	452	282	—
Redeemable convertible preferred share dividends (note 12)	—	(27)	—	—	(27)	—	—
Distribution paid to non-controlling interest (note 3(a)(i))	—	—	—	—	—	(8,500)	—
Adjustment of redeemable non-controlling interest to redemption amount (note 3(a)(i))	—	(31,213)	—	—	(31,213)	31,213	—
Net earnings (loss)	—	—	(225,682)	—	(225,682)	14,623	—
October 31, 2014	$8	$2,013,688	$(1,490,785)	$(217,322)	$305,589	$16,221	$110,194
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

1.	Preferred Share Financing:
On August 21, 2014, the Company entered into an investment agreement with funds managed by Clayton, Dubilier & Rice (“CD&R”) for an investment of up to $600.0 million in us by means of a purchase of Redeemable Convertible Preferred Shares, with a par value of $0.0001, (“preferred shares”) in a private placement (the "Private Placement") at a purchase price of $1,000 per share. The preferred shares to be purchased under the investment agreement consist of (i) upon the first closing, a number of preferred shares, which, if converted to ordinary shares immediately, would constitute 19.9% of our total ordinary shares issued and outstanding immediately prior to the issuance of the preferred shares, less preferred shares issuable in lieu of preferred dividends in cash on the first two preferred dividend payment dates, (ii) upon the second closing, 500,000 preferred shares, less the preferred shares sold upon the first closing, and (iii) upon the third closing, 100,000 preferred shares, less the preferred shares sold in the rights offering to holders of our ordinary shares (discussed below).
On October 30, 2014, upon the first closing, the Company issued and sold to CD&R 116,000 preferred shares, representing approximately 16.0% of our ordinary shares on an as-converted basis as of such date raising $110.2 million which is net of direct transaction costs of $5.8 million. Immediately following the first closing, the ownership of our former majority shareholder, 6922767 Holding (Cayman) Inc., an entity controlled by affiliates of First Reserve Corporation, was reduced to 48.1% of our ordinary shares on an as-converted basis as of such date.
On November 7, 2014, at an extraordinary general meeting of our shareholders, the Company's shareholders approved the issuance of the remaining preferred shares under the investment agreement. On November 12, 2014, upon the second closing, the Company issued and sold to CD&R 384,000 preferred shares raising approximately $362.9 million which is net of estimated direct transaction costs of $21.1 million. Immediately following the second closing CD&R owned approximately 45.0% of our ordinary shares on an as-converted basis.
On November 4, 2014, the Company's Registration Statement on Form S-1 was declared effective for a rights offering of preferred shares pursuant to which the Company's shareholders had the right to purchase up to 100,000 preferred shares. Consummation of the rights offering was conditioned upon receiving at least $50.0 million of aggregate subscriptions from the Company’s shareholders. On November 24, 2014, the subscription period for the rights offering closed and with less than $50.0 million of subscriptions received, the rights offering was not completed. On December 15, 2014, CD&R is expected to purchase 100,000 preferred shares upon the third closing of the Private Placement raising approximately $99.3 million which is net of estimated direct transaction costs of $0.7 million. Immediately following the third closing CD&R is anticipated to own approximately 49.6% of our ordinary shares on an as-converted basis.

2.	Significant accounting policies:

(a)	Basis of presentation:
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
The financial information as of April 30, 2014 is derived from our annual audited consolidated financial statements and notes for the fiscal year ended April 30, 2014. These interim financial statements should be read in conjunction with our consolidated financial statements and related notes for the fiscal year ended April 30, 2014, which are included in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2014 which was filed with the Securities and Exchange Commission (“SEC”) on September 15, 2014.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

2.	Significant accounting policies (continued):

(b)	Foreign currency:
The currencies which most influence our foreign currency translations and the relevant exchange rates were:

	Six months ended
	October 31, 2013	October 31, 2014
Average rates:
£/US $	1.557071	1.663855
CAD/US $	0.967305	0.914364
NOK/US $	0.168505	0.160934
AUD/US $	0.939447	0.918967
€/US $	1.326369	1.328119
Period end rates:
£/US $	1.606578	1.599823
CAD/US $	0.958865	0.886918
NOK/US $	0.168089	0.148115
AUD/US $	0.947071	0.878936
€/US $	1.359382	1.252949

(c)	Recent accounting pronouncements adopted in the year:
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

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

2.	Significant accounting policies (continued):

(d)	Recent accounting pronouncements not yet adopted (continued):
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

3.	Variable interest entities:

(a)	VIEs of which we are the primary beneficiary:

(i)	Local ownership VIEs:
Certain areas of operations are subject to local governmental regulations that may limit foreign ownership of aviation companies. Accordingly, operations in certain jurisdictions may require the establishment of local ownership entities that are considered to be VIEs. The nature of our involvement with consolidated local ownership entities is as follows:
Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2014 contains a description of our principal involvement with VIEs and the accounting policies regarding determination of whether we are deemed to be the primary beneficiary. Other than as described below, as of October 31, 2014, there have been no significant changes in either the nature of our involvement with, or the accounting policies associated with the analysis of VIEs as described in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2014.
EEA Helicopters Operations B.V. (“EHOB”)
On October 30, 2014, the shareholders of EHOB entered into an amendment of the Shareholders Agreement, originally entered into on September 17, 2008 by and among CHC Helicopter S.A., EHO Holdings S.à.r.l. and EHOB. The amendment amends the terms of the call option held by us over the Class A shareholder’s stock in EHOB and the put option held by the Class A shareholder which entitles the Class A shareholder to put its shares back to us. On the signing of the amendment we made a distribution of $8.5 million to the Class A shareholder which was recognized as a reduction in the redeemable non-controlling interest balance. Under the previous terms both the put and call were exercisable in certain circumstances including: liquidation, events of default, and if First Reserve ceases to hold a 50% interest in the Company.
Under the new terms, the put and call options will not be exercised when First Reserve ceases to hold a 50% interest in the Company but will be exercisable on the earlier of: (a) an exit event, being the entering into an agreement with another investor to acquire the Class A shareholder’s interest in EHOB anytime after October 30, 2016, (b) one year after First Reserve and CD&R own less than 5% of our issued shares, and (c) October 30, 2020.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

3.	Variable interest entities (continued):

(a)	VIEs of which we are the primary beneficiary (continued):

(i)	Local ownership VIEs (continued):
The change in the exercise conditions for the options makes it probable that the non-controlling interest will become redeemable and accordingly it is recorded at its redemption value. We have elected to recognize any changes in the redemption value immediately as they occur and adjust the carrying amount of the redeemable non-controlling interest to equal the redemption value at the end of the reporting period. The change in redemption value is recognized in additional paid-in capital.
The redemption value of the redeemable non-controlling interest is based on a formula of $14.5 million plus an amount representing compounded interest, commencing October 31, 2014, which increases from 10% for the first year to 20% for the sixth year and thereafter. As of October 31, 2014, the redemption value of the redeemable non-controlling interest is $14.5 million.
The following table shows the redeemable non-controlling interests relating to the local ownership VIEs that are included in the consolidated financial statements.

	April 30, 2014	October 31, 2014
EEA Helicopters Operations B.V.	$(24,100)	$14,504
Atlantic Aviation Limited and Atlantic Aviation FZE	1,522	1,717
	$(22,578)	$16,221
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

	April 30, 2014	October 31, 2014
Cash and cash equivalents	$61,272	$20,676
Receivables, net of allowance	95,899	90,999
Other current assets	59,883	47,671
Goodwill	72,899	72,555
Other long-term assets	127,637	170,195
Total assets	$417,590	$402,096

Payables and accruals	$115,686	$98,845
Intercompany payables	305,843	147,466
Other current liabilities	36,111	43,561
Accrued pension obligations	67,410	55,177
Long-term intercompany payables	15,900	161,709
Other long-term liabilities	51,498	38,720
Total liabilities	$592,448	$545,478

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

3.	Variable interest entities (continued):

(a)	VIEs of which we are the primary beneficiary (continued):

(i)	Local ownership VIEs (continued):

	Three months ended		Six months ended
	October 31, 2013	October 31, 2014	October 31, 2013	October 31, 2014
Revenue	$272,092	$284,734	$528,270	$585,240
Net earnings (loss)	(1,953)	12,994	(4,978)	26,695

(ii)	Accounts receivable securitization:
As described in Note 3(a)(ii) of the consolidated financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2014, we enter into trade receivables securitization transactions to raise financing, through the sale of pools of receivables, or beneficial interests therein, to a VIE, Finacity Receivables – CHC 2009, LLC (“Finacity”), which we have determined we are required to consolidate as we are the primary beneficiary.
The following table shows the assets and the associated liabilities related to our secured debt arrangements that are included in the consolidated financial statements:

	April 30, 2014	October 31, 2014
Restricted cash	$7,339	$22,426
Transferred receivables	83,022	61,680
Current facility secured by accounts receivable	62,596	45,687

(iii)	Trinity Helicopters Limited:
As at October 31, 2014, we leased two helicopters from Trinity Helicopters Limited (“Trinity”), an entity considered to be a VIE.

(b)	VIEs of which we are not the primary beneficiary:

(i)	Local ownership VIEs:
Thai Aviation Services (“TAS”)
As described in Note 3(b)(i) of the consolidated financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2014, we have a 29.9% interest in the ordinary shares of TAS, which we have determined to be a VIE that we are not required to consolidate as we are not the primary beneficiary.
The following table summarizes the amounts recorded for TAS in the consolidated balance sheets:

	April 30, 2014		October 31, 2014
	Carrying amounts	Maximum exposure to loss	Carrying amounts	Maximum exposure to loss
Receivables, net of allowances	$4,962	$4,962	$3,990	$3,990
Equity method investment	21,548	21,548	22,845	22,845
As of October 31, 2013 and 2014, we leased nine and eight helicopters to TAS and provided crew, insurance, maintenance and base services. The total revenue earned from providing these services was $12.0 million for each of the three months ended October 31, 2013 and 2014 and $24.2 million, and $24.4 million for the six months ended October 31, 2013 and 2014, respectively.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

3.	Variable interest entities (continued):

(b)	VIEs of which we are not the primary beneficiary (continued):

(ii)	Leasing entities
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
On November 4, 2014, the controlling interests in the lessor VIEs reached an agreement to dispose of their interest in the lessor VIEs to an unrelated third party. The transaction is expected to close before December 31, 2014. Subsequent to the closing of this transaction the lessor VIEs will no longer be related parties.
As at October 31, 2013 and 2014, we had operating lease agreements for the lease of 31 helicopters from individual related party entities considered to be VIEs. These transactions are carried out on an arm’s-length basis and are recorded at the exchange amounts.
The following table summarizes the amounts recorded in the consolidated statements of operations:

	Three months ended		Six months ended
	October 31, 2013	October 31, 2014	October 31, 2013	October 31, 2014
Operating lease expense	$12,580	$12,623	$25,201	$25,207
The following table summarizes the amounts recorded in the consolidated balance sheets:

	April 30, 2014	October 31, 2014
Payables and accruals	$3,532	$3,184
Accounts receivable	12,610	7,139
Other VIE lessors
We have determined that the activity that most significantly impacts the economic performance of the lessor VIEs is the remarketing of the helicopters at the end of the lease term. As we do not have the power to make remarketing decisions, we have determined that we are not the primary beneficiary of the lessor VIEs.
As at October 31, 2013, we leased 32 helicopters from three different entities considered to be VIEs. As at October 31, 2014, we leased 66 helicopters from seven different entities considered to be VIEs. All 32 and 66 leases were considered to be operating leases as at October 31, 2013 and 2014, respectively.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

4.	Asset impairments:

	Three months ended		Six months ended
	October 31, 2013	October 31, 2014	October 31, 2013	October 31, 2014
Impairment of property and equipment	$(2,504)	$(128,043)	$(2,504)	$(128,043)
Impairment of assets held for sale	(11,402)	(5,040)	(18,517)	(5,256)
Impairment of receivables and funded residual value guarantees	(1,115)	(10,386)	(1,115)	(10,421)
Impairment of intangible assets	(669)	(2,662)	(878)	(2,686)
	$(15,690)	$(146,131)	$(23,014)	$(146,406)
During the three months ended October 31, 2014, we decided to accelerate our exit from certain older technology helicopter types as we continue with our fleet replacement strategy to better meet our customer demands for newer technology helicopters and reduce the number of different helicopter types in our fleet. In connection with the preparation and review of these interim consolidated financial statements, we concluded that charges for impairment were required. Impairment charges were recorded to write down the carrying value of held for use helicopters, the major airframe inspections of leased helicopters, related rotable parts and embedded equity to their fair values and the carrying value of held for sale helicopters to their fair value less costs to sell. The carrying values of funded residual value guarantees were written down where we believe that as a result of the decline in helicopter values the guarantees will not be recoverable.
During the three and six months ended October 31, 2013 impairment charges were recorded to write down the carrying value of three helicopters held for use, coming off contract and with no plan to redeploy them, to their fair values. During the three and six months ended October 31, 2014 impairment charges were recorded to write down the carrying value of 40 helicopters held for use, the major airframe inspections of five leased helicopters and related rotable parts.
As at April 30, 2014, we have classified 11 helicopters and one building and as at October 31, 2014, eight helicopters and two buildings as held for sale as these assets are ready for immediate sale and we expect these assets to be sold within one year.  The held for sale assets totaled $26.8 million and $21.2 million as at April 30, 2014 and October 31, 2014, respectively.
During the period ended October 31, 2014, one helicopter was reclassified to assets held for use from held for sale as we determined that we would obtain a higher value from using this helicopter as parts within the business than selling it in the external market. Impairment charges were recorded during the three months ended October 31, 2013 for 12 helicopters held for sale and during the three months ended October 31, 2014 for four helicopters and one building held for sale. Impairment charges were recorded during the six months ended October 31, 2013 for 19 helicopters held for sale and during the six months ended October 31, 2014 for six helicopters and one building held for sale.
The fair value of the helicopters, related rotable parts and buildings was determined using a market approach. Inputs were estimated based on discussions with helicopter brokers, historical experience with sales, recent transactions involving similar assets, and internal expertise related to the current marketplace conditions. Unobservable inputs obtained from third parties are adjusted as necessary for the condition and attributes of the specific helicopter type. As the fair value assessment reflects both observable and unobservable inputs, it was determined to be a non-recurring level 3 fair value measurement.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

5.	Inventories:

	April 30, 2014	October 31, 2014
Work-in-progress for long-term maintenance contracts under completed contract accounting	$3,790	$6,616
Consumables	136,036	130,403
Provision for obsolescence	(8,935)	(8,943)
	$130,891	$128,076

6.	Other assets:

	April 30, 2014	October 31, 2014
Current:
Helicopter operating lease funded residual value guarantees (note 4)	$6,845	$10,873
Deferred financing costs	8,986	10,771
Mobilization costs	8,776	10,528
Residual value guarantee	4,007	3,842
Foreign currency embedded derivatives and forward contracts (note 15)	3,111	5,614
Prepaid helicopter rentals	4,874	4,968
Related party receivable (note 3(b)(ii))	12,610	7,139
	$49,209	$53,735
Non-current:
Helicopter operating lease funded residual value guarantees (note 4)	$208,870	$205,959
Helicopter deposits	99,372	86,398
Accrued pension asset	45,816	57,180
Deferred financing costs	57,297	51,386
Mobilization costs	26,238	19,332
Residual value guarantee	15,695	13,692
Security deposits	34,923	37,188
Pension guarantee assets	9,835	8,665
Prepaid helicopter rentals	16,327	16,493
Foreign currency embedded derivatives and forward contracts (note 15)	3,624	14,591
Long-term income tax receivable	—	15,066
Other	1,309	3,412
	$519,306	$529,362

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

7.	Other liabilities:

	April 30, 2014	October 31, 2014
Current:
Foreign currency embedded derivatives and foreign currency contracts (note 15)	$16,057	$15,310
Deferred gains on sale-leasebacks of helicopters	13,284	13,914
Residual value guarantees	524	795
Contract inducement	802	769
Deferred helicopter proceeds	23,347	28,137
Other	1,156	914
	$55,170	$59,839
Non-current:
Accrued pension obligations	122,430	106,575
Deferred gains on sale-leasebacks of helicopters	93,756	92,307
Residual value guarantees	28,359	27,679
Foreign currency embedded derivatives and foreign currency contracts (note 15)	13,317	9,053
Insurance claims accrual	11,809	10,804
Contract inducement	8,590	7,845
Other	9,124	8,144
	$287,385	$262,407

8.	Long-term debt obligations:

	Principal Repayment terms	Facility maturity dates	April 30, 2014	October 31, 2014
Senior secured notes (a)	At maturity	October 2020	$1,159,675	$1,095,807
Senior unsecured notes (b)	At maturity	June 2021	300,000	300,000
Other term loans:
Airbus Helicopters Loan - 2.50%	At maturity	December 2015	2,417	2,212
EDC-B.A. CDOR rate (6 month) plus a 0.8% margin	Semi-annually	June 2014	495	—
Capital lease obligations	Quarterly	October 2017 - September 2025	55,780	52,610
Boundary Bay financing – 6.93%	Monthly	April 2035	31,895	30,662
Total long-term debt obligations			1,550,262	1,481,291
Less: current portion			(4,107)	(108,638)
Long-term debt obligations			$1,546,155	$1,372,653

(a)	Senior secured notes:
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

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

8.	Long-term debt obligations (continued):

(b)	Senior unsecured notes:
On November 26, 2014, one of our subsidiaries redeemed $105.0 million of the senior unsecured notes at a redemption price of 109.375% of the principal plus paid accrued and unpaid interest of $4.8 million. A loss on debt extinguishment of $11.7 million related to the redemption premium and the unamortized deferred financing costs will be recognized in the three and nine months ended January 31, 2015. As at October 31, 2014, the $105.0 million is classified in the current portion of long-term debt obligations.
At October 31, 2014, we were in compliance with all long-term debt obligations covenants.

9.	Other financing income (charges):

	Three months ended		Six months ended
	October 31, 2013	October 31, 2014	October 31, 2013	October 31, 2014
Amortization of deferred financing costs	$(2,091)	$(1,952)	$(5,849)	$(3,839)
Loss on debt extinguishment	—	—	—	(7,444)
Net gain (loss) on fair value of derivative financial instruments	(5,434)	6,913	8,793	14,416
Amortization of guaranteed residual values	514	(868)	(1,094)	(1,909)
Interest expense	(6,925)	(5,559)	(12,193)	(10,722)
Interest income	5,104	5,992	9,161	12,082
Fee settlement	10,000	—	10,000	—
Other	(2,876)	(2,338)	(4,703)	(4,721)
	$(1,708)	$2,188	$4,115	$(2,137)

10.	Capital stock and net loss per ordinary share:
Capital Stock:
As described in Note 11(b), 80,484 ordinary shares of capital stock were issued on the exercise and net settlement of service vesting stock options and service vesting shares during the six months ended October 31, 2014.
In connection with the investment agreement, as described in Note 1, the Board approved 6,000,000 authorized Redeemable Convertible Preferred Shares, with a par value of $0.0001, ("preferred shares") be established out of the authorized preferred shares of capital stock, with a par value of $0.0001, and the Description of Preferred Shares, which sets forth the rights and restrictions of the preferred shares. Certain terms of the preferred shares are described in Note 12(b).

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

10.	Capital stock and net loss per ordinary share (continued):
Net loss per ordinary share:
The following table sets forth the computation of basic and diluted net loss per ordinary share:

	Three months ended		Six months ended
	October 31, 2013	October 31, 2014	October 31, 2013	October 31, 2014
Net loss attributable to controlling interest	$(50,990)	$(183,582)	$(89,321)	$(225,682)
Redeemable convertible preferred share dividends	—	(27)	—	(27)
Adjustment of redeemable non-controlling interest to redemption amount (note 3(a)(i))	—	(31,213)	—	(31,213)
Net loss available to common stockholders	$(50,990)	$(214,822)	$(89,321)	$(256,922)
Weighted average number of ordinary shares outstanding – basic and diluted	46,519,484	80,599,164	46,519,484	80,564,925
Details of our stock based compensation plans are presented in Note 11 and of our preferred shares in Note 12 of these interim consolidated financial statements. Securities potentially issuable under the compensation plans or on the conversion of the preferred shares were not included in the computation of diluted loss per ordinary share because to do so would have been antidilutive for the periods presented.

11.	Stock-based compensation:
We maintain three stock-based compensation plans: CHC Group Ltd. 2013 Omnibus Incentive Plan (“2013 Incentive Plan”), 2011 Management Equity Plan (“2011 Plan”), and Share Incentive Plan (“2008 Plan”). Note 17 to the consolidated financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2014 contains descriptions of the plans, the nature and terms of the awards and the methods and assumptions utilized in estimating the fair value of the awards.
As of October 31, 2014, there have been no significant changes to the plans, the nature and terms of the awards or the fair value estimates, as described in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2014.
During the six months ended October 31, 2014, there have been no significant activities under the 2011 Plan and 2008 Plan. During the six months ended October 31, 2014, awards have been granted, exercised and forfeited under the 2013 Incentive Plan, as described below.

(a)	2013 Incentive Plan new awards:
As described in Note 17(a) of the consolidated financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2014, certain eligible employees were granted stock options, time-based restricted share units ("RSUs") and performance-based restricted share units ("PB RSUs").
The following table provides information about the 2013 Incentive Plan stock options activity.

	Six months ended October 31, 2014
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of period	2,537,522	$10.00	—	$—
Granted	56,771	7.47	—	—
Forfeited	(220,144)	10.00	—	—
Outstanding, end of period	2,374,149	$9.94	9.2 years	$4.10
Exercisable, end of period	—

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

11.	Stock-based compensation (continued):

(a)	2013 Incentive Plan new awards (continued):
The following table provides information about the 2013 Incentive Plan RSUs activity.

	Six months ended October 31, 2014
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of period	1,062,668	$—	—	$—
Granted	60,979	—	—	—
Forfeited	(44,334)	—	—	—
Outstanding, end of period	1,079,313	$—	2.2 years	$9.83
Exercisable, end of period	—
The following table provides information about the 2013 Incentive Plan PB RSUs activity.

	Six months ended October 31, 2014
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of period	403,284	$—	—	$—
Forfeited	(38,334)	—	—	—
Outstanding, end of period	364,950	$—	2.2 years	$12.60
Exercisable, end of period	—

(b)	2013 Incentive Plan exchanged awards:
As described in Note 17(a) and 17(b) of the consolidated financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2014, the majority of the members of the 2011 Plan exchanged their performance options under the 2011 Plan for either share price performance options or share price performance shares under the 2013 Incentive Plan and their time and performance options under the 2011 plan for either service vesting stock options or service vesting shares under the 2013 Incentive Plan.
During the six months ended October 31, 2014, 26,459 of the service vesting stock options and 97,255 of the service vesting shares vested. The vested options and shares were exercised and net share settled. Under net settlement procedures, upon the settlement date, shares were withheld to cover the required withholding tax. The number of shares to be withheld was determined based on the value of the instruments on the settlement date using the closing price of our ordinary shares of capital stock on that day, or the preceding last trading day if the settlement date is a non-trading day. The remaining amounts were delivered to the recipient as ordinary shares of capital stock. These shares withheld by us as a result of the net settlement of service vesting stock options and service vesting shares are no longer considered issued and outstanding, thereby reducing our ordinary shares outstanding used to calculate net loss per ordinary share. These ordinary shares were returned to the reserves and are available for future issuance under the 2013 Incentive Plan.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

11.	Stock-based compensation (continued):

(b)	2013 Incentive Plan exchanged awards (continued):
The following table provides information about the 2013 Incentive Plan service vesting stock options activity.

	Six months ended October 31, 2014
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of period	46,403	$0.0001	—	$—
Exercised	(26,459)	0.0001	—	—
Outstanding, end of period	19,944	$0.0001	9.2 years	$10.00
Exercisable, end of period	—
The following table provides information about the 2013 Incentive Plan share price performance options activity.

	Six months ended October 31, 2014
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of period	178,961	$10.00	—	$—
Forfeited	(59,722)	10.00	—	—
Outstanding, end of period	119,239	$10.00	9.2 years	$3.86
Exercisable, end of period	—
The following table provides information about the 2013 Incentive Plan service vesting shares activity.

	Six months ended October 31, 2014
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of period	243,279	$—	—	$—
Exercised	(97,255)	—	—	—
Outstanding, end of period	146,024	$—	1.7 years	$10.00
Exercisable, end of period	—
The following table provides information about the 2013 Incentive Plan share price performance shares activity.

	Six months ended October 31, 2014
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of period	649,011	$—	—	$—
Forfeited	(50,541)	—	—	—
Outstanding, end of period	598,470	$—	9.2 years	$4.53
Exercisable, end of period	—
We recorded stock-based compensation expense of $0.1 million and $2.3 million for the three months ended October 31, 2013 and 2014, respectively, and $0.2 million and $5.9 million for the six months ended October 31, 2013 and 2014, respectively, in the statements of operations.
As at October 31, 2014, $18.0 million of unamortized stock-based compensation remains to be recognized.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

12.	Redeemable convertible preferred shares:

(a)	Accounting for Redeemable Convertible Preferred Shares
The Redeemable Convertible Preferred Shares ("preferred shares") are classified as temporary equity and are carried at their initial carrying amount as the preferred shares are contingently redeemable only in the event of a change of control. The possible future redemption of the preferred shares as a result of a change in control has been assessed as not probable.
Direct and incremental costs on issuance of the preferred shares have been netted against the proceeds received.

(b)	Certain Terms of the Redeemable Convertible Preferred Shares:
The following are selected material rights and restrictions of the preferred shares.
Rank
The preferred shares, with respect to rights on liquidation, rank senior to the ordinary shares and are entitled to a cumulative dividend. The preferred shares are subordinated in right of payment to all of our indebtedness.
Dividends
The preferred shares will be entitled to receive a dividend or distribution with the result that they will participate equally and ratably with the ordinary shares in all dividends or distributions paid on ordinary shares. In addition, holders of the preferred shares are entitled to cumulative dividends accruing daily on a quarterly compounding basis at a rate of 8.50% per annum. Upon a default (as defined below), the dividend rate will increase to 11.50% per annum and we will be restricted from paying dividends on or redeeming securities junior to the preferred shares. In respect of preferred dividends accruing up to the second anniversary of the second closing, we will issue preferred shares to the holders of preferred shares, and preferred dividends accruing after such anniversary will be either paid in cash or we will issue preferred shares in lieu of cash to holders of preferred shares at our option. The preferred dividends shall be payable in cash or we will issue preferred shares to the holders of preferred shares in lieu of cash quarterly in arrears as authorized by our board of directors.
Conversion and Conversion Price
A holder of the preferred shares may at any time convert such shares into ordinary shares into that number of ordinary shares equal to the quotient of (i) the liquidation value divided by (ii) the then-effective conversion price as defined therein, which will initially be $7.50 and increase by 0.25% every quarter after the second closing until the eighth anniversary of the second closing. Liquidation value is the sum of $1,000 per share and accrued dividends as of the date of liquidation.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

12.	Redeemable convertible preferred shares (continued):

(b)	Certain Terms of the Redeemable Convertible Preferred Shares (continued):
Conversion and Conversion Price (continued)
In addition the preferred shares will be subject to mandatory conversion when (w) following the second anniversary of the second closing, the volume-weighted average sale price per ordinary share (“VWAP”), equals or exceeds 175% of the conversion price for 30 consecutive trading days, (x) following a reorganization event, the daily volume weighted average sale price of the shares of the to-be surviving company equals or exceeds 175% of the adjusted conversion price for 30 consecutive trading days, (y) following the eighth anniversary of the second closing, the average VWAP for the 10 preceding trading days equals or exceeds the conversion price, and (z) the liquidation value of all issued and outstanding preferred shares is less than $50.0 million. We may, at our option, convert the preferred shares into ordinary shares (a) following the eighth anniversary of the second closing based on a conversion price equal to the lesser of the then-effective conversion price and the average VWAP for the 10 preceding trading days or (b) following the fifteenth anniversary of the second closing based on a conversion price equal to the lesser of (I) the then-effective conversion price and (II) the greater of the average VWAP for the 10 preceding trading days and 50% of the then-effective conversion price; provided, that we may not force such conversion at a time when we are, or were during the preceding 10-trading day period, in possession of material non-public information, that, if publicly disclosed, would be reasonably expected to have a material and adverse effect on the closing price of the ordinary shares. Notwithstanding the foregoing, the aggregate voting ordinary shares issued upon conversion of preferred shares held by any holder and its affiliates may not exceed 49.9% of the total voting ordinary shares issued and outstanding immediately after such conversion and, for each voting ordinary share not issued due to this limitation, the holder will receive a non-voting ordinary share.
Adjustments to Conversion Price
In addition to the quarterly increase in the conversion price described above, the then-effective conversion will be appropriately adjusted in the event of a subdivision, share split or combination of the ordinary shares.
Change of Control; Merger; Reorganizations
Upon a change of control, holders of our preferred shares may require us to redeem all or a portion of their preferred shares at a price equal to the liquidation value then in effect. Other than in a merger in which the mandatory conversion provisions apply, in connection with mergers and reorganizations, holders of our preferred shares will be permitted to retain a comparable preferred instrument in the surviving entity in the merger or reorganization.
Voting Rights
The preferred shares will vote at all shareholders meetings together with, and as part of one class with, the ordinary shares, provided, however, that the preferred shares of any one holder and its affiliates (together with any votes of such holder and its affiliates in respect of any previously issued ordinary shares upon conversion of preferred shares) will not represent more than 49.9% of the total number of votes. The aggregate voting ordinary shares issued upon conversion of preferred shares held by any holder and its affiliates may not exceed 49.9% of the total voting ordinary shares issued and outstanding immediately after such conversion and, for each voting ordinary share not issued due to this limitation, the holder will receive a non-voting ordinary share. In addition, the prior written consent of the holders of a majority of the preferred shares will be required to, among other things, (i) create, or issue additional, equity or convertible securities other than voting or non-voting ordinary shares or (ii) enter into a debt agreement restricting the payment of dividends or a distribution by the issuance of preferred shares or the conversion of preferred shares into ordinary shares.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

12.	Redeemable convertible preferred shares (continued):

(b)	Certain Terms of the Redeemable Convertible Preferred Shares (continued):
Default
Upon a default, the dividend rate increases from 8.50% to 11.50% and we will be restricted from paying dividends on or redeeming junior securities. Default is defined as: our failure to pay participating dividends with dividends on the ordinary shares; our failure to pay in cash or satisfy through the issuance of preferred shares, as applicable, any accrued preferred dividend as described under “Dividends” above; our failure to pay default interest upon the occurrence of a default; our failure to comply with its obligations to convert preferred shares or to maintain sufficient authorized ordinary shares to effect a conversion of all issued preferred shares; or our failure to comply with our obligation to repurchase any preferred shares upon a change of control.
Rights Upon Liquidation
The holders of the preferred shares will be entitled to receive liquidating distributions out of our assets available for distribution to shareholders in the event of any voluntary or involuntary liquidation, dissolution or winding up equal to the greater of (i) the liquidation value and (ii) the amount that a holder of preferred shares would have received if the preferred shares were converted into ordinary shares immediately prior to the liquidation. Liquidating distributions will be payable to the holders of preferred shares before any distribution of assets is made to holders of ordinary shares or any other class of stock ranking junior to the preferred shares upon liquidation.

13.	Income taxes:
During the three months ended October 31, 2013 and 2014, we recorded income tax expense of $5.5 million and $7.2 million resulting in effective tax rates of (12.0)% and (4.3)%, respectively. During the six months ended October 31, 2013 and 2014, we recorded income tax expense of $10.8 million and $15.1 million resulting in effective tax rates of (14.2)% and (7.7)%, respectively.
During the six months ended October 31, 2014, there was an additional accrual of $1.3 million for a new uncertain tax position. The remaining income tax expense reflects primarily the current corporate income taxes in taxable jurisdictions and withholding taxes. For most jurisdictions we determined that the deferred tax assets are not more likely than not to be realized and therefore we continue to recognize a valuation allowance in respect of these deferred tax assets.
As of October 31, 2014, there was $28.1 million in unrecognized tax benefits, of which $21.5 million would have an impact on the effective tax rate, if recognized.
The total amount of interest and penalties accrued on the consolidated balance sheets at April 30, 2014 and October 31, 2014 was $7.1 million and $8.6 million, respectively.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

14.	Employee pension plans:
The net defined benefit pension plan expense (income) is as follows:

	Three months ended		Six months ended
	October 31, 2013	October 31, 2014	October 31, 2013	October 31, 2014
Current service cost	$5,006	$5,136	$10,012	$10,536
Interest cost	8,013	8,335	15,934	17,040
Expected return on plan assets	(12,517)	(13,201)	(24,955)	(27,024)
Amortization of net actuarial and experience losses	444	500	876	1,020
Amortization of past service credits	(92)	(140)	(180)	(286)
Employee contributions	(736)	(819)	(1,471)	(1,682)
	$118	$(189)	$216	$(396)

15.	Derivative financial instruments and fair value measurements:
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
The outstanding foreign exchange forward contracts are as follows:

	Notional		Fair value	Maturity
April 30, 2014
Purchase contracts to sell US dollars and buy Canadian dollars	CAD	235,000	$(10,925)	May 2014 to Nov 2016
Purchase contracts to sell US dollars and buy Euros		€42,051	2,291	July 2014 to Oct 2014
Purchase contracts to sell Pounds Sterling and buy Euros		€54,000	(2,547)	May 2014 to Dec 2016

October 31, 2014
Purchase contracts to sell US dollars and buy Canadian dollars	CAD	204,000	$(11,661)	Nov 2014 to Apr 2017
Purchase contracts to sell US dollars and buy Euros		€56,068	(3,148)	Dec 2014 to Nov 2015
Purchase contracts to sell Pounds Sterling and buy Euros		€39,000	(4,050)	Nov 2014 to Dec 2016
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

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

15.	Derivative financial instruments and fair value measurements (continued):
The following tables summarize the financial instruments measured at fair value on a recurring basis excluding cash and cash equivalents and restricted cash:

	April 30, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value
Financial assets:
Other assets, current:
Foreign currency forward contracts	$—	$2,306	$—	$2,306
Foreign currency embedded derivatives	—	805	—	805
Other assets, non-current:
Foreign currency forward contracts	—	192	—	192
Foreign currency embedded derivatives	—	3,432	—	3,432
	$—	$6,735	$—	$6,735

	April 30, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value
Financial liabilities:
Other liabilities, current:
Foreign currency forward contracts	$—	$(8,373)	$—	$(8,373)
Foreign currency embedded derivatives	—	(7,684)	—	(7,684)
Other liabilities, non-current:
Foreign currency forward contracts	—	(5,306)	—	(5,306)
Foreign currency embedded derivatives	—	(8,011)	—	(8,011)
	$—	$(29,374)	$—	$(29,374)

	October 31, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value
Financial assets:
Other assets, current:
Foreign currency forward contracts	$—	$—	$—	$—
Foreign currency embedded derivatives	—	5,614	—	5,614
Other assets, non-current:
Foreign currency forward contracts	—	—	—	—
Foreign currency embedded derivatives	—	14,591	—	14,591
	$—	$20,205	$—	$20,205

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

15.	Derivative financial instruments and fair value measurements (continued):

	October 31, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value
Financial liabilities:
Other liabilities, current:
Foreign currency forward contracts	$—	$(12,649)	$—	$(12,649)
Foreign currency embedded derivatives	—	(2,661)	—	(2,661)
Other liabilities, non-current:
Foreign currency forward contracts	—	(6,210)	—	(6,210)
Foreign currency embedded derivatives	—	(2,843)	—	(2,843)
	$—	$(24,363)	$—	$(24,363)
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
The carrying values of the other financial instruments, which are measured at other than fair value, approximate fair value due to the short terms to maturity, except for non-revolving debt obligations, the fair values of which are as follows:

	April 30, 2014		October 31, 2014
	Fair value	Carrying value	Fair value	Carrying value
Senior secured notes	$1,254,825	$1,159,675	$1,182,350	$1,095,807
Senior unsecured notes	311,250	300,000	316,875	300,000
The fair value of the senior secured and unsecured notes are determined based on market information provided by third parties which is considered to be a Level 2 measurement in the fair value hierarchy.

16.	Supplemental cash flow information:

	Six months ended
	October 31, 2013	October 31, 2014
Cash interest paid	$63,867	$68,816
Cash taxes paid	15,895	18,181
Assets acquired through non-cash capital leases	9,101	—

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

16.	Supplemental cash flow information (continued):
Change in cash resulting from changes in operating assets and liabilities:

	Six months ended
	October 31, 2013	October 31, 2014
Receivables, net of allowance	$25,213	$8,552
Income taxes receivable and payable	(5,074)	(1,223)
Inventories	(5,340)	(9,633)
Prepaid expenses	(8,074)	(2,899)
Payables and accruals	(33,221)	(17,306)
Deferred revenue	21,659	14,144
Other assets and liabilities	676	5,518
	$(4,161)	$(2,847)

17.	Guarantees:
We have provided limited guarantees to third parties under some of our operating leases relating to a portion of the residual helicopter values at the termination of the leases, which have terms expiring between fiscal 2015 and 2024. Our exposure under the asset value guarantees including guarantees in the form of funded and unfunded residual value guarantees, rebateable advance rentals and deferred payments is approximately $245.2 million and $242.5 million as at April 30, 2014 and October 31, 2014, respectively.

18.	Related party transactions:

(a)	Related party leasing transactions and balances:
During the three and six months ended October 31, 2014, we engaged in leasing transactions with VIEs related to one of our shareholders (note 3(b)(ii)).

(b)	Balances with one of our shareholders:
At April 30, 2014 and October 31, 2014, $2.0 million in payables and accruals is due to one of our shareholders.

(c)	Repayment of related party loans:
On June 24, 2013, we repaid $25.1 million of related party loans to companies under common control with one of our shareholders. The loan bore interest at 4.5% per annum.
On July 16, 2013, we borrowed $25.0 million from companies under common control with one of our shareholders. On July 19, 2013, the loan was repaid. The loan bore interest at 4.5% per annum.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

19.	Commitments:
We have helicopter operating leases with 21 lessors for 171 helicopters and 19 lessors for 167 helicopters included in our fleet at April 30, 2014 and October 31, 2014, respectively. As at October 31, 2014, these leases had expiry dates ranging from fiscal 2015 to 2025. For those helicopters where we have the option to purchase them for agreed amounts the purchase options do not constitute bargain purchase options and we do not have a commitment to exercise the options. With respect to such leased helicopters, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at our expense. We either perform this work internally through our own repair and overhaul facilities or have the work performed by an external repair and overhaul service provider.
At October 31, 2014, we have commitments with respect to operating leases for helicopters, buildings, land and equipment. The minimum lease rentals required under operating leases are payable in the following amounts over the following years ended October 31:

	Helicopter operating leases	Building, land and equipment operating leases	Total operating leases
2015	$285,481	$17,847	$303,328
2016	271,072	15,932	287,004
2017	250,459	13,802	264,261
2018	238,944	11,568	250,512
2019	216,630	8,090	224,720
Thereafter	333,185	48,317	381,502
	$1,595,771	$115,556	$1,711,327
As at October 31, 2014, we have committed to purchase 22 new helicopters and the total required additional expenditure for these helicopters is approximately $528.8 million. These helicopters are expected to be delivered in fiscal 2015 ($133.5 million), 2016 ($212.5 million) and 2017 and thereafter ($182.8 million) and will be deployed in our Helicopter Services segment. We intend to enter into leases for these helicopters or purchase them outright upon delivery from the manufacturer. Additionally, we have committed to purchase $47.3 million of helicopter parts by October 31, 2015 and $100.0 million of heavy helicopters from Airbus Helicopters prior to December 31, 2016.
The terms of certain of the helicopter lease agreements impose operating and financial limitations on us. Such agreements limit the extent to which we may, among other things, incur indebtedness and fixed charges relative to our level of consolidated adjusted earnings before interest, taxes, depreciation and amortization.
Generally, in the event of a covenant breach, a lessor has the option to terminate the lease and require the return of the helicopter, with the repayment of any arrears of lease payments plus the present value of all future lease payments and certain other amounts which could be material to our financial position. The helicopter would then be sold and the surplus, if any, returned to us. Alternatively we could exercise our option to purchase the helicopter. As at October 31, 2014, we were in compliance with all financial covenants.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

20.	Contingencies:
One or more of our subsidiaries are, from time to time, named as defendants in lawsuits arising in the ordinary course of our business. Such disputes may involve, for example, breach of contract, employment, wrongful termination and tort claims. We maintain adequate insurance coverage to respond to most claims. We cannot predict the outcome of any such lawsuits with certainty, but we do not expect the outcome of pending or threatened legal matters to have a material adverse impact on our financial condition.
In addition, from time to time, we are involved in tax and other disputes with various government agencies. The following summarizes certain of these pending disputes:
In 2006, we voluntarily disclosed to the U.S. Office of Foreign Asset Control, or OFAC, that one or more of our subsidiaries formerly operating as Schreiner Airways may have violated applicable US laws and regulations by re-exporting to Iran, Sudan, and Libya certain helicopters, related parts, map data, operation and maintenance manuals, and helicopter parts for third-party customers. OFAC’s investigation is ongoing and we continue to fully cooperate. Should the US government determine that these activities violated applicable laws and regulations, we or our subsidiaries could be subject to civil or criminal penalties, including fines and/or suspension of the privilege to engage in trading activities involving goods, software and technology subject to the US jurisdiction. At October 31, 2014, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.
On May 2, 2008, Brazilian customs authorities seized one of our helicopters (customs value of $10.0 million) as a result of allegations that we violated Brazilian customs law by failing to ensure our customs agent and the customs agent’s third-party shipping company followed approved routing of the helicopter during transport. We secured release of the helicopter and are disputing through court action any claim for penalties associated with the seizure and the alleged violation. We have preserved our rights by filing a civil action against our customs agent for any losses that may result. At October 31, 2014, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.
Our Brazilian subsidiary is disputing claims from the Brazilian tax authorities that it was not entitled to certain credits in 2004 and 2007. The tax authorities are seeking up to $4.8 million in additional taxes plus interest and penalties. We believe that based on our interpretation of tax legislation and well established aviation industry practice we are in compliance with all applicable tax legislation and plan to defend this claim vigorously. At October 31, 2014, it is not possible to determine the outcome of this matter or the significance, if any, to our business, financial condition and results of operations.
Our Brazilian subsidiary is also disputing assessments from the municipal governments in Macae and Cabo Frio related to cross-border flights and invoicing. The municipalities are seeking up to $5.0 million in taxes and penalties. We do not believe the Company is liable for these amounts and will continue to dispute these assessments through administrative and judicial processes. At October 31, 2014, it is not possible to determine the outcome of this matter or the significance, if any, to our business, financial condition and results of operations.
In the United Kingdom, the Ministry for Transport is investigating potential wrongdoing involving two ex-employees in conjunction with the SAR-H bid award processes. This arose from our self-reporting potential improprieties by these individuals upon their discovery in 2010. The SAR-H bid process was subsequently canceled. We will continue to cooperate in all aspects of the investigation. On July 30, 2014, the UK Treasury Solicitors filed a claim for bid recovery costs of £17.8 million ($30.1 million) against us and other parties involved in our canceled bid.  We dispute the bases for the claim and intend to vigorously defend against it. At October 31, 2014, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

21.	Segment information:
We operate under the following segments:

•	Helicopter Services;

•	Heli-One;

•	Corporate and other.
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
The new reporting structure presentation is reflected in the three and six months ended October 31, 2013 and 2014 segment results.  The MRO contract services provided by Heli-One to Helicopter Services are accounted for using a completed contract revenue recognition method in the three and six months ended October 31, 2014.  For the three and six months ended October 31, 2013, the MRO contract services are accounted for using a percentage completion method, as it was not practical to determine results for this period using the completed contract method of revenue recognition.  We are unable to quantify the impact of the difference between percentage completion and completed contract on the three and six months ended October 31, 2013. Otherwise, the accounting policies of the segments and the basis of accounting for transactions between segments are the same as those described in the summary of significant accounting policies in Note 2 of the consolidated financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2014.
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

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

21.	Segment information (continued):

Three months ended October 31, 2013
	Helicopter Services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$408,063	$35,309	$—	$—	$443,372
Add: Inter-segment revenues	—	43,329	—	(43,329)	—
Total revenue	408,063	78,638	—	(43,329)	443,372
Direct costs (i)	(289,095)	(70,236)	—	42,703	(316,628)
Earnings from equity accounted investees	1,527	—	—	—	1,527
General and administration costs	—	—	(20,541)	—	(20,541)
Adjusted EBITDAR (ii)	120,495	8,402	(20,541)	(626)	107,730
Helicopter lease and associated costs	(55,166)	—	—	—	(55,166)
Depreciation					(38,694)
Asset impairments (note 4)					(15,690)
Loss on disposal of assets					(3,299)
Operating loss					(5,119)
Interest on long-term debt					(39,146)
Foreign exchange gain					184
Other financing charges					(1,708)
Income tax expense					(5,492)
Net loss					$(51,281)

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statements of operations these costs are combined.

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

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

21.	Segment information (continued):

Three months ended October 31, 2014
	Helicopter Services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$417,191	$41,031	$—	$—	$458,222
Add: Inter-segment revenues	—	36,056	—	(36,056)	—
Total revenue	417,191	77,087	—	(36,056)	458,222
Direct costs (i)	(280,544)	(69,052)	—	35,416	(314,180)
Earnings from equity accounted investees	1,379	—	—	—	1,379
General and administration costs	—	—	(22,689)	—	(22,689)
Adjusted EBITDAR (ii)	138,026	8,035	(22,689)	(640)	122,732
Helicopter lease and associated costs	(64,538)	—	—	—	(64,538)
Depreciation					(33,153)
Asset impairments (note 4)					(146,131)
Loss on disposal of assets					(2,619)
Operating loss					(123,709)
Interest on long-term debt					(34,715)
Foreign exchange loss					(13,279)
Other financing income					2,188
Income tax expense					(7,225)
Net loss					$(176,740)

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statements of operations these costs are combined.

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

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

21.	Segment information (continued):

Six months ended October 31, 2013
	Helicopter Services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$795,365	$62,938	$—	$—	$858,303
Add: Inter-segment revenues	—	80,540	—	(80,540)	—
Total revenue	795,365	143,478	—	(80,540)	858,303
Direct costs (i)	(552,721)	(130,880)	—	79,146	(604,455)
Earnings from equity accounted investees	3,918	—	—	—	3,918
General and administration costs	—	—	(38,657)	—	(38,657)
Adjusted EBITDAR (ii)	246,562	12,598	(38,657)	(1,394)	219,109
Helicopter lease and associated costs	(110,445)	—	—	—	(110,445)
Depreciation					(70,751)
Asset impairments (note 4)					(23,014)
Loss on disposal of assets					(4,421)
Operating income					10,478
Interest on long-term debt					(77,854)
Foreign exchange loss					(12,903)
Other financing income					4,115
Income tax expense					(10,800)
Net loss					$(86,964)

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statements of operations these costs are combined.

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

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

21.	Segment information (continued):

Six months ended October 31, 2014
	Helicopter Services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$840,902	$77,968	$—	$—	$918,870
Add: Inter-segment revenues	—	60,037	—	(60,037)	—
Total revenue	840,902	138,005	—	(60,037)	918,870
Direct costs (i)	(580,131)	(124,694)	—	59,378	(645,447)
Earnings from equity accounted investees	4,056	—	—	—	4,056
General and administration costs	—	—	(44,351)	—	(44,351)
Adjusted EBITDAR (ii)	264,827	13,311	(44,351)	(659)	233,128
Helicopter lease and associated costs	(127,818)	—	—	—	(127,818)
Depreciation					(66,878)
Asset impairments (note 4)					(146,406)
Loss on disposal of assets					(7,878)
Operating loss					(115,852)
Interest on long-term debt					(69,587)
Foreign exchange loss					(8,371)
Other financing charges					(2,137)
Income tax expense					(15,112)
Net loss					$(211,059)

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statements of operations these costs are combined.

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

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

22.	Supplemental condensed consolidated financial information:
The Company and certain of its direct and indirect wholly owned subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guaranteed on a joint and several basis certain outstanding indebtedness of CHC Helicopter S.A., one of our subsidiaries. The following consolidating schedules present financial information as of October 31, 2014 and for the three and six months ended October 31, 2013 and 2014, based on the guarantor structure that was in place at October 31, 2014.
The Sub-Parent column includes the financial position, results of operations and cash flows of several indirect parent entities of CHC Helicopter S.A. which have not provided guarantees of its debt. The investment in subsidiaries held by these entities is accounted for using the equity method. On October 15, 2014, two of the indirect parent entities were liquidated and on October 20, 2014, the remaining indirect parent entity was liquidated.
The Parent columns in the condensed consolidated financial information are for CHC Group Ltd. on a standalone basis (the “Parent”) and the equity method of accounting is used to reflect ownership interest in its subsidiary.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Balance Sheets as at April 30, 2014 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$90	$88	$98,067	$315,602	$(13,258)	$(98,067)	$302,522
Receivables, net of allowance for doubtful accounts	—	70	113	128,121	164,661	(626)	292,339
Current intercompany receivables	30,720	—	326,687	549,410	306,659	(1,213,476)	—
Income taxes receivable	—	—	—	159	28,013	—	28,172
Deferred income tax assets	—	—	—	—	60	—	60
Inventories	—	—	—	122,705	8,186	—	130,891
Prepaid expenses	1,046	—	30	6,614	20,023	(30)	27,683
Other assets	—	—	5,356	32,330	217,545	(206,022)	49,209
	31,856	158	430,253	1,154,941	731,889	(1,518,221)	830,876
Property and equipment, net	—	—	—	951,025	100,116	(382)	1,050,759
Investments	656,167	627,534	989,722	590,947	21,546	(2,854,565)	31,351
Intangible assets	—	—	—	174,394	3,469	—	177,863
Goodwill	—	—	—	335,438	96,938	—	432,376
Restricted cash	—	—	—	12,719	18,847	—	31,566
Other assets	—	36	33,245	463,071	56,199	(33,245)	519,306
Long-term intercompany receivables	—	29,817	670,470	59,225	466,397	(1,225,909)	—
Deferred income tax assets	—	—	—	576	2,805	—	3,381
Assets held for sale	—	—	—	26,849	—	—	26,849
	$688,023	$657,545	$2,123,690	$3,769,185	$1,498,206	$(5,632,322)	$3,104,327
Liabilities and Shareholders' Equity
Current Liabilities
Payables and accruals	$1,086	$98	$19,345	$213,967	$140,186	$(19,341)	$355,341
Deferred revenue	—	—	—	21,578	8,858	—	30,436
Income taxes payable	—	58	410	36,963	4,954	(410)	41,975
Current intercompany payables	5,628	1,222	77,289	357,594	522,210	(963,943)	—
Deferred income tax liabilities	—	—	—	16	82	—	98
Current facility secured by accounts receivable	—	—	—	—	62,596	—	62,596
Other liabilities	—	—	200,709	251,377	4,460	(401,376)	55,170
Current portion of long-term debt obligations	—	—	—	4,107	—	—	4,107
	6,714	1,378	297,753	885,602	743,346	(1,385,070)	549,723
Long-term debt obligations	—	—	1,459,675	1,546,155	—	(1,459,675)	1,546,155
Long-term intercompany payables	29,817	—	—	466,394	59,232	(555,443)	—
Deferred revenue	—	—	—	37,846	43,639	—	81,485
Other liabilities	—	—	—	198,995	88,390	—	287,385
Deferred income tax liabilities	—	—	—	6,659	4,006	—	10,665
Total liabilities	36,531	1,378	1,757,428	3,141,651	938,613	(3,400,188)	2,475,413
Redeemable non-controlling interests	—	—	—	—	(22,578)	—	(22,578)
Shareholders' equity	651,492	656,167	366,262	627,534	582,171	(2,232,134)	651,492
	$688,023	$657,545	$2,123,690	$3,769,185	$1,498,206	$(5,632,322)	$3,104,327

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Balance Sheets as at October 31, 2014 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$139	$—	$72,150	$181,267	$(73,494)	$(72,150)	$107,912
Receivables, net of allowance for doubtful accounts	49	—	113	116,950	148,765	(656)	265,221
Current intercompany receivables	26,761	—	368,078	427,334	339,882	(1,162,055)	—
Income taxes receivable	—	—	—	267	15,405	—	15,672
Deferred income tax assets	—	—	—	13	54	—	67
Inventories	—	—	—	119,694	8,382	—	128,076
Prepaid expenses	722	—	—	8,158	20,759	—	29,639
Other assets	—	—	10,788	39,975	87,621	(84,649)	53,735
	27,671	—	451,129	893,658	547,374	(1,319,510)	600,322
Property and equipment, net	—	—	—	829,526	132,843	(382)	961,987
Investments	402,381	—	342,521	581,711	22,843	(1,317,242)	32,214
Intangible assets	—	—	—	169,003	3,259	—	172,262
Goodwill	—	—	—	319,000	95,310	—	414,310
Restricted cash	—	—	—	10,493	30,924	—	41,417
Other assets	36	—	27,541	433,492	95,834	(27,541)	529,362
Long-term intercompany receivables	—	—	553,326	68,120	441,512	(1,062,958)	—
Deferred income tax assets	—	—	—	910	1,703	—	2,613
Assets held for sale	—	—	—	21,235	—	—	21,235
	$430,088	$—	$1,374,517	$3,327,148	$1,371,602	$(3,727,633)	$2,775,722
Liabilities and Shareholders' Equity
Current Liabilities
Payables and accruals	$4,246	$—	$18,260	$198,702	$125,280	$(18,260)	$328,228
Deferred revenue	—	—	—	29,213	14,388	—	43,601
Income taxes payable	—	—	409	38,052	5,382	(409)	43,434
Current intercompany payables	10,059	—	79,199	368,243	415,596	(873,097)	—
Deferred income tax liabilities	—	—	—	41	13	—	54
Current facility secured by accounts receivable	—	—	—	—	45,687	—	45,687
Other liabilities	—	—	70,282	129,259	4,440	(144,142)	59,839
Current portion of long-term debt obligations	—	—	105,000	108,638	—	(105,000)	108,638
	14,305	—	273,150	872,148	610,786	(1,140,908)	629,481
Long-term debt obligations	—	—	1,290,807	1,372,653	—	(1,290,807)	1,372,653
Long-term intercompany payables	—	—	—	440,788	68,818	(509,606)	—
Deferred revenue	—	—	—	35,626	33,690	—	69,316
Other liabilities	—	—	—	191,355	71,052	—	262,407
Deferred income tax liabilities	—	—	—	6,193	3,668	—	9,861
Total liabilities	14,305	—	1,563,957	2,918,763	788,014	(2,941,321)	2,343,718
Redeemable non-controlling interests	—	—	14,504	14,504	(6,492)	(6,295)	16,221
Redeemable convertible preferred shares	110,194	—	—	—	—	—	110,194
Shareholders' equity	305,589	—	(203,944)	393,881	590,080	(780,017)	305,589
	$430,088	$—	$1,374,517	$3,327,148	$1,371,602	$(3,727,633)	$2,775,722

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Statements of Operations and Comprehensive Loss for the three months ended October 31, 2013 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$289,834	$292,002	$(138,464)	$443,372
Operating expenses:
Direct costs	—	—	—	(226,020)	(284,244)	138,470	(371,794)
Earnings (loss) from equity accounted investees	(48,588)	(48,415)	(33,209)	16,098	1,006	114,635	1,527
General and administration costs	(1,287)	(162)	(229)	(14,181)	(5,125)	443	(20,541)
Depreciation	—	—	—	(32,091)	(6,603)	—	(38,694)
Asset impairments	(1,115)	—	—	(14,575)	—	—	(15,690)
Loss on disposal of assets	—	—	—	(2,870)	(429)	—	(3,299)
	(50,990)	(48,577)	(33,438)	(273,639)	(295,395)	253,548	(448,491)
Operating income (loss)	(50,990)	(48,577)	(33,438)	16,195	(3,393)	115,084	(5,119)
Financing income (charges)	—	(10)	(13,569)	(48,071)	7,412	13,568	(40,670)
Earnings (loss) before income tax	(50,990)	(48,587)	(47,007)	(31,876)	4,019	128,652	(45,789)
Income tax recovery (expense)	—	(1)	(710)	(16,539)	11,048	710	(5,492)
Net earnings (loss)	(50,990)	(48,588)	(47,717)	(48,415)	15,067	129,362	(51,281)
Net earnings (loss) attributable to:
Controlling interest	(50,990)	(48,588)	(47,717)	(48,415)	15,358	129,362	(50,990)
Non-controlling interests	—	—	—	—	(291)	—	(291)
Net earnings (loss)	$(50,990)	$(48,588)	$(47,717)	$(48,415)	$15,067	$129,362	$(51,281)
Comprehensive income (loss)	$(41,017)	$(38,615)	$(40,654)	$(38,442)	$42,653	$73,386	$(42,689)

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Statements of Operations and Comprehensive Loss for the six months ended October 31, 2013 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$563,722	$564,037	$(269,456)	$858,303
Operating expenses:
Direct costs	—	—	—	(430,736)	(553,626)	269,462	(714,900)
Earnings (loss) from equity accounted investees	(86,919)	(86,620)	41,826	100,150	2,906	32,575	3,918
General and administration costs	(1,287)	(217)	(3,240)	(32,866)	(4,501)	3,454	(38,657)
Depreciation	—	—	—	(60,795)	(9,956)	—	(70,751)
Asset impairments	(1,115)	—	—	(21,899)	—	—	(23,014)
Loss on disposal of assets	—	—	—	(4,064)	(357)	—	(4,421)
	(89,321)	(86,837)	38,586	(450,210)	(565,534)	305,491	(847,825)
Operating income (loss)	(89,321)	(86,837)	38,586	113,512	(1,497)	36,035	10,478
Financing income (charges)	—	(81)	(120,817)	(180,403)	93,843	120,816	(86,642)
Earnings (loss) before income tax	(89,321)	(86,918)	(82,231)	(66,891)	92,346	156,851	(76,164)
Income tax recovery (expense)	—	(1)	(1,424)	(19,729)	8,930	1,424	(10,800)
Net earnings (loss)	(89,321)	(86,919)	(83,655)	(86,620)	101,276	158,275	(86,964)
Net earnings (loss) attributable to:
Controlling interest	(89,321)	(86,919)	(83,655)	(86,620)	98,919	158,275	(89,321)
Non-controlling interests	—	—	—	—	2,357	—	2,357
Net earnings (loss)	$(89,321)	$(86,919)	$(83,655)	$(86,620)	$101,276	$158,275	$(86,964)
Comprehensive income (loss)	$(106,450)	$(104,048)	$(102,206)	$(103,749)	$120,344	$190,043	$(106,066)

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Cash Flows for the six months ended October 31, 2013 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$2,076	$—	$(248,547)	$24,204	$(46,341)	$248,547	$(20,061)
Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	—	(10,349)	—	(10,349)
Net proceeds from issuance of capital stock	—	—	—	60,000	—	(60,000)	—
Proceeds from issuance of senior unsecured notes	—	—	300,000	300,000	—	(300,000)	300,000
Long-term debt proceeds	—	—	375,000	450,000	—	(375,000)	450,000
Long-term debt repayments	—	—	(410,000)	(561,378)	—	410,000	(561,378)
Increase in deferred financing costs	(2,076)	—	(5,987)	(5,987)	—	5,987	(8,063)
Long-term intercompany flow-issuance (repayment) of debt	—	—	—	(13,428)	13,428	—	—
Dividends paid	—	—	—	(85,148)	—	85,148	—
Related party loans	—	(25,148)	—	—	—	—	(25,148)
Cash provided by (used in) financing activities	(2,076)	(25,148)	259,013	144,059	3,079	(233,865)	145,062
Investing activities:
Property and equipment additions	—	—	—	(208,203)	(19,359)	—	(227,562)
Proceeds from disposal of property and equipment	—	—	—	169,069	140	—	169,209
Helicopter deposits net of lease inception refunds	—	—	—	(92,676)	—	—	(92,676)
Investment in subsidiaries	—	(60,000)	—	—	—	60,000	—
Restricted cash	—	—	—	(8,848)	7,256	—	(1,592)
Dividends received	—	85,148	131	—	—	(85,279)	—
Cash provided by (used in) investing activities	—	25,148	131	(140,658)	(11,963)	(25,279)	(152,621)
Cash provided by (used in) operations	—	—	10,597	27,605	(55,225)	(10,597)	(27,620)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(9,549)	(2,443)	—	(11,992)
Change in cash and cash equivalents during the period	—	—	10,597	18,056	(57,668)	(10,597)	(39,612)
Cash and cash equivalents, beginning of the period	—	87	3,478	136,835	(13,121)	(3,478)	123,801
Cash and cash equivalents, end of the period	$—	$87	$14,075	$154,891	$(70,789)	$(14,075)	$84,189

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Statements of Operations and Comprehensive Loss for the three months ended October 31, 2014 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$297,722	$304,852	$(144,352)	$458,222
Operating expenses:
Direct costs	—	—	7	(220,301)	(302,768)	144,344	(378,718)
Earnings (loss) from equity accounted investees	(177,711)	(27,842)	(222,225)	(95,176)	798	523,535	1,379
General and administration costs	(6,030)	(25)	(515)	(21,677)	5,043	515	(22,689)
Depreciation	—	—	—	(28,151)	(5,002)	—	(33,153)
Asset impairments	—	—	—	(143,856)	(2,275)	—	(146,131)
Loss on disposal of assets	—	—	—	(2,224)	(395)	—	(2,619)
	(183,741)	(27,867)	(222,733)	(511,385)	(304,599)	668,394	(581,931)
Operating income (loss)	(183,741)	(27,867)	(222,733)	(213,663)	253	524,042	(123,709)
Financing income (charges)	159	46	46,388	41,941	(87,953)	(46,387)	(45,806)
Loss before income tax	(183,582)	(27,821)	(176,345)	(171,722)	(87,700)	477,655	(169,515)
Income tax recovery (expense)	—	20	(670)	(6,031)	(1,214)	670	(7,225)
Net loss	(183,582)	(27,801)	(177,015)	(177,753)	(88,914)	478,325	(176,740)
Net earnings (loss) attributable to:
Controlling interest	(183,582)	(27,801)	(177,015)	(177,753)	(95,756)	478,325	(183,582)
Non-controlling interests	—	—	—	—	6,842	—	6,842
Net loss	$(183,582)	$(27,801)	$(177,015)	$(177,753)	$(88,914)	$478,325	$(176,740)
Comprehensive loss	$(234,906)	$(72,989)	$(224,880)	$(229,077)	$(117,313)	$652,983	$(226,182)

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Statements of Operations and Comprehensive Loss for the six months ended October 31, 2014 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$590,915	$623,246	$(295,291)	$918,870
Operating expenses:
Direct costs	—	—	—	(449,628)	(618,928)	295,291	(773,265)
Earnings (loss) from equity accounted investees	(215,630)	(65,707)	(253,774)	(117,617)	3,042	653,742	4,056
General and administration costs	(10,559)	(105)	(761)	(33,022)	(665)	761	(44,351)
Depreciation	—	—	—	(57,064)	(9,814)	—	(66,878)
Asset impairments	—	—	—	(144,131)	(2,275)	—	(146,406)
Loss on disposal of assets	—	—	—	(7,592)	(286)	—	(7,878)
	(226,189)	(65,812)	(254,535)	(809,054)	(628,926)	949,794	(1,034,722)
Operating loss	(226,189)	(65,812)	(254,535)	(218,139)	(5,680)	654,503	(115,852)
Financing income (charges)	507	72	38,873	15,559	(96,233)	(38,873)	(80,095)
Loss before income tax	(225,682)	(65,740)	(215,662)	(202,580)	(101,913)	615,630	(195,947)
Income tax recovery (expense)	—	20	(1,350)	(13,038)	(2,094)	1,350	(15,112)
Net loss	(225,682)	(65,720)	(217,012)	(215,618)	(104,007)	616,980	(211,059)
Net earnings (loss) attributable to:
Controlling interest	(225,682)	(65,720)	(217,012)	(215,618)	(118,630)	616,980	(225,682)
Non-controlling interests	—	—	—	—	14,623	—	14,623
Net loss	$(225,682)	$(65,720)	$(217,012)	$(215,618)	$(104,007)	$616,980	$(211,059)
Comprehensive loss	$(320,220)	$(154,122)	$(308,177)	$(310,156)	$(134,279)	$922,625	$(304,329)

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Cash Flows for the six months ended October 31, 2014 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$4,055	$(88)	$(88,492)	$124,977	$(155,362)	$88,622	$(26,288)
Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	—	(11,826)	—	(11,826)
Net proceeds from issuance of capital stock	—	—	105,700	105,700	160,000	(371,400)	—
Net proceeds from issuance of redeemable convertible preference shares	110,194	—	—	—	—	—	110,194
Long-term debt proceeds	—	—	325,000	325,000	—	(325,000)	325,000
Long-term debt repayments	—	—	(325,000)	(327,228)	—	325,000	(327,228)
Redemption of senior secured notes	—	—	(70,620)	(70,620)	—	70,620	(70,620)
Distribution paid to non-controlling interest	(8,500)	—	—	—	—	—	(8,500)
Long term intercompany flow – issuance of debt	—	—	84,900	—	—	(84,900)	—
Dividends paid	—	—	—	—	(7,697)	7,697	—
Cash provided by financing activities	101,694	—	119,980	32,852	140,477	(377,983)	17,020
Investing activities:
Property and equipment additions	—	—	—	(209,572)	(38,040)	(130)	(247,742)
Proceeds from disposal of property and equipment	—	—	—	102,287	267	—	102,554
Helicopter deposits net of lease inception refunds	—	—	—	(25,610)	—	—	(25,610)
Investment in subsidiaries	(105,700)	—	(160,000)	(160,000)	—	425,700	—
Restricted cash	—	—	—	1,879	(13,614)	—	(11,735)
Dividends received	—	—	102,595	7,697	—	(110,292)	—
Cash used in investing activities	(105,700)	—	(57,405)	(283,319)	(51,387)	315,278	(182,533)
Cash provided by (used in) operations	49	(88)	(25,917)	(125,490)	(66,272)	25,917	(191,801)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8,845)	6,036	—	(2,809)
Change in cash and cash equivalents during the period	49	(88)	(25,917)	(134,335)	(60,236)	25,917	(194,610)
Cash and cash equivalents, beginning of the period	90	88	98,067	315,602	(13,258)	(98,067)	302,522
Cash and cash equivalents, end of the period	$139	$—	$72,150	$181,267	$(73,494)	$(72,150)	$107,912

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of our financial condition and results of operations (“MD&A”) is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance. You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited interim consolidated financial statements and notes thereto included elsewhere in this report and our audited annual consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A ("Amended 10-K") for the fiscal year ended April 30, 2014, filed with the Securities and Exchange Commission, or SEC, on September 15, 2014, and the MD&A contained therein. In the discussion that follows, the terms “prior year quarter" and "current year quarter” and “prior year period and current year period” refers to the three and six months ended October 31, 2013 and 2014, respectively. The following discussions include forward-looking statements that involve certain risks and uncertainties, including those identified in the “Risk Factor” section of our Annual Report on Form 10-K ("Original 10-K") which was filed with the SEC on July 10, 2014.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, or Securities Act, about our future expectations, plans or prospects and our business. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	volatility in the oil and gas sector generally, and potential impact of such volatility on offshore exploration and production, particularly on demand for offshore transportation services;

•	the ability to realize the expected reduction of debt and interest expense from our recent financing transactions in the amounts or in the timeframe anticipated;

•	our level of indebtedness and obligations under our operating leases;

•	competition in the markets we serve;

•	loss of any of our large, long-term support contracts;

•	inherent risks in operating helicopters;

•	failure to mitigate losses through a robust safety management and insurance coverage program or to maintain standards of acceptable safety performance;

•	risks associated with our fixed operating expenses and long-term contracts;

•	our reliance on a small number of helicopter manufacturers;

•	limited number of suppliers and availability of replacement helicopter parts and subcontracted services;

•	inability to fund our working capital requirements;

•	reliance on the secondary used helicopter market to dispose of older helicopters;

•	extensive regulation;

•	potential for conflict with the other owners of non-wholly owned variable interest entities;

•	political and economic uncertainty;

•	compliance risks associated with international activities;

•	application of tax laws in various jurisdictions;

•	foreign currency exposure and related hedging activities;

•	exposure to credit risks;

•	allocation of risk between our customers and us;

•	dependence on the oil and gas industry, and particular markets within that industry;

•	reduction or cancellation of services for government agencies;

•	inability to upgrade our technology;

•	reliance on information technology;

•	assimilation of acquisitions and the impact of any future material acquisitions;

•	loss of key personnel;

•	labor problems;

•	insufficient assets in our defined benefit pension plan;

•	adverse results of legal proceedings;

•	potential adverse U.S. federal income tax consequences;

•	our controlling shareholders' control over us, and their interests that may conflict with ours and may differ from those of our public shareholders;

•	future sales of our ordinary shares by current shareholders;

•	lack of a prior trading market for our ordinary shares;

•	our holding company structure; and

•	the costs of being a public company, including Sarbanes-Oxley Act compliance.
We caution you that the above list of cautionary statements is not exhaustive and should be considered with the risks described under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those identified in the "Risk Factors" section of the Original 10-K for the fiscal year ended April 30, 2014. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. We disclaim any intentions or obligations to update or revise any forward-looking information, whether as a result of new information, future events or otherwise, except in accordance with applicable securities laws.
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
Overview of Business
We are one of the two largest commercial operators of helicopters in the world based on revenue of $1.8 billion in fiscal 2014 and based on our fleet of 234 heavy and medium helicopters as of October 31, 2014. With bases on six continents, we are one of only two global commercial helicopter service providers to the offshore oil and gas industry. Our mission is to provide the highest level of service in the industry, which we believe will enable our customers to go further, do more and come home safely. With over 60 years of experience providing helicopter services, we believe our brand and reputation have become associated with safe and reliable transportation and mission-critical logistics solutions. Our fleet of heavy and medium helicopters, global capabilities and reputation for safety position us to capitalize on anticipated increases in ultra-deepwater and deepwater drilling and production spending by our major, national and independent oil and gas company customers.

Our helicopters are primarily used to facilitate large, long-distance crew changes on offshore production facilities and drilling rigs. We also provide search and rescue services, or SAR, and emergency medical services, or EMS, to government agencies. We maintain a presence in most major offshore oil and gas markets through a network of approximately 70 bases with operations in approximately 30 countries. We cover this expansive and diverse geography with a technologically advanced fleet of 234 helicopters and the expertise to serve customers in ultra-deepwater and deepwater locations. To secure and maintain operating certificates in the many jurisdictions in which we provide helicopter services, we must meet stringent and diverse regulatory standards across multiple jurisdictions, and have an established track record in obtaining and maintaining certificates as well as working with regulators and local partners.
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
Segments
We report under two operating segments as well as a Corporate segment that provides general and administration functions. Subsequent to April 30, 2014, we changed our internal reporting structure to allocate certain direct maintenance and supply chain costs previously reported in the Heli-One segment to the Helicopter Services segment. Under the previous reporting, Heli-One provided maintenance services to the Helicopter Services segment under the terms of a Power by Hour (“PBH”) contract. Costs incurred by Heli-One to provide services under the PBH contract were reported in the Heli-One segment, whether they related to maintenance costs performed internally by Heli-One or to services contracted from external third parties. Under the new reporting, all third-party maintenance costs are reflected in the Helicopter Services segment. Maintenance services provided by Heli-One to Helicopter Services are separately reflected for each MRO contract as opposed to a PBH contract basis. Information on segment assets is not reviewed by the Company’s chief operating decision maker (“CODM”) in making operating decisions and assessing performance.
Our two operating segments are as follows:
Helicopter Services:

•
Our Helicopter Services segment consists of flying operations in the Eastern North Sea, the Western North Sea, the Americas, the Asia Pacific region and the Africa-Euro Asia region, primarily serving our offshore oil and gas customers and providing SAR and EMS to government agencies. The Eastern North Sea is comprised mainly of Norway while the Western North Sea includes principally the United Kingdom, Ireland and the Netherlands. The Americas is comprised of Brazil, North American countries and other South American countries. The Asia Pacific region includes Australia and Southeast Asian countries, including East Timor and Malaysia, and the Africa-Euro Asia region includes Nigeria, Equatorial Guinea, Kazakhstan, Mozambique, Tanzania and other African and European countries.

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
The following table shows our external revenue generated by segment, our Adjusted net loss, our Adjusted EBITDAR excluding special items, our Adjusted EBITDAR margin excluding special items, operating income (loss), operating margin and our HE Rate, for the six month periods ended October 31, 2013 and 2014:

	Six Months Ended October 31,		Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Helicopter Services	$795,365	$840,902	$45,537	5.7%
Heli-One	62,938	77,968	15,030	23.9%
Total revenue	$858,303	$918,870	$60,567	7.1%

Adjusted net loss	$(58,011)	$(61,740)	$(3,729)	(6.4)%
Adjusted EBITDAR excluding special items	220,421	236,652	16,231	7.4%
Adjusted EBITDAR margin, excluding special items[1]	28.4%	28.3%	(0.1)%	(0.4)%
Operating income (loss)	$10,478	$(115,852)	$(126,330)	(1,205.7)%
Operating margin[2]	1.2%	(12.6)%	(13.8)%	(1,150.0)%
HE Rate[3]	$4,292	$4,685	$393	9.2%

(1)
Adjusted EBITDAR margin excluding special items is calculated as Adjusted EBITDAR excluding special items divided by total revenue less reimbursable revenue. Cost reimbursements from customers are recorded as reimbursable revenue with the related reimbursement expense in direct costs.

(2)	Operating margin is calculated as operating income divided by total revenue.

(3)
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

Adjusted EBITDAR, Adjusted EBITDAR excluding special items, Adjusted EBITDAR margin, Adjusted EBITDAR margin excluding special items, Adjusted net loss and HE Rate are non-GAAP financial measures. We have chosen to include Adjusted EBITDAR, and Adjusted EBITDAR excluding special items, as we consider these measures to be significant indicators of our financial performance and we use these measures to assist us in allocating available capital resources. Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization, helicopter lease and associated costs, asset impairments, gain (loss) on disposal of assets, foreign exchange gain (loss) and other financing income (charges) or total revenue plus earnings from equity accounted investees, less direct costs, excluding helicopter lease and associated costs, and general and administration costs. Adjusted EBITDAR excluding special items excludes corporate transaction costs, which includes costs related to senior executive turnover, potential financing, expenses related to the initial public offering, and other transactions. For additional information about our segment revenue and Adjusted EBITDAR, including a reconciliation of these measures to our consolidated financial statements, see Note 21 of our unaudited interim consolidated financial statements for the three and six months ended October 31, 2013 and 2014 included elsewhere in this Quarterly Report on Form 10-Q.
We have chosen to include Adjusted net loss as it provides us with an understanding of the results from the primary activities of our business by excluding corporate transaction costs, which includes costs related to senior executive turnover, potential financing, expenses related to the initial public offering and other transactions, asset dispositions, asset impairments, loss on debt extinguishment, the revaluation of our derivatives and foreign exchange gain (loss), which is primarily driven by the translation of U.S. dollar balances in entities with a non-U.S. dollar functional currency. This measure excludes the net earnings or loss attributable to non-controlling interests. We believe that this measure is a useful supplemental measure as net loss includes these items, and the inclusion of these items are not meaningful indicators of our ongoing performance. For additional information about our Adjusted net loss, including reconciliation to our consolidated financial statements, see “Summary of the Results of Operations.”
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

Market Outlook
We generate the majority of our Helicopter Services revenue from contracts tied to our oil and gas customers’ offshore production operations, which have long-term transportation requirements. A substantial portion of our remaining oil and gas customer Helicopter Services revenue comes from transporting personnel to and from offshore drilling rigs, and we believe this capability allows us to take advantage of expansion in the global ultra-deepwater rig fleet. Approximately 73% to 78% of the flying revenue in our Helicopter Services segment was attributable to fixed monthly charges for the fiscal years ended April 30, 2012, 2013 and 2014. The production business is typically less cyclical than the exploration and development business because production platforms remain in place over the long-term and are relatively unaffected by economic cycles, as the marginal cost of lifting a barrel of oil once a platform is in position is low. Our customers typically base their capital expenditure budgets on their long-term commodity price expectations. We have seen an increase in ultra-deepwater and deepwater spending by our customers over the past few years and we are optimistic that growth will continue in the long-term, despite recent volatility in the price of oil and gas in secondary markets. We are also continuing to see growth in offshore production as the industry moves offshore to find hydrocarbons. In the short-term, we are seeing some level of reassessment by customers of exploration projects. In this environment, our customers are also actively managing their costs however we expect our broad business transformation initiatives, in addition to our recent financing transactions, will enhance our competitive position toward these customers as we improve efficiencies and reduce costs.
New technology has allowed oil and gas companies to continue exploration and drilling farther offshore. To remain competitive and to service existing and new contracts in this industry, we are augmenting our fleet by adding technologically advanced helicopters to meet customers’ changing demands. During the current year period, we decided to accelerate our exit from five older technology helicopter types. This is part of our continued fleet replacement strategy to better meet our customer demands for newer technology helicopters and reduce the number of different helicopter types in our fleet. The exit will take place over multiple years as helicopters complete their current flying obligations. During the six months ended October 31, 2014, we took delivery of eight new technology helicopters. At October 31, 2014, we have commitments to purchase 22 new technology helicopters, with the delivery of these helicopters beginning in fiscal 2015 and continuing through to fiscal 2018. These helicopters will be purchased outright or financed through leases. In addition, we have committed to $100.0 million of additional heavy helicopter purchases with Airbus Helicopters prior to December 31, 2016. The industry is constrained by the pace at which it renews its fleet due to the limited supply of new technology helicopters produced annually by the OEMs. To address this constraint, we have leveraged our relationship with the OEMs to secure commitments to obtain new technology helicopters to support planned future growth.
The North Sea continues to be our core operating area, with approximately half of Helicopter Services' revenue being derived from this region. Brazil and certain countries in the Africa-Euro Asia region, particularly Nigeria, are expected to contribute increasingly to our revenue in future periods due to an increase in ultra-deepwater and deepwater oil and gas activity in those regions. In May 2014, we won a new contract to provide helicopter flying services to an exploration rig in the Atlantic Ocean, off the coast of Newfoundland, Canada. In June 2014, we won a new multi-year oil and gas contract in the U.K. to provide flying services to the Mariner field off the coast of Scotland. In October 2014, we formally agreed to a contract to provide Total with helicopter flying services for four heavy helicopters over a seven year term to support their operations along the U.K. continental shelf. In December 2014, we announced a major investment to our North Sea base in Aberdeen for the expansion of hangar capacity, improvements in terminal facilities and a new centralized operations center. We have also made continued contract wins and renewals for the year to date with other new contracts in the U.K., Kazakhstan, Norway, Equatorial Guinea and Brazil.
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
On October 21, 2014, CHC and other major operators officially launched the new industry association, HeliOffshore. HeliOffshore will use cross-industry cooperation as a platform for enhancing the industry’s overall strong safety record by sharing best practices, developing and applying advanced technology, and encouraging common global flight standards. HeliOffshore is a joint initiative with other helicopter operators to further enhance offshore flight safety.
We believe our broad transformation program will provide significant value to our operations. This program looks at all major aspects of our operations and includes a number of work streams, each including many initiatives. The program includes transformative thinking and technology to achieve cost efficiencies through global standardization and organizational efficiency to allow us to enhance our earnings and cash flows. We opened our centralized Integrated Operations Center in Irving, Texas in fiscal 2013. The centralization process has been rolled out on a region by region basis, a process which is expected to be complete by the end of the 2014 calendar year. We are continuing to complete the implementation of our long-term crew planning and scheduling program, AIMS, to further improve customer service levels. This system improves crew scheduling, the integration of crew rosters, allows integrated training planning and enhanced key performance indicator reporting to improve crew and helicopter productivity and has been deployed in several regions, including Brazil, the North Sea and Australia. This system will be linked with our Operations Flight Planning System (OFPS), which forms part of the electronic flight bag for pilots, a measure undertaken to reduce paperwork and improve pilot efficiency. We are continuing with the roll-out of OFPS to our regions and bases. We have also continued with our global base transformation initiative, which is a program aimed at improving base efficiency through the implementation of measures designed to improve crew and field operations efficiency and reduce our aircraft on ground days, and our global indirect procurement review, aimed at generating cost savings through e-procurement implementation, bulk purchasing and more sophisticated vendor selection. We believe these transformative actions will allow us to maximize our value proposition to our customers.
We conduct our business in various foreign jurisdictions, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. Throughout the six months ended October 31, 2014, our primary foreign currency exposures were related to the Norwegian Kroner, the Euro, the British pound sterling, the Canadian dollar and the Australian dollar. For details on this exposure and the related impact on our results of operations, see Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” included elsewhere in this Quarterly Report on Form 10-Q.
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
Financing Transactions
On August 21, 2014, we announced the entry into definitive agreements with funds managed by CD&R for aggregate investment of up to $600.0 million in us through a private placement issuance of our preferred shares (the "Private Placement").
The Private Placement will involve three closings: (a) 116,000 preferred shares purchased upon the first closing, (b) 384,000 preferred shares purchase upon the second closing, and (c) 100,000 preferred shares to be purchased upon the third closing.

On October 30, 2014, we completed the sale and issuance of 116,000 preferred shares to affiliates of CD&R upon the first closing of the Private Placement. We raised approximately $110.2 million in net proceeds from the first closing after deducting direct transaction costs of approximately $5.8 million. Upon the first closing John Krenicki, Jr. and Nathan K. Sleeper joined our board of directors, and William Macaulay resigned. Mr. Krenicki was appointed to serve as chairman of our board of directors.

Following approval at a shareholders' extraordinary general meeting on November 7, 2014, we completed the sale and issuance of 384,000 preferred shares to affiliates of CD&R upon the second closing of the Private Placement on November 12, 2014 for estimated net proceeds of $362.9 million, after deducting estimated direct transaction costs of approximately $21.1 million. Upon the second closing, Mr. Robert C. Volpe joined our board of directors.

On November 4, 2014, our Registration Statements on Form S-1 (File No. 333-198876) became effective for our rights offering of preferred shares pursuant to which we would sell up to 100,000 preferred shares. The subscription period for our rights offering began on November 7, 2014 and expired at 5 p.m. EST on November 24, 2014. Consummation of the rights offering was conditioned upon receiving at least $50.0 million in aggregate demand from the Company’s shareholders. As the total commitments received in the rights offering as of the expiration date were less than $50.0 million, the rights offering was canceled per the terms of the Private Placement. Under the terms of the definitive agreements, CD&R is expected to purchase an additional 100,000 preferred shares upon the third closing of the Private Placement for estimated net proceeds of $99.3 million, after deducting estimated direct transaction costs of approximately $0.7 million. The third closing is expected to occur on December 15, 2014. The total estimated net proceeds from the private placement after deducting estimated direct transaction costs is approximately $572.4 million.

The preferred shares offered to CD&R in the Private Placement will not be or have not been registered under the United States Securities Act of 1933, as amended, or the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. No assurance can be given that we will be able to derive the benefits contemplated by the Private Placement.

Fleet
As of October 31, 2014, our fleet was comprised of the following helicopters:

Helicopter Type	Total	Cruise Speed (kts)	Approximate Range (nmi)	Passenger Capacity	Maximum Weight (lbs)
Helicopter Type
Heavy:
Sikorsky S92A	44	145	400	19	26,500
Airbus Helicopters EC225	38	145	400	19	24,250
Airbus Helicopters (AS332 L, L1, and L2)	37	130-140	250-350	17-19	18,000-20,500
Total Heavy	119
Medium:
AgustaWestland AW139	39	145	280	12-15	15,000
Sikorsky S76C++	23	145	220	12	11,700
Sikorsky S76C+	20	145	175	12	11,700
Sikorsky S76A++	14	135	110-130	12	10,800-11,700
Bell 412	8	125	135	13	11,900
Airbus Helicopters AS365 Series	6	120-145	80	11	9,500
Airbus Helicopters EC135/145/155	5	N/A(1)	N/A(1)	N/A(1)	N/A(1)
Total Medium	115
Total Helicopters	234

(1)	EMS only

As of October 31, 2014, we have committed to purchase 22 new technology helicopters and the total required additional expenditure for these helicopters is approximately $528.8 million. These helicopters are expected to be delivered in fiscal 2015 ($133.5 million), 2016 ($212.5 million) and 2017 and thereafter ($182.8 million) and will be deployed in our Helicopter Services segment. We intend to enter into leases for these helicopters or purchase them outright upon delivery from the manufacturer. Additionally, we have committed to purchase $47.3 million of helicopter parts by October 31, 2015 and $100.0 million of heavy helicopters from Airbus Helicopters prior to December 31, 2016.

The following table shows the expected delivery dates of the helicopter purchase commitments referred above:

Number of helicopters purchase commitments (i)
2015	7
2016	8
2017	6
2018	1
22
(i)    Does not include helicopters related to our commitment to purchase $100.0 million of heavy helicopters from Airbus Helicopters or our intention to lease helicopters from an independent lessor with two planned deliveries in fiscal 2015.

Three Months Ended October 31, 2013 and 2014
Summary Results of Operations
(In thousands of U.S. dollars)

	Three Months Ended October 31,
	2013	2014
Operating revenue	$403,217	$414,400
Reimbursable revenue	40,155	43,822
Total revenue	443,372	458,222
Operating Expenses
Direct costs (i)	(316,628)	(314,180)
Earnings from equity accounted investees	1,527	1,379
General and administration costs	(20,541)	(22,689)
Adjusted EBITDAR (ii)	107,730	122,732
Helicopter lease and associated costs	(55,166)	(64,538)
Depreciation	(38,694)	(33,153)
Asset impairments	(15,690)	(146,131)
Loss on disposal of assets	(3,299)	(2,619)
Operating loss	(5,119)	(123,709)
Interest on long-term debt	(39,146)	(34,715)
Foreign exchange gain (loss)	184	(13,279)
Other financing income (charges)	(1,708)	2,188
Loss before income tax	(45,789)	(169,515)
Income tax expense	(5,492)	(7,225)
Net loss	$(51,281)	$(176,740)
Net earnings (loss) attributable to:
Controlling interest	$(50,990)	$(183,582)
Non-controlling interests	(291)	6,842
Net loss	$(51,281)	$(176,740)
Non-GAAP Financial Measures:
Adjusted net loss (iii)	$(26,449)	$(25,068)
Adjusted EBITDAR excluding special items (ii)	109,042	124,555
Adjusted EBITDAR margin (ii)	26.7%	29.6%
Adjusted EBITDAR margin, excluding special items (ii)	27.0%	30.1%
HE Rate (iv)	$2,243	$2,312

(i)
Direct costs in the information above excludes helicopter lease and associated costs. These costs are combined in the consolidated statements of operations, which are included in the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(ii)
See “—Key Financial and Operating Metrics” for the definition and discussion of these non-GAAP measures. Additional information about our Adjusted EBITDAR, including a reconciliation of this measure to our consolidated financial statements is also provided in Note 21 of our unaudited interim consolidated financial statements for the three and six months ended October 31, 2013 and 2014, each included elsewhere in this Quarterly Report on Form 10-Q. See below for our reconciliation of Adjusted EBITDAR excluding special items, Adjusted EBITDAR margin and Adjusted EBITDAR margin excluding special items, which we have included because we consider these measures to be significant indicators of our financial performance and management use these measures to assist us in allocating available capital resources.

	Three Months Ended October 31,
	2013	2014
Numerators:
Adjusted EBITDAR	$107,730	$122,732
Adjusted EBITDAR excluding special items	109,042	124,555
Denominator:
Total revenues less reimbursable revenue	$403,217	$414,400
Adjusted EBITDAR margin	26.7%	29.6%
Adjusted EBITDAR margin, excluding special items	27.0%	30.1%
Adjusted EBITDAR excluding special items excludes corporate transaction costs, which includes costs related to senior executive turnover, potential financing, expenses related to the initial public offering and other transactions. This is reconciled to Adjusted EBITDAR as follows:

	Three Months Ended October 31,
	2013	2014
Adjusted EBITDAR excluding special items	$109,042	$124,555
Corporate transaction costs	(1,312)	(1,823)
Adjusted EBITDAR	$107,730	$122,732

(iii)
Adjusted net loss is a non-GAAP measure. See “—Key Financial and Operating Metrics” for the definition and discussion of this non-GAAP measure. A description of the adjustments to and reconciliations of this non-GAAP financial measure to the most comparable GAAP financial measure is as follows:

	Three Months Ended October 31,
	2013	2014
Adjusted net loss	$(26,449)	$(25,068)
Corporate transaction costs	(1,312)	(1,823)
Asset impairments	(15,690)	(146,131)
Loss on disposal of assets	(3,299)	(2,619)
Foreign exchange gain (loss)	184	(13,279)
Unrealized gain (loss) on derivatives	(4,424)	5,338
Net loss attributable to controlling interest	$(50,990)	$(183,582)

(iv)	HE Rate is a non-GAAP measure. See “—Key Financial and Operating Metrics” for discussion of this non-GAAP financial measure. See below for the reconciliation of HE Rate.

	Three Months Ended October 31,
	2013	2014
Helicopter Services total external revenue	$408,063	$417,191
Less: Reimbursable revenues	(40,155)	(43,822)
Helicopter Services operating revenue	$367,908	$373,369
Average HE count	164.0	161.5
HE Rate	$2,243	$2,312

Consolidated Results Summary
For the three months ended October 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Helicopter Services (i)	$408,063	$417,191	$9,128	2.2%
Heli-One	35,309	41,031	5,722	16.2%
Total revenue	443,372	458,222	14,850	3.3%
Direct costs (ii)	(316,628)	(314,180)	2,448	0.8%
Helicopter lease and associated costs	(55,166)	(64,538)	(9,372)	(17.0)%
Total direct costs	$(371,794)	$(378,718)	$(6,924)	(1.9)%
Flying hours	38,768	36,464	(2,304)	(5.9)%
# of helicopters	238	234	(4)	(1.7)%
Average HE count	164.0	161.5	(2.5)	(1.5)%
HE Rate (iii)	$2,243	$2,312	$69	3.1%

(i)	Includes revenue from customer reimbursement of fuel costs of $23.4 million for the three months ended October 31, 2013 and $20.8 million for the three months ended October 31, 2014.

(ii)	Includes $25.7 million in fuel costs for the three months ended October 31, 2013 and $20.5 million for the three months ended October 31, 2014.
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

Consolidated Results of Operations
Revenue
Consolidated revenue increased by $14.9 million to $458.2 million compared to the prior year quarter, an increase of 3.3%. Revenue increased in both our Helicopter Services and Heli-One segments. The changes in external revenue in our two segments are explained below.

Helicopter Services
For the three months ended October 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Eastern North Sea	$96,894	$91,675	$(5,219)	(5.4)%
Western North Sea	103,151	111,307	8,156	7.9%
Americas	72,606	75,649	3,043	4.2%
Asia Pacific	86,637	83,302	(3,335)	(3.8)%
Africa-Euro Asia	47,876	53,998	6,122	12.8%
Other	899	1,260	361	40.2%
Total	$408,063	$417,191	$9,128	2.2%

The total external revenue for Helicopter Services increased by $9.1 million, or 2.2%, compared to the prior year quarter. The key variances by region were as follows:

•
Eastern North Sea. Revenues in the Eastern North Sea decreased by $5.2 million compared to the prior year quarter. This was primarily due to a $7.1 million decrease as a result of the expiry of certain oil and gas customer contracts and a $4.1 million decrease in revenues due to a reduction in a customer's helicopter requirements. These decreases were partially offset by $3.7 million increase due to new contract wins in addition to higher levels of customer activity, ad-hoc and reimbursable revenue of $0.6 million. Revenue also increased by $1.7 million over the prior year quarter due to higher activity with existing customers as a result of the resumption of normal commercial operations of our EC225 fleet.

•
Western North Sea. Revenues in the Western North Sea increased by $8.2 million compared to the prior year quarter due to additional contract wins with oil and gas customers, which generated additional revenue of $8.1 million. Revenue increased in Ireland for a SAR contract, which was fully implemented by December 2013, by $5.0 million over the prior year quarter. In addition, ad-hoc revenue and other revenue was $3.1 million higher than the prior year quarter, primarily due to the EC225 return to service. These increases were partially offset by an $8.0 million decrease in revenue compared to the prior year quarter due to contract expirations and modifications with continuing customers.

•
Americas. Revenues in the Americas increased by $3.0 million compared to the prior year quarter primarily due to new contract wins in Brazil and Canada of $6.4 million and increased revenue in Brazil under existing contracts of $8.4 million, driven primarily by the EC225 return to service. The increase was offset by an $11.8 million reduction in revenue due to a contract completion in Nicaragua, which ended in January 2014, and by a contract completion in Brazil in April 2014.

•
Asia Pacific. Revenues in Asia Pacific decreased by $3.3 million compared to the prior year quarter due to contract completions offsetting additional revenues from new contract wins. Revenue increased by $18.4 million compared to the prior year quarter due to new contract wins and modifications for oil and gas customers in East Timor, Australia and other South East Asia countries. These increases were offset by the expiry of contracts, primarily in Australia with oil and gas customers, approximating $21.7 million.

•
Africa-Euro Asia. Revenues in Africa-Euro Asia increased by $6.1 million compared to the prior year quarter due to new contract wins and changes in contract activity in Equatorial Guinea, Eastern Europe and in other African countries, which resulted in additional revenue of $11.1 million. We have also generated additional revenue of $6.8 million in Nigeria compared to the prior year quarter. Offsetting these increases were contract expirations in Kazakhstan, Azerbaijan and Tanzania of $11.0 million and a decrease in revenue of approximately $0.8 million due to contract modifications with continuing customers compared to the prior year quarter.

Heli-One
Heli-One’s external revenue increased by $5.7 million, with increased PBH revenue of $2.7 million and increased non-PBH project revenue, which includes airframe, engine and component work, of $3.0 million. The higher levels of PBH revenue compared to the prior year quarter were due in part to the resumption of normal commercial operations by third-party customers of EC225 helicopters, in addition to new contract wins offset by a lower level of exchange activity compared to the prior year quarter. Higher non-PBH project revenue increased primarily due to higher levels of airframe and component work partially offset by lower levels of engine repair work compared to the prior year period.

Direct Costs
For the three months ended October 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Crew costs	$(109,619)	$(113,238)	$(3,619)	(3.3)%
Base operations and other costs	(89,747)	(83,805)	5,942	6.6%
Maintenance costs	(76,285)	(74,503)	1,782	2.3%
Support costs	(40,977)	(42,634)	(1,657)	(4.0)%
	$(316,628)	$(314,180)	$2,448	0.8%

Direct costs decreased by $2.4 million to $314.2 million compared to the prior year quarter. The decrease in direct costs was due to a reduction in base operations and other costs and maintenance costs partially offset by an increase in crew and support costs in the current year quarter compared to the prior year quarter.
Crew costs, including salary, benefits, training and recruitment, increased by $3.6 million to $113.2 million compared to the prior year quarter. Crew costs were incurred only by our Helicopter Services segment. Crew costs increased by $5.9 million, primarily as a result of new contract work in Nigeria, Eastern Europe, Equatorial Guinea, Canada and South East Asia. These were offset by a reduction in crew costs of $2.3 million, primarily in Australia, due to the expiry of contracts with certain oil and gas customers, and in Kazakhstan, due to contract modifications for services provided to customers.
Base operations and other costs, which include our base operations, reimbursable costs, insurance costs and other external expenses, decreased by $5.9 million to $83.8 million compared to the prior year quarter. Base operations and other costs were incurred only by our Helicopter Services segment. Base operations and other costs increased compared to the prior year quarter by $5.1 million primarily driven by new customer contracts in Eastern Europe, Nigeria and Australia and the receipt of insurance proceeds in the prior year quarter. These were offset by $7.1 million of lower rechargeable costs to customers, in part due to $5.2 million of lower levels of rechargeable fuel costs. In addition, base operations and other costs decreased by $3.9 million compared to the prior year quarter primarily in Kazakhstan, due to changes in customer requirements, and in Brazil, primarily due to lower costs associated with travel and accommodation.
Maintenance costs decreased by $1.8 million to $74.5 million compared to the prior year quarter. Approximately two-thirds of these costs were related to Helicopter Services, with the balance related to Heli-One for MRO costs incurred for revenue activities related to external customers. Maintenance cost decreased in the current year quarter primarily due to our global inventory and supply chain optimization initiatives, which included improvements to our rotable and fleet maintenance planning, inventory management and the implementation of lean process techniques to support efficiencies in our workshops. Maintenance costs also decreased by $3.3 million due to additional costs incurred in the prior year quarter in preparing the EC225 helicopters for return to service. Partially offsetting these decreases was a provision recorded in the current year quarter for inventory consumable items of $2.4 million and increased costs of $4.2 million due to the timing of externally subcontracted maintenance costs, primarily on our EC225 fleet. In addition, our Helicopter Services segment incurred an additional $1.8 million of costs related to ongoing inspection costs on the EC225 fleet. We will incur these additional inspection costs until the completion of retrofit of the redesigned gear shaft, which is expected to be complete by approximately the end of fiscal 2015.
Support costs increased by $1.7 million to $42.6 million compared to the prior year quarter, with higher levels of support costs incurred for supply chain management and higher building and facilities costs, primarily in Brazil. The majority of support costs are incurred by our Helicopter Services segment, with $5.2 million related to our Heli-One segment.
Helicopter Lease and Associated Costs
Helicopter lease and associated costs increased by $9.4 million to $64.5 million, due primarily to an increase in new technologically advanced helicopters. We are continuing to acquire new technologically advanced helicopters to meet our customers’ needs as they continue production, exploration and development into deeper waters.

General and Administrative Costs
General and administrative costs increased by $2.1 million to $22.7 million compared to the prior year quarter. The increase was primarily due to increased stock-based compensation expense of $2.2 million. The stock-based compensation expense has increased primarily as a result of new grants made under the 2013 Omnibus Incentive Plan at the time of our initial public offering, or IPO. For more information, see Note 11 of our unaudited interim consolidated financial statements for the three and six months ended October 31, 2013 and 2014 included elsewhere in this Quarterly Report on Form 10-Q.
Depreciation
Depreciation decreased by $5.5 million to $33.2 million compared to the prior year quarter, primarily as a result of the decrease in the number of owned helicopters within our fleet. As a result of the change in our internal reporting structure, we no longer report segment assets to our CODM. Accordingly, depreciation expense is not allocated to our segments. See "—Segments" included elsewhere in this Quarterly Report on Form 10-Q for further information.
Asset Impairments

	Three Months Ended October 31,		Favorable (Unfavorable)
(In thousands of U.S. dollars)	2013	2014	$ Change	% Change
Impairment of property and equipment	$(2,504)	$(128,043)	$(125,539)	n/a
Impairment of assets held for sale	(11,402)	(5,040)	6,362	55.8%
Impairment of receivables and funded residual value guarantees	(1,115)	(10,386)	(9,271)	(831.5)%
Impairment of intangible assets	(669)	(2,662)	(1,993)	(297.9)%
	$(15,690)	$(146,131)	$(130,441)	(831.4)%
Asset impairment increased by $130.4 million to $146.1 million compared to the prior year quarter. Asset impairments include the impairment of property and equipment held for use, receivables and funded residual value guarantees, assets held for sale and intangible assets. During the current year quarter, we decided to accelerate our exit from five older technology helicopter types as we continue with our fleet replacement strategy to better meet our customer demands for newer technology helicopters and reduce the number of different helicopter types in our fleet.  The exit will take place over multiple years as helicopters complete their current flying obligations. In addition, we have impaired the parts related to one helicopter type we no longer have in our fleet as future third party maintenance work related to this aircraft type is expected to be limited. The impairment has increased compared to the prior year quarter due to the decision to exit a larger number of helicopters in the current quarter and continued softness in the resale market for older technology helicopters.
Interest on Long-Term Debt
Interest on long-term debt decreased by $4.4 million to $34.7 million compared to the prior year quarter, primarily due to lower interest costs on the senior secured notes. In February 2014, one of our subsidiaries redeemed $130.0 million of the senior secured notes and in May 2014, a further $65.0 million of the senior secured notes were purchased on the open market.
Foreign Exchange Gain (Loss)
The prior year quarter foreign exchange gain decreased by $13.5 million to a foreign exchange loss of $13.3 million in the current year quarter, primarily due to the strengthening of the U.S. dollar against other currency groups, which caused a loss to be generated in both U.S. functional currency entities with foreign denominated net monetary assets positions and in Norwegian functional currency entities with net liability positions denominated in U.S. dollars.
Other Financing Income (Charges)
Other financing income (charges) includes the amortization of deferred financing costs, interest income and expense on cash balances and bank indebtedness and the net gain or loss on the fair value of derivative financial instruments. Other financing charges in the prior year quarter decreased by $3.9 million to financing income of $2.2 million due to a $12.3 million increase in the gain on the valuation of derivatives and embedded derivatives due to foreign currency movements related primarily to the weakening of the Norwegian Kroner. In addition, there was a net $2.3 million decrease in other interest income and expense which was partially offset by $10.0 million fee settlement received in the prior year quarter.

Income Tax Expense
Income tax expense increased by $1.7 million to $7.2 million compared to the prior year quarter. The increase in the income tax expense was primarily due to higher branch taxes in foreign jurisdictions, which are impacted by the profitability of customer contracts held in those jurisdictions. There was no tax benefit recognized on taxable losses in most jurisdictions as we recognize valuation allowances against net deferred tax assets in those jurisdictions.
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
Non-Controlling Interests
Net earnings allocated to non-controlling interests increased by $7.1 million to $6.8 million, due to an increase in the net earnings in EEA Helicopters Operations B.V. (“EHOB”), driven by higher contract profitability and an increase in the net gain on the fair value of embedded derivative financial instruments primarily due to the weakening of the Norwegian Kroner. See Note 3(a)(i) of our unaudited interim consolidated financial statements for the three and six months ended October 31, 2013 and 2014 included elsewhere in this Quarterly Report on Form 10-Q for a further discussion on EHOB.

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
The new reporting structure presentation is reflected in the three months ended October 31, 2013 and October 31, 2014 segment results. The MRO contract services provided by Heli-One to Helicopter Services are accounted for using a completed contract revenue recognition method in the quarter ended October 31, 2014. For the quarter ended October 31, 2013, the MRO contract services are accounted for using a percentage completion method, as it was not practical to determine results for this quarter using the completed contract method of revenue recognition. We are unable to quantify the impact of the difference between percentage completion and completed contract on the quarter ended October 31, 2013. Otherwise, the accounting policies of the segments and the basis of accounting for transactions between segments are the same as those described in the summary of significant accounting policies.

Helicopter Services
For the three months ended October 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Operating revenue	$367,908	$373,369	$5,461	1.5%
Reimbursable revenue	40,155	43,822	3,667	9.1%
Total revenue	$408,063	$417,191	$9,128	2.2%
Direct costs (i)	(289,095)	(280,544)	8,551	3.0%
Earnings from equity accounted investees	1,527	1,379	(148)	(9.7)%
Adjusted EBITDAR	$120,495	$138,026	$17,531	14.5%
Adjusted EBITDAR margin (ii)	32.8%	37.0%	4.2%	12.8%
Flight Hours	38,768	36,464	(2,304)	(5.9)%
# of Helicopters	238	234	(4)	(1.7)%
Helicopter lease and associated costs	$(55,166)	$(64,538)	$(9,372)	(17.0)%
Average HE count (iii)	164.0	161.5	(2.5)	(1.5)%
HE Rate (iii)	$2,243	$2,312	$69	3.1%

(i)
In the prior year quarter, direct costs were comprised of crew costs of $109.6 million, base operations and other costs of $84.1 million and maintenance and support costs of $95.4 million. In the current year quarter, direct costs were comprised of crew costs of $113.2 million, base operations and other costs of $77.7 million and maintenance and support costs of $89.6 million.

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

Helicopter Services Adjusted EBITDAR increased by $17.5 million to $138.0 million and Adjusted EBITDAR margin increased by 4.2% compared to the prior year quarter. The primary changes which positively impacted Adjusted EBITDAR and Adjusted EBITDAR margin for Helicopter Services as compared to the prior year quarter were as follows:

•	Adjusted EBITDAR and Adjusted EBITDAR margin increased by $4.1 million and 0.7%, respectively, due to new contract wins and other ad-hoc increases in the oil and gas sector in the Eastern North Sea;

•
Adjusted EBITDAR and Adjusted EBITDAR margin increased in the Western North Sea by $11.9 million and 2.0%, respectively. The increase in margin was primarily driven by new oil and gas sector contracts and SAR work based in Ireland, for a contract which was partially implemented during the prior year quarter. Oil and gas contract wins included the supply of additional heavy helicopters, including EC225 helicopters, to both new and existing customers;

•
Contract wins in Africa-Euro Asia increased Adjusted EBITDAR and Adjusted EBITDAR margin by $8.9 million and 1.0%, respectively, for short and long-term contracts in the oil and gas sector in Eastern Europe, Equatorial Guinea and other countries, including an increase in Adjusted EBITDAR of $4.3 million for new contract work in Nigeria;

•
Contract wins in the oil and gas industry in the Americas, including new contract work for heavy helicopters in Canada, together with favorable changes in existing oil and gas contract activity in Brazil, increased Adjusted EBITDAR and Adjusted EBITDAR margin by $6.1 million and 0.8%, respectively; and

•
New contract and contract modifications for services provided to existing customers in South East Asia, primarily in East Timor and Australia, increased Adjusted EBITDAR by $4.3 million and Adjusted EBITDAR margin by 0.1%.

These improvements to Adjusted EBITDAR and Adjusted EBITDAR margin were partially offset by the following factors which decreased Adjusted EBITDAR and Adjusted EBITDAR margin compared to the prior year quarter:

•	Adjusted EBITDAR and Adjusted EBITDAR margin decreased in the Americas by $6.8 million and 0.8%, respectively, due to contract completions in Nicaragua and Brazil;

•
Contract completions in Asia Pacific, primarily in Australia and the Philippines, for both oil and gas services and SAR work, decreased Adjusted EBITDAR and Adjusted EBITDAR margin by $8.9 million and 0.6%, respectively;

•	The expiration of certain customer contracts in the oil and gas sector in the Western North Sea decreased Adjusted EBITDAR and Adjusted EBITDAR margin by $5.2 million and 0.8%, respectively; and

•	The completion of contracts in Azerbaijan, Kazakhstan and Tanzania for oil and gas customers decreased Adjusted EBITDAR and Adjusted EBITDAR margin by $4.7 million and 0.4%, respectively.
Lower maintenance costs increased Adjusted EBITDAR and Adjusted EBITDAR margin by $7.4 million and 1.8%, respectively. Lower maintenance costs were the result of our global inventory and supply chain optimization initiatives, which included improvements to our rotable and fleet maintenance planning, inventory management and the implementation of lean process techniques to support efficiencies in our workshops. This included lower costs incurred with our Heli-One segment. These costs were also lower due to the additional costs incurred in the prior year quarter in preparing the EC225 helicopters for return to service which were partially offset by higher levels of externally subcontracted maintenance costs in the current year quarter. In addition, $1.8 million was incurred in the current year quarter on the ongoing inspection costs on the EC225 fleet. We will incur these additional inspection costs until the completion of retrofit of the redesigned gear shaft, which is expected to be complete by approximately the end of fiscal 2015.
The balance of the change in Adjusted EBITDAR related to changes to centralized support costs and earnings from equity accounted investees compared to the prior year quarter. In the current year quarter, earnings from equity accounted investees decreased by $0.1 million over the prior year quarter.
Helicopter lease and associated costs increased by $9.4 million to $64.5 million, due primarily to an increase in the number of operating leases for technologically advanced helicopters compared to the prior year quarter, which have a higher lease cost. We are acquiring technologically advanced helicopters to meet customers’ needs as they continue exploration and development into deeper waters.

Heli-One
For the three months ended October 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Third-party revenue	$35,309	$41,031	$5,722	16.2%
Internal revenue	43,329	36,056	(7,273)	(16.8)%
Total revenue	$78,638	$77,087	$(1,551)	(2.0)%
Direct costs (i)	(70,236)	(69,052)	1,184	1.7%
Adjusted EBITDAR	$8,402	$8,035	$(367)	(4.4)%
Adjusted EBITDAR Margin (ii)	10.7%	10.4%	(0.3)%	(2.8)%

(i)
In the prior year quarter, direct costs were comprised of maintenance costs of $65.1 million and support costs of $5.1 million. In the current year quarter, direct costs were comprised of maintenance costs of $63.9 million and support costs of $5.2 million.

(ii)	Adjusted EBITDAR margin is calculated as Adjusted EBITDAR divided by total revenue less reimbursable revenue, of which there was none in the Heli-One segment in the prior and current year quarters.

Heli-One’s Adjusted EBITDAR decreased by $0.4 million to $8.0 million and Adjusted EBITDAR margin decreased by 0.3% compared to the prior year quarter, primarily driven by the mix of external and internal revenue. The primary changes compared to the prior year quarter were as follows:

•
Higher external third-party PBH revenue, partially driven by third-party customers' resumption of EC225 operations, was offset by a lower level of exchange activity, which increased Adjusted EBITDAR by $0.7 million;

•	Adjusted EBITDAR increased by $1.6 million due to higher margin helicopter modification work, which was partially offset by decreased levels of engine work both in Canada and Norway;

•	Lower levels of MRO revenue with our Helicopter Services segment compared to the prior year quarter decreased Adjusted EBITDAR by approximately $1.8 million; and

•	Other costs changes, which include higher facilities costs and changes in the allowance for doubtful accounts, resulted in an unfavorable impact to Adjusted EBITDAR of $0.9 million.

Six Months Ended October 31, 2013 and 2014
Summary Results of Operations
(In thousands of U.S. dollars)

	Six Months Ended October 31,
	2013	2014
Operating revenue	$776,276	$835,474
Reimbursable revenue	82,027	83,396
Total revenue	858,303	918,870
Operating Expenses
Direct costs (i)	(604,455)	(645,447)
Earnings from equity accounted investees	3,918	4,056
General and administration costs	(38,657)	(44,351)
Adjusted EBITDAR (ii)	219,109	233,128
Helicopter lease and associated costs	(110,445)	(127,818)
Depreciation	(70,751)	(66,878)
Asset impairments	(23,014)	(146,406)
Loss on disposal of assets	(4,421)	(7,878)
Operating income (loss)	10,478	(115,852)
Interest on long-term debt	(77,854)	(69,587)
Foreign exchange loss	(12,903)	(8,371)
Other financing income (charges)	4,115	(2,137)
Loss before income tax	(76,164)	(195,947)
Income tax expense	(10,800)	(15,112)
Net loss	$(86,964)	$(211,059)
Net earnings (loss) attributable to:
Controlling interest	$(89,321)	$(225,682)
Non-controlling interests	2,357	14,623
Net loss	$(86,964)	$(211,059)
Non-GAAP Financial Measures:
Adjusted net loss (iii)	$(58,011)	$(61,740)
Adjusted EBITDAR excluding special items (ii)	220,421	236,652
Adjusted EBITDAR margin (ii)	28.2%	27.9%
Adjusted EBITDAR margin, excluding special items (ii)	28.4%	28.3%
HE Rate (iv)	$4,292	$4,685

(i)
Direct costs in the information above excludes helicopter lease and associated costs. These costs are combined in the consolidated statements of operations, which are included in the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(ii)
See “—Key Financial and Operating Metrics” for the definition and discussion of these non-GAAP measures. Additional information about our Adjusted EBITDAR, including a reconciliation of this measure to our consolidated financial statements is also provided in Note 21 of our unaudited interim consolidated financial statements for the three and six months ended October 31, 2013 and 2014, each included elsewhere in this Quarterly Report on Form 10-Q. See below for our reconciliation of Adjusted EBITDAR excluding special items, Adjusted EBITDAR margin and Adjusted EBITDAR margin excluding special items, which we have included because we consider these measures to be significant indicators of our financial performance and management use these measures to assist us in allocating available capital resources.

	Six Months Ended October 31,
	2013	2014
Numerators:
Adjusted EBITDAR	$219,109	$233,128
Adjusted EBITDAR excluding special items	220,421	236,652
Denominator:
Total revenues less reimbursable revenue	$776,276	$835,474
Adjusted EBITDAR margin	28.2%	27.9%
Adjusted EBITDAR margin, excluding special items	28.4%	28.3%
Adjusted EBITDAR excluding special items excludes corporate transaction costs, which includes costs related to senior executive turnover, potential financing, expenses related to the initial public offering and other transactions. This is reconciled to Adjusted EBITDAR as follows:

	Six Months Ended October 31,
	2013	2014
Adjusted EBITDAR excluding special items	$220,421	$236,652
Corporate transaction costs	(1,312)	(3,524)
Adjusted EBITDAR	$219,109	$233,128

(iii)
Adjusted net loss is a non-GAAP measure. See “—Key Financial and Operating Metrics” for the definition and discussion of this non-GAAP measure. A description of the adjustments to and reconciliations of this non-GAAP financial measure to the most comparable GAAP financial measure is as follows:

	Six Months Ended October 31,
	2013	2014
Adjusted net loss	$(58,011)	$(61,740)
Corporate transaction costs	(1,312)	(3,524)
Asset impairments	(23,014)	(146,406)
Loss on disposal of assets	(4,421)	(7,878)
Foreign exchange loss	(12,903)	(8,371)
Loss on debt extinguishment	—	(7,444)
Unrealized gain on derivatives	10,340	9,681
Net loss attributable to controlling interest	$(89,321)	$(225,682)

(iv) HE Rate is a non-GAAP measure. See “—Key Financial and Operating Metrics” for discussion of this non-GAAP financial measure. See below for the reconciliation of HE Rate.

	Six Months Ended October 31,
	2013	2014
Helicopter Services total external revenue	$795,365	$840,902
Less: Reimbursable revenues	82,027	83,396
Helicopter Services operating revenue	$713,338	$757,506
Average HE count	166.2	161.7
HE Rate	$4,292	$4,685

Consolidated Results Summary
For the six months ended October 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Helicopter Services (i)	$795,365	$840,902	$45,537	5.7%
Heli-One	62,938	77,968	15,030	23.9%
Total revenue	858,303	918,870	60,567	7.1%
Direct costs (ii)	(604,455)	(645,447)	(40,992)	(6.8)%
Helicopter lease and associated costs	(110,445)	(127,818)	(17,373)	(15.7)%
Total direct costs	$(714,900)	$(773,265)	$(58,365)	(8.2)%
Flying hours	77,924	72,454	(5,470)	(7.0)%
# of helicopters	238	234	(4)	(1.7)%
Average HE count	166.2	161.7	(4.5)	(2.7)%
HE Rate (iii)	$4,292	$4,685	$393	9.2%

(i)	Includes revenue from customer reimbursement of fuel costs of $47.6 million for the six months ended October 31, 2013 and $43.1 million for the six months ended October 31, 2014.

(ii)	Includes $50.3 million in fuel costs for the six months ended October 31, 2013 and $43.3 million for the six months ended October 31, 2014.
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

Consolidated Results of Operations
Revenue
Consolidated revenue increased by $60.6 million to $918.9 million compared to the prior year period, an increase of 7.1%. Revenue increased in both our Helicopter Services and Heli-One segments. The changes in external revenue in our two segments are explained below.

Helicopter Services
For the six months ended October 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Eastern North Sea	$191,606	$194,082	$2,476	1.3%
Western North Sea	203,774	229,657	25,883	12.7%
Americas	131,274	148,198	16,924	12.9%
Asia Pacific	172,296	163,726	(8,570)	(5.0)%
Africa-Euro Asia	94,596	102,325	7,729	8.2%
Other	1,819	2,914	1,095	60.2%
Total	$795,365	$840,902	$45,537	5.7%

The total external revenue for Helicopter Services increased by $45.5 million, or 5.7%, compared to the prior year period. The key variances by region were as follows:

•
Eastern North Sea. Revenues in the Eastern North Sea increased by $2.5 million compared to the prior year period. There was a $6.5 million increase in revenue, primarily due to new contract wins in the oil and gas sector, in addition to higher levels of customer activity, ad-hoc and reimbursable revenue of $3.0 million. Revenue also increased by $4.9 million over the prior year period due to higher activity with existing customers, as a result of the resumption of normal commercial operations of our EC225 fleet. These increases were partially offset by an $8.5 million decrease due to the expiry of contracts with certain customers and a $3.4 million decrease due to a reduction in a customer's requirements.

•
Western North Sea. Revenues in the Western North Sea increased by $25.9 million compared to the prior year period, due to additional services and new contracts with oil and gas customers, which generated additional revenue of $23.0 million. Revenue increased in Ireland for a SAR contract, which was fully implemented by December 2013, offset by the expiration of a SAR contract in the UK, resulting in a net increase to revenue of $10.4 million over the prior year period. In addition, ad-hoc revenue and other revenue was $6.7 million higher than the prior year period, primarily due to the EC225 return to service. These increases were partially offset by contract expirations with oil and gas customers of $14.2 million.

•
Americas. Revenues in the Americas increased by $16.9 million compared to the prior year period, primarily due to new contract wins in Brazil and Canada, which resulted in additional revenue of $8.7 million, and increased revenue in Brazil under existing contracts of $29.7 million, driven primarily by the EC225 return to service. The increase was offset by a $21.5 million reduction in revenue due to a contract completion in Nicaragua, which ended in January 2014, and by a contract completion in Brazil in April 2014.

•
Asia Pacific. Revenues in Asia Pacific decreased by $8.6 million compared to the prior year period due to contract completions offsetting additional revenues from new contract wins. Revenue increased due to new contract wins and modifications for oil and gas customers in East Timor, Australia and other South East Asia countries, which increased revenue by $32.9 million compared to the prior year period. These increases were offset by the expiry of contracts, primarily in Australia with oil and gas customers, approximating $41.5 million.

•
Africa-Euro Asia. Revenues in Africa-Euro Asia increased by $7.7 million compared to the prior year period due to new contract wins and changes in contract activity in Equatorial Guinea, Eastern Europe and in other African countries, which resulted in additional revenue of $17.4 million. We have also generated additional revenue of $12.1 million in Nigeria compared to the prior year period. Offsetting these increases were contract expirations in Kazakhstan, Azerbaijan and Tanzania of $19.6 million and a decrease in revenue of approximately $2.2 million due to contract modifications with continuing customers compared to the prior year period.

Heli-One
Heli-One’s external revenue increased by $15.0 million, with increased PBH revenue of $9.8 million and increased non-PBH project revenue, which includes airframe, engine and component work, of $5.2 million. The higher levels of PBH revenue compared to the prior year period was due in part to the resumption of normal commercial operations by third-party customers of EC225 helicopters, in addition to new contract wins. Higher non-PBH project revenue increased primarily due to higher levels of airframe and component work partially offset by lower levels of engine repair work compared to the prior year period.

Direct Costs
For the six months ended October 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Crew costs	$(217,705)	$(226,460)	$(8,755)	(4.0)%
Base operations and other costs	(167,207)	(165,835)	1,372	0.8%
Maintenance costs	(132,233)	(164,154)	(31,921)	(24.1)%
Support costs	(87,310)	(88,998)	(1,688)	(1.9)%
	$(604,455)	$(645,447)	$(40,992)	(6.8)%

Direct costs increased by $41.0 million to $645.4 million compared to the prior year period. The increase was due to an increase in crew, maintenance and support costs partially offset by a reduction in base operations and other costs in the current year period compared to the prior year period.
Crew costs, including salary, benefits, training and recruitment, increased by $8.8 million to $226.5 million compared to the prior year period. Crew costs were incurred only by our Helicopter Services segment. Crew costs have increased by $14.7 million, primarily as a result of new contract work in Nigeria, Eastern Europe, Equatorial Guinea, Canada and South East Asia. These were offset by a reduction in crew costs in certain other regions, including the North Sea, Australia and Kazakhstan, where crew costs decreased by $5.9 million, again primarily due to changes in the level of customer activity.
Base operations and other costs, which include our base operations, reimbursable costs, insurance costs and other external expenses, decreased by $1.4 million to $165.8 million compared to the prior year period. Base operations and other costs were incurred only by our Helicopter Services segment. Base operations and other costs increased compared to the prior year period by $14.0 million primarily driven by new customer contracts in Eastern Europe, Nigeria, Australia and in the North Sea and the receipt of insurance proceeds in the prior year period. These were offset by $8.1 million of lower rechargeable costs to customers, in part due to lower levels of rechargeable fuel costs of $7.0 million. In addition, base operations and other costs decreased by $7.3 million compared to the prior year period primarily in Kazakhstan, due to changes in customer requirements, and in the Americas, primarily due to lower costs associated with travel and accommodation in Brazil and decreased costs in Nicaragua due to the end of a customer contract.
Maintenance costs increased by $31.9 million to $164.2 million compared to the prior year period. Approximately two-thirds of these costs were related to Helicopter Services, with the balance related to Heli-One for MRO costs incurred for revenue activities related to external customers. Maintenance costs increased in part because we received in the prior year period cash and immediately available credits, in light of the EC225 suspension, which were booked as reductions to maintenance costs as they related to short-term performance issues. Maintenance costs also increased by $10.1 million due to the timing of externally subcontracted maintenance costs, primarily on our EC225 fleet and due a provision recorded in the current year period for inventory consumable items of $2.4 million. Our Helicopter Services segment incurred an additional $3.9 million of costs related to ongoing inspection costs on the EC225 fleet. We will incur these additional inspection costs until the completion of retrofit of the redesigned gear shaft, which is expected to be complete by approximately the end of fiscal 2015. These increases were partially offset by a decrease in costs in the current year period primarily due to our global inventory and supply chain optimization initiatives, which include improvements to our rotable and fleet maintenance planning inventory management and the implementation of lean process techniques to support efficiencies in our workshops. In addition, $10.1 million of costs were incurred in the prior year period in preparing the EC225 helicopters for return to service, which were not incurred in the current year period.
Support costs increased by $1.7 million to $89.0 million compared to the prior year period, with higher levels of support costs incurred for supply chain management and higher building and facilities costs, primarily in Brazil, which were partially offset by lower consulting costs. The majority of support costs are incurred by our Helicopter Services segment, with $11.1 million related to our Heli-One segment.

Helicopter Lease and Associated Costs
Helicopter lease and associated costs increased by $17.4 million to $127.8 million, due primarily to an increase in new technologically advanced helicopter additions. We are continuing to acquire new technologically advanced helicopters to meet our customers’ needs as they continue production, exploration and development into deeper waters.
General and Administrative Costs
General and administrative costs increased by $5.7 million to $44.4 million compared to the prior year period. The increase was primarily due to increased stock-based compensation expense of $5.7 million. The stock-based compensation expense has increased primarily as a result of new grants made under the 2013 Omnibus Incentive Plan at the time of our initial public offering, or IPO. For more information, see Note 11 of our unaudited interim consolidated financial statements for the three and six months ended October 31, 2013 and 2014 included elsewhere in this Quarterly Report on Form 10-Q.
Depreciation
Depreciation decreased by $3.9 million to $66.9 million compared to the prior year period primarily as a result of the decrease in the number of owned helicopters within our fleet partially offset by higher depreciation charges on new facilities. As a result of the change in our internal reporting structure, we no longer report segment assets to our CODM. Accordingly, depreciation expense is not allocated to our segments. See "—Segments" included elsewhere in this Quarterly Report on Form 10-Q for further information.
Asset Impairments

	Six Months Ended October 31,		Favorable (Unfavorable)
(In thousands of U.S. dollars)	2013	2014	$ Change	% Change
Impairment of property and equipment	$(2,504)	$(128,043)	$(125,539)	n/a
Impairment of assets held for sale	(18,517)	(5,256)	$13,261	71.6%
Impairment of receivables and funded residual value guarantees	(1,115)	(10,421)	$(9,306)	(834.6)%
Impairment of intangible assets	(878)	(2,686)	$(1,808)	(205.9)%
	$(23,014)	$(146,406)	$(123,392)	(536.2)%
Asset impairments increased by $123.4 million to $146.4 million compared to the prior year period. Asset impairments include the impairment of property and equipment held for use, receivables and funded residual value guarantees, assets held for sale and intangible assets. During the current year period, we decided to accelerate our exit from five older technology helicopter types as we continue with our fleet replacement strategy to better meet our customer demands for newer technology helicopters and reduce the number of different helicopter types in our fleet.  The exit will take place over multiple years as helicopters complete their current flying obligations. In addition, we have impaired the parts related to one helicopter type we no longer have in our fleet as future third party maintenance work related to this aircraft type is expected to be limited. The impairment has increased compared to the prior year period due to the decision to exit a larger number of helicopters in the current year period and continued softness in the resale market for older technology helicopters.
Interest on Long-Term Debt
Interest on long-term debt decreased by $8.3 million to $69.6 million compared to the prior year period, primarily due to lower interest costs on the senior secured notes. In February 2014, one of our subsidiaries redeemed $130.0 million of the senior secured notes and in May 2014, a further $65.0 million of the senior secured notes were purchased on the open market. The decrease was partially offset in part by an additional 13 days interest expense on the $300.0 million aggregate principal amount of senior unsecured notes which were issued on May 13, 2013 by CHC Helicopter S.A., our wholly owned subsidiary.
Foreign Exchange Loss
Foreign exchange loss decreased by $4.5 million compared to the prior year period to $8.4 million in the current year period, primarily due to the strengthening of the U.S. dollar against other currency groups, which caused a loss to be generated in both U.S. functional currency entities with foreign denominated net monetary assets positions and in Norwegian functional currency entities with net liability positions denominated in U.S. dollars. These losses were partially offset by the impact of the revaluation of net asset positions denominated in U.S. dollars in Euro functional currency entities.

Other Financing Income (Charges)
Other financing income (charges) includes the amortization of deferred financing costs, interest income and expense on cash balances and bank indebtedness and the net gain or loss on the fair value of derivative financial instruments. Other financing income decreased by $6.3 million compared to the prior year period to a financing charge of $2.1 million, primarily due to a $7.4 million loss on debt extinguishment incurred on the purchase of $65.0 million of the senior secured notes in May 2014, due to a $10.0 million fee settlement received in the prior year period and due to $0.8 million higher amortization of residual value guarantees. This was partially offset by a $5.6 million increase in the gain on the valuation of derivatives and embedded derivatives due to foreign currency movements, $2.0 million of lower deferred financing cost amortization, primarily due to the $130.0 million redemption of the senior secured notes in February 2014 and the $65.0 million purchase of the senior secured notes in May 2014, and $4.4 million of net lower other interest income and expense compared to the prior year period.
Income Tax Expense
Income tax expense increased by $4.3 million to $15.1 million compared to the prior year period. The increase was primarily due to the change in our uncertain tax positions of $3.4 million, which was primarily the result of a favorable audit finding with respect to an uncertain tax position recognized in the prior year period and an additional accrual of $1.3 million recognized in the current year period for a new uncertain tax position. In addition, current income tax expense increased due to higher levels of branch taxes in foreign jurisdictions, which are impacted by the profitability of customer contracts held in those jurisdictions. There was no tax benefit recognized on taxable losses in most jurisdictions as we recognize valuation allowances against net deferred tax assets in those jurisdictions.
The effective tax rate is the ratio of income tax expense to loss before income tax. Our future effective income tax rate depends on various factors, such as the amount of income (loss) in each tax jurisdiction, tax regulations governing each jurisdiction, non-tax deductible expenses incurred as a percentage of pre-tax income, valuation allowances taken on losses in certain jurisdictions and the effectiveness of our tax planning strategies. Movements in our loss from operations including the impact of this reduction in certain expenses may occur in jurisdictions where we are not recognizing the benefit of deferred tax assets, which could result in no corresponding movement in our income tax expense. In addition, a significant component of income tax expense for the prior year period and current year period is represented by income taxes in certain jurisdictions, such as withholding taxes, which are not directly correlated to movements in the net loss before income tax.
Non-Controlling Interests
Net earnings allocated to non-controlling interests increased by $12.3 million to $14.6 million, due to an increase in the net earnings in EHOB, driven by higher contract profitability and an increase in the net gain on the fair value of embedded derivative financial instruments. See Note 3(a)(i) of our interim unaudited consolidated financial statements for the three and six months ended October 31, 2013 and 2014 included elsewhere in this Quarterly Report on Form 10-Q for a further discussion on EHOB.

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

The new reporting structure presentation is reflected in the six months ended October 31, 2013 and October 31, 2014 segment results. The MRO contract services provided by Heli-One to Helicopter Services are accounted for using a completed contract revenue recognition method in the six months ended October 31, 2014. For the six months ended October 31, 2013, the MRO contract services are accounted for using a percentage completion method, as it was not practical to determine results for this period using the completed contract method of revenue recognition. We are unable to quantify the impact of the difference between percentage completion and completed contract on the six months ended October 31, 2013. Otherwise, the accounting policies of the segments and the basis of accounting for transactions between segments are the same as those described in the summary of significant accounting policies.

Helicopter Services
For the six months ended October 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Operating revenue	$713,338	$757,506	$44,168	6.2%
Reimbursable revenue	82,027	83,396	1,369	1.7%
Total revenue	$795,365	$840,902	$45,537	5.7%
Direct costs (i)	(552,721)	(580,131)	(27,410)	(5.0)%
Earnings from equity accounted investees	3,918	4,056	138	3.5%
Adjusted EBITDAR	$246,562	$264,827	$18,265	7.4%
Adjusted EBITDAR margin (ii)	34.6%	35.0%	0.4%	1.2%
Flight Hours	77,924	72,454	(5,470)	(7.0)%
# of Helicopters	238	234	(4)	(1.7)%
Helicopter lease and associated costs	$(110,445)	$(127,818)	$(17,373)	(15.7)%
Average HE count (iii)	166.2	161.7	(4.5)	(2.7)%
HE Rate (iii)	$4,292	$4,685	$393	9.2%

(i)
In the prior year period, direct costs were comprised of crew costs of $217.7 million, base operations and other costs of $161.6 million and maintenance and support costs of $173.4 million. In the current year period, direct costs were comprised of crew costs of $226.5 million, base operations and other costs of $159.6 million and maintenance and support costs of $194.0 million.

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

Helicopter Services Adjusted EBITDAR increased by $18.3 million to $264.8 million compared to the prior year period. Adjusted EBITDAR margin increased by 0.4% compared to the prior year period. The primary changes which positively impacted Adjusted EBITDAR and Adjusted EBITDAR margin for Helicopter Services compared to the prior year period were as follows:

•
Adjusted EBITDAR and Adjusted EBITDAR margin increased by $8.3 million and 0.6%, respectively, due to contract wins and other ad-hoc increases with customers in the oil and gas sector in the Eastern North Sea;

•
Adjusted EBITDAR and Adjusted EBITDAR margin increased in the Western North Sea by $28.5 million and 2.1%, respectively. The increase in margin was driven by new oil and gas sector contracts and SAR work based in Ireland, for a contract which was partially implemented during the prior year period. Oil and gas contract wins included the supply of additional heavy helicopters, including EC225 helicopters, to both new and existing customers;

•
Contract wins in Africa-Euro Asia increased Adjusted EBITDAR and Adjusted EBITDAR margin favorably by $18.5 million and 1.1%, respectively for short and long-term contracts in the oil and gas industry in Eastern Europe, Equatorial Guinea and other countries, including $7.3 million for new contract work in Nigeria;

•
New contracts and contract modifications for services provided to oil and gas customers in South East Asia, primarily in East Timor and Australia, increased Adjusted EBITDAR by $8.1 million but Adjusted EBITDAR margin decreased by 0.2%; and

•
Contract wins in the oil and gas industry in the Americas, including new contract work for heavy helicopters in Canada, together with favorable changes in existing oil and gas contract activity in Brazil, increased Adjusted EBITDAR and Adjusted EBITDAR margin by $13.4 million and 0.9%, respectively.

These improvements to Adjusted EBITDAR and Adjusted EBITDAR margin were offset primarily by the following factors which decreased Adjusted EBITDAR and Adjusted EBITDAR margin compared to the prior year period:

•	Adjusted EBITDAR and Adjusted EBITDAR margin decreased in the Americas by $15.6 million and 1.1%, respectively, due to contract completions in Nicaragua and Brazil;

•
Completion of contracts in Asia Pacific, primarily in Australia and the Philippines, for both oil and gas services and SAR work, decreased Adjusted EBITDAR and Adjusted EBITDAR margin by $15.9 million and 0.4%, respectively;

•
The expiration of contracts in the Western North Sea, primarily of a short-term nature, for the supply of medium helicopters to oil and gas customers, decreased Adjusted EBITDAR and Adjusted EBITDAR margin by $11.3 million and 0.7%, respectively;

•	The completion of contracts in Azerbaijan, Kazakhstan and Tanzania to oil and gas customers decreased Adjusted EBITDAR and Adjusted EBITDAR margin by $9.9 million and 0.5%, respectively;

•
Adjusted EBITDAR and Adjusted EBITDAR margin decreased by $5.3 million and 0.3%, respectively, due to contract completions and decreased customer activity with oil and gas customers in the Eastern North Sea; and

•
An additional $3.9 million of costs related to ongoing inspection costs on the EC225 fleet were incurred in the current year period. We will incur these additional inspection costs until the completion of retrofit of the redesigned gear shaft, which is expected to be complete in fiscal 2015.

The balance of the change in Adjusted EBITDAR related to the results of our fleet operations, including the impact on maintenance costs due to cash and immediately available credits received in the prior year period in light of the EC225 suspension, which were booked as reductions to maintenance costs, in addition to changes in centralized support costs and earnings from equity accounted investees compared to the prior year period. In the current year period, earnings from equity accounted investees increased by $0.1 million over the prior year period.
Helicopter lease and associated costs increased by $17.4 million to $127.8 million, due primarily to an increase in the number of operating leases for technologically advanced helicopters compared to the prior year period, which have a higher lease cost. We are acquiring technologically advanced helicopters to meet customers’ needs as they continue exploration and development into deeper waters.

Heli-One
For the six months ended October 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Third-party revenue	$62,938	$77,968	$15,030	23.9%
Internal revenue	80,540	60,037	(20,503)	(25.5)%
Total revenue	$143,478	$138,005	$(5,473)	(3.8)%
Direct costs (i)	(130,880)	(124,694)	6,186	4.7%
Adjusted EBITDAR	$12,598	$13,311	$713	5.7%
Adjusted EBITDAR Margin (ii)	8.8%	9.6%	0.8%	9.1%

(i)
In the prior year period, direct costs were comprised of maintenance costs of $120.2 million and support costs of $10.7 million. In the current year period, direct costs were comprised of maintenance costs of $113.6 million and support costs of $11.1 million.

(ii)	Adjusted EBITDAR margin is calculated as Adjusted EBITDAR divided by total revenue less reimbursable revenue, of which there was none in the Heli-One segment in the prior and current year periods.
Heli-One’s Adjusted EBITDAR increased by $0.7 million to $13.3 million and Adjusted EBITDAR margin increased by 0.8% compared to the prior year period, primarily driven by the mix of external and internal revenue. The primary changes compared to the prior year period were as follows:

•
Higher external third-party PBH revenue, due to increased flight hours, which were partially driven by third-party customers' resumption of EC225 operations, in addition to new customer contracts, increased Adjusted EBITDAR by $2.2 million;

•
Adjusted EBITDAR increased due to higher margin helicopter modification work, which was partially offset by decreased levels of engine work both in Canada and Norway, with a favorable net impact of $2.9 million;

•	Lower levels of MRO revenue with our Helicopter Services segment compared to the prior year period decreased Adjusted EBITDAR by approximately $3.0 million; and

•	Other costs changes, which include higher facilities costs and changes in the allowance for doubtful accounts, resulted in an unfavorable impact to Adjusted EBITDAR of $1.4 million.

Financial Condition and Sources of Liquidity
Analysis of Historical Cash Flows
For the six months ended October 31,
(In thousands of U.S. dollars)

	2013	2014
Cash used in operating activities	$(20,061)	$(26,288)
Cash provided by financing activities	145,062	17,020
Cash used in investing activities	(152,621)	(182,533)
Effect of exchange rate changes on cash and cash equivalents	(11,992)	(2,809)
Change in cash and cash equivalents during the period	$(39,612)	$(194,610)

Cash Flows Used In Operating Activities
Cash flows used in operating activities increased by $6.2 million compared to the prior year period, due to a decrease in cash flow results from operations, adjusted for non-cash items and working capital movements, of $4.9 million. This was driven in part by higher cash taxes paid in the current year period, an increase in helicopter lease and associated costs which was partially offset by a net increase in other operating cash flows as a result of a higher level of margin earned on customer contracts. In addition, we incurred higher pension contributions of $0.7 million and higher cash payments for deferred lease financing costs of $0.6 million in the current year period compared to the prior year period.
One of our continued areas of focus is the improvement of our cash flows through operational growth. We have implemented a number of initiatives, but have not consistently decreased our use of cash in operations. No assurance can be given that our efforts to reduce operational cash requirements, including continued efforts to achieve greater cost efficiencies through our broad transformation program and reductions in our debt obligations to reduce interest costs, will be effective. The business may not generate sufficient net cash from operating activities and future borrowings may not be available in amounts sufficient to enable us to service our debt or to fund our other liquidity needs. On August 21, 2014, we entered into definitive agreements with funds managed by CD&R for the investment of up to $600.0 million in CHC Group Ltd. through the issuance of redeemable convertible preferred shares in a private placement. See "—Financing Transactions" included elsewhere in this Quarterly Report on Form 10-Q for further information. It is currently expected that the net cash from operating activities will, together with CD&R's investment in redeemable convertible preferred shares and our ability to access financing through our senior secured revolving credit facility, other financing markets, new operating leases and proceeds from the sale of helicopters and other assets, be sufficient to meet the on-going cash flow requirements. If we are unable to meet our debt obligations or fund other liquidity needs, alternative financing plans may need to be undertaken, such as refinancing or restructuring debt, selling assets, reducing or delaying capital investments or raising additional capital. See “Risk Factors – Risks Related to Our Net Losses and Our Indebtedness–Our level of indebtedness could affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage” in Part II, Item 1A "Risk Factors" elsewhere in this Quarterly Report on Form 10-Q.
Cash Flows Provided By Financing Activities
Cash flows provided by financing activities decreased by $128.0 million to $17.0 million compared to the prior year period. This was primarily due to proceeds from the issuance of $300.0 million aggregate principal amount of senior unsecured notes on May 13, 2013 and by a $65.0 million open market purchase of our senior secured notes at premiums ranging from 8.00% to 9.13% in May 2014, both by our wholly owned subsidiary CHC Helicopter S.A. In the current year period a distribution of $8.5 million was paid to the minority shareholder of EHOB due to an amendment of the shareholders' agreement on October 30, 2014. For more information, see Note 3(a)(i) of our unaudited interim consolidated financial statements for the three and six months ended October 31, 2013 and 2014 included elsewhere in this Quarterly Report on Form 10-Q.
The decrease in cash provided by financing activities was partially offset by $110.2 million of net proceeds on the issuance of the redeemable convertible preferred shares in connection with the first closing of the private placement with CD&R. See Item 2, “Management’s discussion and analysis of financial condition and results of operations - Financing Transactions.” In addition, there was a decrease in net repayments on our senior secured revolving credit facility of $109.2 million and lower deferred financing costs of $8.1 million, which were incurred due to the issuance of $300.0 million aggregate principal amount of senior unsecured notes issued on May 13, 2013. In the prior year period we also repaid a related party loan of $25.1 million which did not recur in the current year period.
Cash Flows Used In Investing Activities
Cash flows used in investing activities increased by $29.9 million to $182.5 million, due primarily to an decrease on proceeds received from the disposal of property and equipment of $66.7 million and an increase in property and equipment additions of $20.2 million partially offset by a decrease in cash outflows of $67.1 million due to a lower net amount of helicopter deposits, compared to the prior year period. Proceeds from the disposal of property and equipment primarily decreased in the current year period due to a lower level of sale and leaseback activity. Property and equipment additions increased due to a higher level of helicopter purchases offset by lower lease buyout activity compared to the prior year period. In addition, there was a $10.1 million increase in cash outflows due to a change in restricted cash, primarily related to the timing of receivables collection as part of our accounts receivable securitization program, in the current year period compared to the prior year period.

Liquidity and Sources of Liquidity
As of April 30, 2014 and October 31, 2014, our liquidity totaled $650.7 million and $463.5 million, respectively, and was comprised as follows:

(In millions of U.S. dollars)	April 30, 2014	October 31, 2014
Cash and cash equivalents	$302.5	$107.9
Senior secured revolving credit facility:
Facility credit limit	375.0	375.0
Outstanding letters of credit	(54.9)	(44.5)
Available senior secured revolving credit facility	320.1	330.5
Available overdraft facilities	28.1	25.1
Total liquidity	$650.7	$463.5
Our cash requirements include our normal operations as well as our debt and other contractual obligations as discussed under the caption “Future Cash Requirements” below. In May 2014, one of our subsidiaries purchased $65.0 million of the senior secured notes in the open market at premiums ranging from 8.00% to 9.13%. This will reduce our annual cash requirements by approximately $6.0 million. On November 26, 2014, one of our subsidiaries redeemed $105.0 million of the senior unsecured notes at a redemption price of 109.375% of the principal. This will reduce our annual cash requirements by approximately $9.8 million.
The ability to satisfy long-term debt obligations, including repayment of principal and interest will depend on future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. Our earnings and cash flow may vary significantly from year to year. As a result, the amount of debt that can be managed in some periods may not be appropriate in other periods. In addition, future cash flows may be insufficient to meet debt obligations and commitments, including our senior notes, and our senior secured revolving credit facility. Any insufficiency could negatively impact the business. In addition, each of the indentures governing our senior unsecured notes and senior secured notes allows us to incur additional indebtedness. The incurrence of additional indebtedness could negatively affect the repayment of principal and interest on the debt, including the senior unsecured notes and senior secured notes. We may face delays in obtaining cash from our subsidiaries in certain jurisdictions to fund future cash requirements due to central banking legislation or other regulations in these jurisdictions. These restrictions have not and are not expected to have an impact on our ability to meet our obligations. We believe that our existing and future cash flows, CD&R's investment in redeemable convertible preferred shares, as well as our ability to access financing through our senior secured revolving credit facility, other financing markets, new operating leases and proceeds from the sale of helicopters and other assets are sufficient to meet our on-going cash flow requirements. Similarly, we expect that our transformation program will generate new initiatives to create greater liquidity. However, our net earnings have been insufficient to cover our fixed charges since 2008. If cash flow from operations is insufficient to satisfy the debt obligations, alternative financing plans may need to be undertaken, such as refinancing or restructuring the debt, selling assets, reducing or delaying capital investments or raising additional capital or indebtedness. Any alternative financing plans that may be undertaken by us, including the private placement described below in "Sources of

Liquidity", may not be sufficient to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, including obligations under the notes, or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations and prospects. See Part II, Item 1A “Risk Factors – Risks Related to Our Net Losses and Our Indebtedness– Our level of indebtedness could affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage” included elsewhere in this Quarterly Report on Form 10-Q.
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
On May 13, 2013, our wholly owned subsidiary CHC Helicopter S.A issued an aggregate principal amount of $300.0 million of senior unsecured notes at par value, bearing interest at an annual rate of 9.375% with semi-annual interest payments due on June 1 and December 1 and mature on June 1, 2021. The senior unsecured notes are guaranteed by us and certain direct and indirect wholly owned subsidiaries on a joint and several basis. The net proceeds from the notes were used to repay the borrowings under our senior secured revolving credit facility. We also incurred financing fees of approximately $6.0 million, which will be amortized over the term of the senior unsecured notes. On November 26, 2014, one of our subsidiaries redeemed $105.0 million of the senior unsecured notes at a redemption price of 109.375% of the principal. This will reduce our annual cash requirements by approximately $9.8 million. A loss on debt extinguishment of $11.7 million will be recorded in the three and nine months period ended January 31, 2015.
We issued ordinary shares for net cash proceeds of $317.8 million as part of our IPO on the New York Stock Exchange and subsequent exercise of an option to purchase additional shares by the underwriters. A portion of the net proceeds from the offering were used to repay the borrowings under our senior secured revolving credit facility on January 23, 2014.

On January 23, 2014, we entered into a senior secured revolving credit facility for $375.0 million held by a syndicate of financial institutions for a term of five years and bearing interest at the Alternate Base Rate, LIBOR, Canadian Prime Rate, CDOR or EURIBOR, plus an applicable margin that ranges from 3.50% to 4.50%, subject to a leverage-based step-down of 0.75%. The senior secured revolving credit facility is secured on a priority basis and ranks equally with the senior secured note holders except for payments upon enforcement and insolvency, where the revolving credit facility will rank before the senior secured note holders. The senior secured notes and senior secured revolving credit facility are guaranteed on a first-priority lien basis by most of our subsidiaries on a joint and several basis. For information about the financial position and results of operations of our non-guarantor subsidiaries, see Note 22 of our unaudited interim consolidated financial statements for the three and six months ended October 31, 2013 and 2014 included elsewhere in this Quarterly Report on Form 10-Q.

On August 21, 2014, we entered into definitive agreements with funds managed by Clayton, Dubilier & Rice (CD&R) for the investment of up to $600.0 million in CHC Group Ltd. through the issuance of redeemable convertible preferred shares in a private placement, which is described above in “– Financing Transactions.”

The redeemable convertible preferred shares offered to the purchaser in the private placement will not be or have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This Quarterly Report on Form 10-Q does not constitute an offer to sell or a solicitation of an offer to buy any securities.

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

Future Cash Requirements
Operating Lease Commitments
We are party to helicopter operating leases with 19 lessors in respect of 167 helicopters included in our fleet as of October 31, 2014. As of October 31, 2014, these leases had expiry dates ranging from fiscal 2015 to 2025. For those helicopters where we have the option to purchase them for agreed amounts the purchase options do not constitute bargain purchase options and we do not have a commitment to exercise the options. With respect to such leased helicopters, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at our expense. We will either perform this work internally through our Heli-One business or have the work performed by an external repair and overhaul service provider. For more information, see Note 19 of our unaudited interim consolidated financial statements for the three and six months ended October 31, 2013 and 2014 included elsewhere in this Quarterly Report on Form 10-Q.
At October 31, 2014, we had commitments with respect to operating leases for helicopters, buildings, land and equipment. The net present value of our operating lease commitments at October 31, 2014 was $1,248.5 million. We have calculated the net present value based on our minimum lease payments, excluding any contingent rentals, using a 9.0% discount rate. See Note 19 of our unaudited interim consolidated financial statements for the three and six months ended October 31, 2013 and 2014 included elsewhere in this Quarterly Report on Form 10-Q for our minimum lease payments as at October 31, 2014. For helicopter leases expiring in the next twelve months, we have the option to refinance these leases, purchase the helicopters or return the helicopters under the agreement terms.
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
Other Commitments
As at October 31, 2014, we have committed to purchase 22 new technology helicopters and the total required additional expenditures for these helicopters is approximately $528.8 million. These helicopters are expected to be delivered in fiscal 2015 ($133.5 million), 2016 ($212.5 million) and 2017 and thereafter ($182.8 million) and will be deployed in our Helicopter Services segment. We intend to enter into leases for these helicopters or purchase them outright upon delivery from the manufacturer. We have also committed to purchase $47.3 million of helicopter parts by October 31, 2015 and $100.0 million of heavy helicopters from Airbus Helicopters prior to December 31, 2016.
Variable Interest Entities
We have a variable interest in certain entities that are not consolidated, as we are not the primary beneficiary, which provide operating lease financing to us and an entity that provides flying services to third-party customers. At October 31, 2014, we had operating leases for 97 helicopters with variable interest entities, or VIEs, that were not consolidated. See Note 3(b)(ii) of the unaudited interim consolidated financial statements for the three and six months ended October 31, 2013 and 2014 included elsewhere in this Quarterly Report on Form 10-Q.
Guarantees
We have provided limited guarantees to third parties under some of our operating leases relating to a portion of the residual values of the helicopters at the termination of the leases. The leases have terms expiring between fiscal 2015 and 2024. At October 31, 2014, our exposure under the asset value guarantees, including guarantees in the form of funded and unfunded residual value guarantees, rebateable advance rentals and deferred payments was approximately $242.5 million.

Contingencies
We have exposure for certain legal matters as disclosed in Note 20 to the unaudited interim consolidated financial statements for the three and six months ended October 31, 2013 and 2014 included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes in our exposure to contingencies since October 31, 2014.
Covenants and Contractual Adjusted EBITDA
Our senior secured notes, senior unsecured notes, senior secured revolving credit facility, other long-term debt obligations and certain helicopter lease agreements impose operating and financial limitations on us through financial covenants, which among other things, limit the ability to incur additional indebtedness, create liens, sell or sublease assets, engage in mergers or acquisitions and make dividend and other payments.
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
Contractual Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net earnings (loss) or other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. In addition, Contractual Adjusted EBITDA as presented herein may not be comparable to similarly titled measures of other companies. We use Contractual Adjusted EBITDA as a measure to calculate certain financial covenants related to our senior secured revolving credit facility, the senior secured notes indenture and the senior unsecured notes indenture. Under the senior secured revolving credit facility agreement, we must maintain a ratio of 2.5 to 1 or less of first priority net debt as defined in the senior secured revolving credit facility agreement to Contractual Adjusted EBITDA. If the financial covenant is not maintained, repayment of the senior secured revolving credit facility can be accelerated. Under the senior secured revolving credit facility agreement, senior secured notes indenture and senior unsecured notes indenture, we must meet certain Contractual Adjusted EBITDA ratios to incur additional indebtedness above the permitted indebtedness as defined in the senior secured revolving credit facility agreement, senior secured notes indenture and senior unsecured notes indenture. To incur additional indebtedness which is not otherwise permitted, we must have a Contractual Adjusted EBITDA to fixed charges ratio as defined in the senior secured revolving credit facility agreement, senior secured notes indenture and senior unsecured notes indenture that is equal to or greater than 2.0 to 1.0. However, if the indebtedness is secured by a lien then we must also have a total secured indebtedness, net of cash, to Contractual Adjusted EBITDA ratio as defined in the senior secured revolving credit facility agreement and notes indenture that is less than or equal to 5.0 to 1.0.
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

Because of these limitations, Contractual Adjusted EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. Set forth below is a reconciliation of net loss to Contractual Adjusted EBITDA derived from the consolidated financial statements of CHC Group Ltd. and from the consolidated financial statements of our subsidiary 6922767 Holding S.à.r.l. for the last twelve months ended October 31, 2014. As of October 31, 2014, we were in compliance with all financial covenants contained in the agreements governing our outstanding indebtedness.

	6922767 Holding S.à.r.l	CHC Group Ltd.
(In thousands of U.S. dollars)	For the last twelve months ended October 31, 2014	For the last twelve months ended October 31, 2014
Net loss	$(262,997)	$(295,014)
Earnings from equity accounted investees, net of cash distributions received	(3,497)	(3,497)
Fixed charges (a)	134,039	134,039
Other financing charges	42,384	41,917
Income tax expense	32,669	32,686
Depreciation	140,700	140,700
Asset impairment charge (b)	149,325	149,325
Loss on disposal of assets	10,088	10,088
Restructuring	4,376	4,376
Business optimization costs	3,172	3,172
Stock-based compensation expense	14,789	32,092
Amortization of deferred charges (c)	3,793	3,793
Amortization of advanced helicopter rental payments	4,841	4,841
Unusual/non-recurring costs (d)	7,824	9,716
Investment/acquisition/permitted disposal (e)	130	1,400
Pension adjustment (f)	(18,664)	(18,664)
Pro-forma capital lease adjustment (g)	—	—
Contractual Adjusted EBITDA (h)	$262,972	$250,970

(a)
Fixed charges include interest expense, the interest component of payments associated with capital lease obligations, net of interest income, and pro-forma adjustments as per the applicable indenture governing the senior secured notes and the senior unsecured notes. The amortization of debt issuance costs and financing fees are excluded from fixed charges.

(b)
Asset impairment charge includes impairment (recovery) of funded residual value guarantees and receivables, impairment of assets held for sale, impairment of assets held for use and impairment of intangible assets.

(c)	Amortization of initial costs on leased helicopters.

(d)	Unusual or non-recurring costs that include professional fees.

(e)	Costs incurred related to potential investment, acquisitions and divestures.

(f)	This is an adjustment to arrive at the current service cost of the pension.

(g)	This is a pro-forma adjustment resulting from the capitalization of certain operating leases.

(h)
Contractual Adjusted EBITDA for the periods presented does not include the pro forma effect of helicopter acquisitions or disposals. However, the senior secured revolving credit facility and the applicable indenture governing the senior secured notes and the senior unsecured notes permit us to calculate Contractual Adjusted EBITDA for purposes of the applicable covenants contained therein, giving pro forma effect to helicopter acquisitions, net of disposals.

Critical Accounting Policies and Estimates
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Original 10-K for the fiscal year ended April 30, 2014. We have updated our critical accounting policies related to the issuance of redeemable convertible preferred shares, as discussed in Item 2, “Management’s discussion and analysis of financial condition and results of operations - Financing Transactions,” in Note 12(a) of the unaudited interim consolidated financial statements for the three and six months ended October 31, 2013 and 2014 included elsewhere in this Quarterly Report on Form 10-Q as follows.
"The Redeemable Convertible Preferred Shares ("preferred shares") are classified as temporary equity and are carried at their initial carrying amount as the preferred shares are contingently redeemable only in the event of a change of control. The possible future redemption of the preferred shares as a result of a change in control has been assessed as not probable.
Direct and incremental costs on issuance of the preferred shares have been netted against the proceeds received."
In addition, we updated our accounting policy related to the recognition of the redemption value of the redeemable non-controlling interest related to our investment in EEA Helicopters Operations B.V. as described in Note 3(a)(i) of the unaudited interim consolidated financial statements for the three and six months ended October 31, 2013 and 2014 included elsewhere in this Quarterly Report on Form 10-Q as follows:
"The change in the exercise conditions for the options makes it probable that the non-controlling interest will become redeemable and accordingly it is recorded at its redemption value. We have elected to recognize any changes in the redemption value immediately as they occur and adjust the carrying amount of the redeemable non-controlling interest to equal the redemption value at the end of the reporting period. The change in redemption value is recognized in additional paid-in capital."
Recent Accounting Pronouncements
See Note 2 in the unaudited interim consolidated financial statements for the three and six months ended October 31, 2013 and 2014, contained elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to certain market risks arising from the use of financial instruments in the ordinary course of business. This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk and interest rate risk as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014 and Note 2 in the “Notes to Interim Consolidated Financial Statements (Unaudited)” included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our quantitative and qualitative disclosures about market risk.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2014. Based upon this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses since our acquisition on September 16, 2008 of the entity formerly known as CHC Helicopter Corporation, including approximately $96.2 million, $116.5 million, $170.9 million and $211.1 million in the last three fiscal years ended April 30, 2012, 2013 and 2014 and the six months ended October 31, 2014, respectively. Our net losses from the period September 16, 2008 through October 31, 2014 have resulted from a number of factors, including non-cash impairments of goodwill and other assets totaling $1,068.4 million and interest charges related to substantial leverage incurred to acquire additional helicopters and grow our business. We may continue to incur net losses in the future and our net losses may increase in the future, including as a result of our planned helicopter acquisitions, and we cannot assure you that we will achieve or sustain profitability, or that we will continue to generate sufficient cash flow and liquidity through access to the capital markets to meet our debt and interest obligations as and when they become due.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage.*
We are highly leveraged. As of October 31, 2014, our total indebtedness was $1,490.5 million. Our level of indebtedness could have important consequences to you. For example, it could:

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

We cannot predict future oil and gas price movements. Any prolonged reduction in oil and gas prices could depress the level of helicopter activity in support of exploration and, to a lesser extent, production activity and, therefore have a material adverse effect on our business, financial condition and results of operations. For the fiscal year ended April 30, 2014, revenue generated by helicopter transportation services for the oil and gas industry was approximately 83% of our total revenues. No assurance can be given that the recent volatility of oil and gas prices will not adversely affect offshore exploration or production operations, or that our operations will not be adversely effected.
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
We rely on a limited number of large offshore helicopter support contracts with a limited number of customers. For the fiscal year ended April 30, 2014, revenue from Statoil ASA totaling $245.6 million and Petrobras totaling $238.1 million were approximately 14% and 13% of our total revenues respectively. For the fiscal year ended April 30, 2014, our top ten customers accounted for approximately 67% of our total revenues. Many of our contracts contain clauses that allow for early termination by the customer for convenience, which, if exercised, could have a material adverse effect on our business, financial condition or results of operations.
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
We attempt to protect ourselves against potential losses through our safety management system and insurance coverage. However, portions of our insurance coverage are subject to deductibles and maximum coverage amounts, and we do not carry insurance against all types of losses. We cannot ensure that our existing coverage will be sufficient to protect against all losses, that we will be able to maintain our existing coverage in the future or that the premiums will not increase substantially, including potentially, in connection with the AS332L2 accident that occurred in August 2013. See “Management's Discussion and Analysis of Financial Condition and Results of Operation—Recent Developments.” Our safety management system may not be effective. In addition, terrorist activity, risk of war, accidents or other events could increase our insurance premiums. Our inability to renew our aviation insurance coverage or the loss, expropriation or confiscation of, or severe damage to, a large number of our helicopters could adversely affect our operations and possibly our financial condition and results of operations. Furthermore, we are not insured for loss of profit, loss of use of our helicopters, business interruption or loss of flight hours. The loss of, or limited availability of, our liability insurance coverage, inadequate coverage from our liability insurance or substantial increases in future premiums could have a material adverse effect on our business, financial condition and results of operations.
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
We depend on a small number of helicopter manufacturers.*
We contract with only four manufacturers of heavy and medium helicopters: Airbus Helicopters (formerly Eurocopter), Sikorsky, AgustaWestland and Bell. These manufacturers have limited availability of helicopters, particularly heavy helicopters, and we have limited alternative sources of new helicopters. If we are unable to acquire new helicopters, continue operating helicopters already in our fleet, or purchase helicopters in the secondary markets, our business would be harmed.
Lead times for delivery of new heavy and medium helicopters are long (currently at least one year and historically as long as two years), and annual production of new heavy and medium helicopters is limited. If any of these helicopter manufacturers faced production delays due to, for example, natural disasters, labor strikes, unavailability of skilled labor or safety issues, we may experience a significant delay in the delivery of previously ordered helicopters. During these periods, we may not be able to obtain additional helicopters with acceptable pricing, delivery dates or other terms. Delivery delays or our inability to obtain acceptable helicopter orders would adversely affect our revenue and profitability and could jeopardize our ability to meet the demands of our customers and execute our growth strategy. Although we have been able to acquire sufficient helicopters to date, a lack of available helicopters or the failure of our suppliers to deliver helicopters we have ordered on a timely basis could limit our ability to take advantage of growth opportunities or jeopardize our ability to meet the demands of our customers. Additionally, lack of availability of new helicopters could result in an increase in prices for certain types of used helicopters.
If any of the helicopter manufacturers we contract with, or the government bodies that regulate them, identify safety issues with helicopter models we currently operate or that we intend to acquire, we may be unable to operate a portion of our fleet or could experience a delay in acquiring new helicopters, both of which would negatively affect our business. For example, in October 2012, one of our EC225 helicopters made a controlled water landing in the North Sea with no injuries to crew or passengers. All flights of all operators using the same type of helicopter were subsequently suspended for the duration of a lengthy investigation and corrective action from the manufacturer. In August 2013, one of our AS332L2 helicopters was involved in an accident in the North Sea, resulting in four fatalities, see “Risks Related to Our Business and Industry—Operating helicopters involves a degree of inherent risk and we are exposed to the risk of losses from safety incidents.” The cause of the August 2013 accident is not yet known. Regulatory investigations and political debate are currently in process or planned in the United Kingdom. The AS332L2 and the EC225 are produced by the same manufacturer, and we operate other helicopter types by this manufacturer (as of October 31, 2014, 86 helicopters in total, which total represents approximately 37% of our entire fleet). If it is ever determined that a safety issue exists across one or more model types by the same manufacturer, we may be required to suspend flight operations of a significant and material portion of our fleet.
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
Canada
Our helicopter operations in Canada are conducted through CHC Helicopters Canada Inc., a company in which we hold a minority interest. Our flying operations are regulated by Transport Canada and are conducted under that company’s air operator's certificate, or AOC. Our ability to conduct our helicopter operating business in Canada is dependent on our ability to maintain our relationship with CHC Helicopters Canada Inc. Our helicopter operations in certain other countries are conducted pursuant to an AOC issued by the Minister of Transport (Canada) under the provisions of the Aeronautics Act (Canada) for approximately 20 helicopters which our wholly owned subsidiary holds pursuant to an exemption until 2015. If we are unable to extend the ministerial exemption pursuant to which this certificate is issued, we will need to obtain licenses and certificates issued by the countries in which we conduct such operations or reach an agreement with CHC Helicopters Canada Inc. and/or customers in such countries to transfer the operations there to CHC Helicopters Canada Inc. We cannot give any assurance that we will be able to extend the ministerial exemption, obtain local licenses and certificates or transfer such operations to CHC Helicopters Canada Inc., either at all or on acceptable terms.
Australia
Civil aviation in Australia is governed by the Civil Aviation Act 1988 (Cwlth) of Australia, and regulations made thereunder. To operate a helicopter in Australia, it must be registered with the Australian Civil Aviation Safety Authority (“CASA”) and a Certificate of Airworthiness must be obtained, be valid and be in effect. The operation of a helicopter for a commercial purpose into, out of, or within Australian territory can only be undertaken as authorized by an AOC. Our ability to offer our helicopter transportation services in Australia is dependent on maintaining this certificate.
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
Risks associated with some of our operations include political, social and economic instability, war, terrorism, civil disturbances, pandemic health issues or other events that may limit or disrupt markets, expropriation without fair compensation, requirements to award contracts, concessions or licenses to nationals, international exchange restrictions and currency fluctuations, changing political conditions and monetary policies of foreign governments. Any of these events could materially adversely affect our ability to provide services to our customers. Certain of our helicopter leases and loan agreements impose limitations on our ability, including requiring the prior approval of the lessor or the lender, to locate particular helicopters in certain countries. We cannot provide assurance that these limitations will not affect our ability to allocate resources in the future to meet our operational needs.
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
In addition, from time to time, we and our subsidiaries are subject to investigation by various government agencies in the jurisdictions in which we operate. In 2006, we voluntarily disclosed to the U.S. Office of Foreign Asset Control, or the OFAC, that one or more of our subsidiaries, formerly operating as Schreiner Airways might have violated applicable U.S. laws and regulations by re-exporting to Iran, Sudan, and Libya certain helicopters, related parts, map data, operation and maintenance manuals, and helicopter parts for third-party customers. OFAC’s investigation is ongoing and we continue to fully cooperate. Should the U.S. government determine that these activities violated applicable laws and regulations, we or our subsidiaries could be subject to civil or criminal penalties, including fines and/or suspension of the privilege to engage in trading activities involving goods, software and technology subject to U.S. jurisdiction. At October 31, 2014, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition or results of operations.
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
On August 11, 2014, CASA gave notice that it was canceling the exemption for our Fatigue Risk Management System (“FRMS”).  Although this is not a challenge to our AOC, if the cancellation were allowed to go into effect, it would reduce the number of hours our pilots could be rostered for duty in Australia. We believe that CASA's action is unwarranted and does not comply with law.  On August 18, 2014, we filed a judicial action seeking to enjoin CASA from canceling our exemption. At a hearing on the merits on November 10, 2014, CASA conceded to our requested relief.  We continue to work with CASA to ensure our operations remain compliant with all safety regulations.
In the event we are or become treated as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes, our U.S. shareholders could be subject to adverse U.S. federal income tax consequences.*
In the event we are or become a PFIC, U.S. Holders (as defined below) of our shares could be subject to adverse U.S. federal income tax consequences. These consequences include the following: (i) if our shares are “marketable stock” for purposes of the PFIC rules and a U.S. Holder makes a mark-to-market election with respect to its shares, the U.S. Holder will be required to include annually in its U.S. federal taxable income an amount reflecting any year-end increase in the value of its shares, (ii) if a U.S. Holder does not make a mark-to-market election, it may incur significant additional U.S. federal income taxes on income resulting from certain distributions on, or any gain from the disposition of, our shares, as such income generally would be allocated over the U.S. Holder’s holding period for its shares and subject to tax at the highest rates of U.S. federal income taxation in effect for such years, with an interest charge then imposed on the deferral of the resulting taxes with respect to such income, and (iii) dividends paid by us would not be eligible for reduced individual rates of U.S. federal income taxation in any year in which we are treated as a PFIC and in any year immediately following a year in which we are treated as a PFIC. In addition, U.S. Holders that own an interest in a PFIC are required to file additional U.S. federal tax information returns under guidance that has yet to be finalized. A U.S. Holder may not make a mark-to-market election with respect to any of our subsidiaries that are PFICs to mitigate the adverse tax consequences applicable under the PFIC rules attributable to any such subsidiary.
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
The term “U.S. Holder” means a beneficial owner of shares that is, for U.S. federal income tax purposes, (1) an individual who is a citizen or resident of the United States, (2) a corporation (or entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof, or the District of Columbia, (3) an estate the income of which is subject to U.S. federal income tax regardless of its source or (4) a trust (x) with respect to which a court within the United States is able to exercise primary supervision over its administration and one or more United States persons have the authority to control all of its substantial decisions or (y) that has elected under applicable U.S. Treasury regulations to be treated as a domestic trust for U.S. federal income tax purposes.

Risks Related to Our Ownership Structure
We are controlled by a shareholder group, which might have interests that conflict with ours or the interests of our other shareholders.*
Immediately following the third closing of the Private Placement, which is anticipated to occur on December 15, 2014, CD&R and First Reserve (the "Major Investors") will hold securities representing approximately 49.6% and 28.8%, respectively (without taking into account any preferred shares issued or to be issued in respect of amounts accrued as preferred dividends), of the voting power of all of our shareholders (subject to certain adjustments, if any). CD&R and First Reserve also have the ability to appoint a majority of our directors and have entered into a voting agreement relating to the election of directors. As a result, the Major Investors (and their assignees) have the ability to determine matters requiring shareholder approval, including without limitation, the election and removal of directors, and business combinations, changes of control and sales of all or substantially all of our assets.
Circumstances may occur in which the interests of the Investors could be in conflict with our interests or the interests of our other shareholders. For example, First Reserve and CD&R are both in the business of making investments in companies and might from time to time in the future acquire interests in businesses that directly or indirectly compete with certain portions of our business or that are suppliers or customers of ours. Further, if First Reserve or CD&R pursues such acquisitions or makes further investments in our industry, those acquisitions and investment opportunities might not be available to us. So long as the Major Investors continue to directly or indirectly own a significant amount of our equity, even if such amount is less than 50%, the Major Investors, as a group, will continue to be able to influence our decisions. In addition, this concentration of ownership could have the effect of delaying, preventing or deterring a change of control of our company, could deprive shareholders of an opportunity to receive a premium for their ordinary shares as part of a sale of our company and might ultimately affect the market price of our ordinary shares.
We are a “controlled company” within the meaning of the NYSE rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to shareholders of companies that are subject to such requirements.*
Funds affiliated with the Major Investors, as a group, beneficially own a majority of the voting power of our ordinary shares eligible to vote in the election of our directors. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our ordinary shares:

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
Risks Related to the Ownership of Our Shares
The market for our ordinary shares historically has experienced significant price and volume fluctuations.*
The market for our ordinary shares historically has experienced and may continue to experience significant price and volume fluctuations similar to those experienced by the broader stock market in recent years. Generally, the fluctuations experienced by the broader stock market have affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our ordinary shares. In addition, our announcements of our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us, our affiliates or our competitors could cause the market price of our ordinary shares to fluctuate substantially.

We have not paid dividends on our ordinary shares historically and may not pay any cash dividends on our ordinary shares for the foreseeable future.*
We have not paid cash dividends historically, nor do we expect to pay cash dividends on our ordinary shares in the foreseeable future. Our preferred shares are entitled to receive cumulative dividends and are also entitled to participate equally and ratably in all dividends on our ordinary shares.
Pursuant to the terms of the preferred shares issued in the Private Placement, which rank senior to our ordinary shares, we are required to pay regular cash dividends or issue shares in respect of amounts accrued as dividends on the preferred shares, and we may be required under certain circumstances to repurchase the preferred shares; such obligations could adversely affect our liquidity and financial condition.*
The preferred shares issued in the Private Placement have different dividend rights than our ordinary shares. Holders of preferred shares are entitled to participate ratably in all dividends paid on ordinary shares and, in addition, receive cumulative dividends payable quarterly at a rate of 8.5% per annum. The preferred dividends are payable in cash or satisfied by the issuance of preferred shares to the holders of preferred shares in lieu of cash quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on the first such quarterly date following the issuance of the preferred shares. We will issue preferred shares in respect of amounts of preferred dividends accruing up to November 12, 2016, the second anniversary of the second closing, and amounts of preferred dividends accruing after such anniversary will be either paid in cash or we will issue preferred shares in lieu of cash to the holders of preferred shares at our option, subject to certain conditions. If we fail to make timely dividends or in certain other circumstances, the dividend rate will increase to 11.5% per annum until such time as all accrued but unpaid dividends have been paid in full. In addition, the holders of our preferred shares have certain redemption rights, including upon certain change in control events involving us, which, if exercised, could require us to repurchase all of the outstanding preferred shares at the original purchase price of the preferred shares plus all accrued but unpaid dividends. Our obligations to pay regular dividends to the holders of preferred shares or any required repurchase of the outstanding preferred shares could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of preferred shares could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.
We may pursue additional capital in the future, which could dilute the holders of our outstanding ordinary shares and may adversely affect the market price of our ordinary shares.*
Although we have just entered into the Private Placement to raise a significant amount of capital, in the current economic environment we believe it is prudent to consider alternatives for raising capital when opportunities to raise capital at attractive prices present themselves, in order to further strengthen our capital and better position ourselves to take advantage of opportunities that may arise in the future. Such alternatives may include issuance and sale of ordinary shares or preferred shares. Any such capital raising alternatives could dilute the holders of our outstanding ordinary shares and may adversely affect the market price of our ordinary shares.
The issuance of preferred shares in the Private Placement and the issuance of additional preferred shares in lieu of preferred dividends in cash will reduce the relative voting power of holders of our ordinary shares, will dilute the ownership of such holders, and may adversely affect the market price of our ordinary shares.*
As of October 31, 2014, we had 81,344,469 ordinary shares outstanding and obligations to issue an additional 3,957,588 ordinary shares upon the exercise of outstanding options and other securities exercisable or convertible into our ordinary shares. Upon the third closing of the Private Placement, CD&R will hold shares representing approximately 49.6% of our ordinary shares on an as-converted basis without taking into account any preferred shares issued or to be issued in respect of amounts accrued as preferred dividends). CD&R and our other holders of preferred shares will also have priority over the holders of our ordinary shares with respect to the distribution of our assets in the event of our liquidation, dissolution or winding up, and will receive consideration per share potentially in excess of that received by holders of our ordinary shares in the event of a change of control.
In addition, conversion of the preferred shares to our ordinary shares will dilute the ownership interest of existing holders of our ordinary shares, and any sales in the public market of the ordinary shares issuable upon conversion of the preferred shares could adversely affect prevailing market prices of our ordinary shares.

The dividends on the preferred shares will diminish the net income available to holders of our ordinary shares and increase loss per ordinary share.*
Subject to the completion of the third closing of the Private Placement, we will have issued $600.0 million of preferred shares. The dividends accrued on the preferred shares will reduce the net income available to ordinary shareholders and increase our loss per ordinary share.
Our preferred shares have rights, preferences and privileges that are not held by, and are preferential to the rights of, holders of our ordinary shares. Such preferential rights could adversely affect our liquidity and financial condition, and may result in the interests of the holders of our preferred shares differing from those of the holders of our ordinary shares.*
Holders of preferred shares have the right to receive a liquidation preference entitling them to be paid out of our assets available for distribution to shareholders, before any payment may be made to holders of ordinary shares, an amount equal to the greater of (a) the liquidation value and (b) the amount that such holder would have been entitled to receive upon our liquidation, dissolution and winding up if all outstanding preferred shares had been converted into ordinary shares immediately prior to such liquidation, dissolution or winding up.
In addition, dividends on the preferred shares accrue and are cumulative, whether or not declared by our board of directors, at the rate of 8.5% per annum on the sum of the original issue price plus all unpaid accrued and accumulated dividends thereon. These preferred dividends are payable in cash or we will issue preferred shares to the holders of preferred shares in lieu of cash quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on the first such quarterly date following the issuance of the preferred shares. With respect to the preferred dividends accruing up to November 12, 2016, the second anniversary of the second closing, we will issue preferred shares in lieu of paying a dividend in cash, and amounts of preferred dividends accruing after such anniversary will be either paid in cash or we will issue preferred shares in lieu of cash to the holders of preferred shares at our option, subject to certain conditions. If we fail to make timely dividends or in certain other circumstances, the dividend rate will increase to 11.5% per annum until such time as all accrued but unpaid dividends have been paid in full or preferred shares have been issued in lieu thereof. Moreover, if we declare or pay a cash dividend on our ordinary shares, we will be required to declare and pay a dividend on the outstanding preferred shares on a pro rata basis with the ordinary shares determined on an as-converted basis. The holders of our preferred shares are also able to require the redemption of all or any of their preferred shares upon our change of control at a purchase price equal to the liquidation value of such preferred shares.
Holders of preferred shares have the right to vote at all shareholders meetings together with, and as part of one class with, the ordinary shares (on an as-converted basis), provided, however, that the preferred shares of any one holder and its affiliates (together with any votes of such holder and its affiliates in respect of any previously issued ordinary shares upon conversion of preferred shares) do not represent more than 49.9% of the total number of votes. In addition, the prior written consent of the holders of a majority of the preferred shares is required to, among other things, (i) create, or issue additional, equity or convertible securities other than voting or non-voting ordinary shares or (ii) enter into a debt agreement restricting the payment of dividends or a distribution by the issuance of preferred shares or the conversion of preferred shares into ordinary shares.
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
There may be sales of a substantial amount of our ordinary shares, and these sales could cause the price of our ordinary shares to fall.*
Sales of substantial amounts of our ordinary shares in the public market, including by us, First Reserve, CD&R or other shareholders, or the perception that such sales will occur, could adversely affect the market price of our ordinary shares and make it difficult for us to raise funds through securities offerings in the future.
Pursuant to the terms of the Private Placement, we have issued to CD&R preferred shares convertible into a large number of ordinary shares and CD&R has certain registration rights with respect to the ordinary shares issuable upon conversion of the preferred shares and certain preferred shares held by it. The registration rights for CD&R would allow CD&R to sell its shares without compliance with the volume and manner of sale limitations under Rule 144 promulgated under the Securities Act.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, we will need to commit significant resources, hire additional staff and provide additional management oversight. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We have incurred and expect to incur significant additional annual expenses related to these steps and, among other things, additional directors' and officers’ liability insurance, director fees, reporting requirements, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.
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
Provisions of our memorandum and articles of association, as amended (or our articles of association), and Cayman Islands law may have the effect of delaying or preventing a change of control or changes in our management. Our articles of association contain provisions that:

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
The foregoing provisions may impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing shareholders.
Our organizational documents contain a variety of anti-takeover provisions that could delay, deter or prevent a change in control.*
Various provisions of our organizational documents and Cayman Islands law may delay, deter or prevent a change in control of us that is not approved by our board of directors. These provisions include:

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

•	a requirement that shareholder proposals and nominations will be considered only at an extraordinary general meeting convened for such purpose; and

•	the authority of the board of directors to issue preferred shares with such terms as the board of directors may determine.
Shareholder rights under Cayman Islands law may differ materially from shareholder rights in the United States, which could adversely affect the ability of us and our shareholders to protect our and their interests.*
We are a company incorporated under the laws of the Cayman Islands. Our corporate affairs are governed by our articles of association, as amended and restated from time to time, by the Companies Law (as revised) of the Cayman Islands and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands, as well as from English common law, the decisions of whose courts are of persuasive authority but are not binding on a court in the Cayman Islands. In particular, some jurisdictions, such as the state of Delaware, have more fully developed and judicially interpreted bodies of corporate laws. Moreover, there are certain types of corporate transactions which may be carried out under the laws of the Cayman Islands pursuant to which dissenting shareholders would not have automatic statutory rights comparable to appraisal rights that might otherwise ordinarily be available to dissenting shareholders of certain U.S. corporations. Historically, there have not been any reported instances of class actions having been successfully brought before the Cayman Islands courts. Such actions are ordinarily available in respect of U.S. corporations in U.S. courts. Finally, Cayman Islands companies might not have standing to initiate shareholder derivative actions before the federal courts of the United States. As a result, our public shareholders could face different considerations in protecting their interests in actions against our management, directors or controlling shareholder than would shareholders of a corporation incorporated in a jurisdiction in the United States, and our ability to protect our interests may be limited if we are harmed in a manner that would otherwise enable us to sue in a United States federal court.
As a shareholder, you might have difficulty obtaining or enforcing a judgment against us because we are incorporated under the laws of the Cayman Islands.
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
The Major Investors may compete with us, and our articles of association contain a provision that expressly permits our non-employee directors to compete with us.*
First Reserve and/or CD&R may compete with us for investments in our business. There is no assurance that any conflicts of interest created by such competition will be resolved in our favor. Moreover, First Reserve and CD&R are both in the business of making investments in companies and might acquire or hold interests in businesses that compete directly or indirectly with us. Our articles of association provide that, to the maximum extent permitted from time to time by Cayman Islands law, we renounce any interest or expectancy that we have in, or any right to be offered an opportunity to participate in, any business opportunities that are from time to time presented to our directors or their affiliates, other than to those directors who are employed by us or our subsidiaries, unless the business opportunity is expressly offered to such person in his or her capacity as a director of the Company, and none of First Reserve or its affiliates, or any director who is not employed by us or any of his or her affiliates, will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we or our affiliates engage or propose to engage or to refrain from otherwise competing with us or our affiliates. First Reserve and/or CD&R also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities might not be available to us.
Our articles of association also provide that any director, officer, committee member or agent of both the Company and a member of First Reserve and its affiliates (or an Identified Person), First Reserve or any non-employee director taking, developing, offering or transferring to another person or entity, any potential transaction, business or investment opportunity that has been renounced by the Company shall not constitute an act or omission committed in bad faith or as the result of active or deliberate dishonesty, and any benefit received, directly or indirectly, by First Reserve, an Identified Person or any non-employee director as the result of any such potential transaction, business or investment opportunity shall not constitute receipt of an improper benefit, or an improper personal benefit, in money, property, services or otherwise.
Our articles of association provide that, to the maximum extent permitted from time to time by Cayman Islands law, each of our non-employee directors (including those designated by First Reserve and CD&R) may:

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

First Reserve, a member of our majority shareholder group that controls us, also controls an entity that leases helicopters to us.
Certain funds affiliated with First Reserve, a member of our majority shareholder group, hold approximately 100% of the equity interests in Hover SE Leasing, or Hover, which indirectly owns a minority interest in 31 helicopters. Through Hover, First Reserve leases such helicopters to us pursuant to long-term leases ranging in duration between eight and ten years. For the fiscal year ended April 30, 2014, the total operating lease expense in connection with such leases was $50.4 million.

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
Issuer Purchases of Equity Securities
We have not and do not currently intend to retire or repurchase any of our shares other than providing our employees with the option to withhold shares to satisfy tax withholding amounts due from employees upon the vesting of restricted shares in connection with our 2013 Plan.

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
July 1 through July 31, 2014	35,554 (1)	$7.53(2)	-	-
Total	35,554	$7.53	-	-
__________________
(1)      Consists solely of 35,554 shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted shares.
(2)      The weighted-average price per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CHC Group Ltd.

By:	/s/ Joan Schweikart Hooper Joan Schweikart Hooper Senior Vice President and Chief Financial Officer
Date: December 12, 2014

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Memorandum and Articles of Association					X
4.1	Indenture, dated as of May 13, 2013, among CHC Helicopter S.A., the Guarantors named therein, and The Bank of New York Mellon, as Trustee, governing the 9.375% Senior Notes due 2021.	8-K	333-179072	4.1	5/14/2013
4.2	First Supplemental Indenture, dated as of January 31, 2014, among CHC Group Ltd., CHC Helicopter S.A., each other existing Guarantor referred to therein, and The Bank of New York Mellon, as trustee, governing the 9.375% senior unsecured notes due 2021.	8-K	001-36261	4.2	2/5/2014
4.3
Second Supplemental Indenture, dated as of October 15, 2014, among CHC Helicopters (Barbados) SRL, CHC Helicopter S.A., each other existing Guarantor referred to therein, and The Bank of New York Mellon, as trustee, governing the 9.375% senior unsecured notes due 2021.
						X
4.4
Third Supplemental Indenture, dated as of October 24, 2014, among CHC Helicopters (Barbados) SRL, CHC Helicopter S.A., each other existing Guarantor referred to therein, and The Bank of New York Mellon, as trustee, governing the 9.375% senior unsecured notes due 2021.
						X
4.5	Form of 9.375% Senior Notes due 2021 (included in Exhibit 4.1).	8-K	333-179072	4.1	5/14/2013
4.6	Indenture, dated as of October 4, 2010, among CHC Helicopter S.A., the Guarantors named therein, HSBC Corporate Trustee Company (UK) Limited, as Collateral Agent, and The Bank of New York Mellon, as Trustee, governing the 9.250% Senior Secured Notes due 2020.	S-4	333-179072	4.1	1/18/2012
4.7	First Supplemental Indenture, dated as of February 20, 2012, among CHC Global Operations Canada (2008) Inc., CHC Helicopter S.A., the Guarantors named therein, HSBC Corporate Trustee Company (UK) Limited, as Collateral Agent, and The Bank of New York Mellon, as Trustee, governing the 9.250% Senior Secured Notes due 2020.	S-4/A	333-179072	4.5	3/28/2012
4.8	Second Supplemental Indenture, dated as of January 31, 2014, among CHC Group Ltd., CHC Helicopter S.A., each other existing Guarantor referred to therein, HSBC Corporate Trustee Company (UK) Limited, as collateral agent, and The Bank of New York Mellon, as trustee, governing the 9.250% Senior Secured Notes due 2020.	8-K	001-36261	4.1	2/5/2014

4.9
Third Supplemental Indenture, dated as of October 15, 2014, among CHC Helicopters (Barbados) SRL, CHC Helicopter S.A., each other existing Guarantor referred to therein, HSBC Corporate Trustee Company (UK) Limited, as collateral agent, and The Bank of New York Mellon, as trustee, governing the 9.250% Senior Secured Notes due 2020.
						X
4.10
Fourth Supplemental Indenture, dated as of October 24, 2014, among CHC Helicopters (Barbados) SRL, CHC Helicopter S.A., each other existing Guarantor referred to therein, HSBC Corporate Trustee Company (UK) Limited, as collateral agent, and The Bank of New York Mellon, as trustee, governing the 9.250% Senior Secured Notes due 2020.
						X
4.11	Form of 9.250% Senior Secured Notes due 2020 (included in Exhibit 4.6)	S-4	333-179072	4.1	1/18/2012
4.12	Collateral Agent and Administrative Agent Appointment Deed, dated October 4, 2010, among HSBC Bank plc, as Administrative Agent, The Bank of New York Mellon, as Notes Trustee, the Grantors identified therein, the Lenders identified therein, the Arrangers identified therein, and HSBC Corporate Trust Company (UK) Limited, as Collateral Agent.	S-4	333-179072	4.4	1/18/2012
4.13	Intercreditor Agreement, dated as of October 4, 2010, among CHC Helicopter S.A., the other Grantors party thereto, HSBC Corporate Trustee Company (UK) Limited, as Initial Collateral Agent, HSBC Bank plc, as Administrative Agent, The Bank of New York Mellon, as Indenture Trustee, and each Additional Collateral Agent from time to time party thereto.	S-4/A	333-179072	4.6	5/9/2012
4.14	Form of Shareholders' Agreement.	S-1/A	333-191268	10.26	12/19/2013
4.15	Form of Registration Rights Agreement.	S-1/A	333-191268	10.27	12/19/2013
4.16	Shareholders’ Agreement, dated as of October 30, 2014, by and among CHC Group Ltd., CD&R CHC Holdings, L.P, Clayton, Dubilier & Rice Fund IX, L.P, and the other parties thereto	8-K	001-36261	10.1	10/30/2014
4.17	Registration Rights Agreement, dated as of October 30, 2014, by and between CHC Group Ltd., and CD&R CHC Holdings, L.P.	8-K	001-36261	10.2	10/30/2014
4.18	Pre-Closing Voting Agreement, dated as of August 21, 2014, by and between 6922767 Holding (Cayman) Inc. and Clayton, Dubilier & Rice Fund IX, L.P.	8-K	001-36261	10.4	8/27/2014
4.19	Post-Closing Voting Agreement, dated as of October 30, 2014, by and between 6922767 Holding (Cayman) Inc. and CD&R CHC Holdings, L.P.					X
4.20	Amendment No. 1 to Shareholders’ Agreement, dated August 21, 2014, by and among CHC Group Ltd., 6922767 Holding (Cayman) Inc. and the other parties thereto	8-K	001-36261	10.6	8/27/2014

4.21	Amended and Restated Registration Rights Agreement, dated August 21, 2014, by and among CHC Group Ltd., 6922767 Holding (Cayman) Inc. and the other parties thereto	8-K	001-36261	10.5	8/27/2014
4.22	Description of Preferred Shares	8-K	001-36261	3.1	8/27/2014
10.1*	Form of Indemnification Agreement	S-1	333-198876	10.22	9/22/2014
10.2	Investment Agreement, dated as of August 21, 2014, by and between CHC Group Ltd., Clayton, Dubilier & Rice Fund IX, L.P. and Clayton, Dubilier and Rice, LLC	8-K	001-36261	10.1	8/27/2014
10.3*	Form of CHC Group Ltd. 2013 Omnibus Incentive Plan, Restricted Share Unit Agreement (Non-Employee Director Grant)	S-1	333-198876	10.24	9/22/2014
10.4
First Amendment Agreement, dated as of October 23, 2014, to the Credit Agreement, dated as of January 23, 2014, among CHC Group Ltd., 6922767 Holdings S.À R.L.,CHC Helicopter Holdings S.À R.L., CHC Helicopter S.A., the Designated Borrowers listed on Schedule I thereo, the Lenders party thereto, HSBC Bank Plc, HSBC Corporate Trustee Company (UK) Limited, J.P. Morgan Securities LLC, Barclays Bank Plc, RBC Capital Markets, UBS Securities LLC, and Royal Bank of Canada.
						X
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Presentation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Constitutes management contract or compensatory contract.