Form 10-Q
period 2015-01-31
CHC Group Ltd.
filed 2015-03-17
CIK 1586300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 31, 2015, there were 80,848,555 ordinary shares issued and outstanding, excluding unvested restricted shares of 744,501.

CHC GROUP LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED
January 31, 2015

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

ITEM 1. FINANCIAL STATEMENTS
CHC Group Ltd.
Consolidated Balance Sheets
(Expressed in thousands of United States dollars except share and per share information)
(Unaudited)

	April 30, 2014	January 31, 2015
Assets
Current assets:
Cash and cash equivalents	$302,522	$217,080
Receivables, net of allowance for doubtful accounts of $2.3 million and $1.1 million, respectively	292,339	240,267
Income taxes receivable	28,172	19,168
Deferred income tax assets	60	49
Inventories (note 5)	130,891	119,084
Prepaid expenses	27,683	25,592
Other assets (notes 4 and 6)	49,209	68,760
	830,876	690,000
Property and equipment, net (note 4)	1,050,759	947,544
Investments	31,351	32,227
Intangible assets (note 4)	177,863	172,064
Goodwill (note 4)	432,376	—
Restricted cash	31,566	21,250
Other assets (notes 4 and 6)	519,306	512,050
Deferred income tax assets	3,381	1,675
Assets held for sale (note 4)	26,849	15,049
	$3,104,327	$2,391,859
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Payables and accruals	$355,341	$311,436
Deferred revenue	30,436	36,024
Income taxes payable	41,975	43,515
Deferred income tax liabilities	98	29
Current facility secured by accounts receivable (note 3(a)(ii))	62,596	33,218
Other liabilities (note 7)	55,170	46,040
Current portion of long-term debt obligations (note 8)	4,107	5,545
	549,723	475,807
Long-term debt obligations (note 8)	1,546,155	1,235,908
Deferred revenue	81,485	65,158
Other liabilities (note 7)	287,385	248,010
Deferred income tax liabilities	10,665	9,005
Total liabilities	2,475,413	2,033,888
Redeemable non-controlling interests (note 3(a)(i))	(22,578)	16,587
Redeemable convertible preferred shares: Par value $0.0001 (notes 1, 10 and 12):
Authorized: 6,000,000; Issued: none and 604,205	—	577,024
Capital stock: Par value $0.0001 (note 10):
Authorized: 1,994,000,000; Issued: 80,519,484 and 80,848,555	8	8
Additional paid-in capital (notes 1, 3(a)(i) and 11)	2,039,371	2,024,694
Deficit	(1,265,103)	(1,962,267)
Accumulated other comprehensive loss	(122,784)	(298,075)
	651,492	(235,640)
	$3,104,327	$2,391,859
See accompanying notes to interim consolidated financial statements.
See table in Note 3 for certain amounts included in the Consolidated Balance Sheets related to variable interest entities.

CHC Group Ltd.
Consolidated Statements of Operations
(Expressed in thousands of United States dollars except share and per share information)
(Unaudited)

	Three months ended		Nine months ended
	January 31, 2014	January 31, 2015	January 31, 2014	January 31, 2015
Revenue	$453,894	$415,066	$1,312,197	$1,333,936
Operating expenses:
Direct costs	(378,013)	(354,272)	(1,092,913)	(1,127,537)
Earnings from equity accounted investees	2,072	5,858	5,990	9,914
General and administration costs	(39,182)	(19,878)	(77,839)	(64,229)
Depreciation	(35,407)	(30,794)	(106,158)	(97,672)
Restructuring expense (note 14)	—	(3,441)	—	(3,441)
Asset impairments (note 4)	58	(403,536)	(22,956)	(549,942)
Gain (loss) on disposal of assets	2,478	(3,056)	(1,943)	(10,934)
	(447,994)	(809,119)	(1,295,819)	(1,843,841)
Operating income (loss)	5,900	(394,053)	16,378	(509,905)
Interest on long-term debt	(39,782)	(29,996)	(117,636)	(99,583)
Foreign exchange loss	(11,573)	(18,464)	(24,476)	(26,835)
Other financing charges (note 9)	(5,730)	(12,014)	(1,615)	(14,151)
Loss before income tax	(51,185)	(454,527)	(127,349)	(650,474)
Income tax expense (note 13)	(6,689)	(10,189)	(17,489)	(25,301)
Net loss	$(57,874)	$(464,716)	$(144,838)	$(675,775)
Net earnings (loss) attributable to:
Controlling interest	$(60,003)	$(471,482)	$(149,324)	$(697,164)
Non-controlling interests	2,129	6,766	4,486	21,389
Net loss	$(57,874)	$(464,716)	$(144,838)	$(675,775)

Net loss available to common stockholders (note 10)	$(60,003)	$(470,148)	$(149,324)	$(727,070)

Net loss per ordinary share available to common stockholders - basic and diluted (note 10)	$(1.16)	$(5.83)	$(3.10)	$(9.02)

Weighted average number of ordinary shares outstanding - basic and diluted	51,573,832	80,639,313	48,204,267	80,589,721
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd.
Consolidated Statements of Comprehensive Loss
(Expressed in thousands of United States dollars)
(Unaudited)

	Three months ended		Nine months ended
	January 31, 2014	January 31, 2015	January 31, 2014	January 31, 2015
Net loss	$(57,874)	$(464,716)	$(144,838)	$(675,775)
Other comprehensive income (loss):
Net foreign currency translation adjustments	(32,628)	(78,691)	(52,428)	(172,695)
Net change in defined benefit pension plan, net of income tax	348	3,755	1,046	4,489
Comprehensive loss	$(90,154)	$(539,652)	$(196,220)	$(843,981)
Comprehensive income (loss) attributable to:
Controlling interest	$(91,464)	$(552,235)	$(197,914)	$(872,455)
Non-controlling interests	1,310	12,583	1,694	28,474
Comprehensive loss	$(90,154)	$(539,652)	$(196,220)	$(843,981)
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd.
Consolidated Statements of Cash Flows
(Expressed in thousands of United States dollars)
(Unaudited)

	Nine months ended
	January 31, 2014	January 31, 2015
Cash provided by (used in):
Operating activities:
Net loss	$(144,838)	$(675,775)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation	106,158	97,672
Loss on disposal of assets	1,943	10,934
Asset impairments (note 4)	22,956	549,942
Earnings from equity accounted investees less dividends received	(3,684)	(7,040)
Deferred income taxes	(378)	4,988
Non-cash stock-based compensation expense	23,148	8,524
Amortization of lease related fixed interest rate obligations	(1,135)	(274)
Net loss on debt extinguishment (note 8)	—	17,434
Amortization of long-term debt and lease deferred financing costs	10,246	7,581
Non-cash accrued interest income on funded residual value guarantees	(4,800)	(3,814)
Mark to market gain on derivative instruments	(8,231)	(28,430)
Non-cash defined benefit pension expense (income) (note 15)	344	(673)
Defined benefit contributions and benefits paid	(35,559)	(37,188)
Decrease (increase) to deferred lease financing costs	(4,228)	830
Unrealized loss on foreign currency exchange translation	24,843	14,145
Other	4,029	(2,613)
Increase (decrease) in cash resulting from changes in operating assets and liabilities (note 17)	29,977	(1,158)
Cash provided by (used in) operating activities	20,791	(44,915)
Financing activities:
Sold interest in accounts receivable, net of collections	(5,173)	(18,666)
Net proceeds from issuance of redeemable convertible preferred shares (note 1)	—	572,819
Proceeds from issuance of capital stock	291,313	—
Proceeds from issuance of senior unsecured notes	300,000	—
Long-term debt proceeds	760,000	325,000
Long-term debt repayments	(888,656)	(328,055)
Repurchases of senior secured notes	—	(158,681)
Redemption and repurchases of senior unsecured notes	—	(151,683)
Increase in deferred financing costs	(14,034)	—
Distribution paid to non-controlling interest (note 3(a)(i))	—	(8,500)
Related party loans (note 19(b))	(25,148)	—
Cash provided by financing activities	418,302	232,234
Investing activities:
Property and equipment additions	(474,158)	(377,281)
Proceeds from disposal of property and equipment	444,570	141,651
Helicopter deposits net of lease inception refunds	(102,388)	(39,122)
Proceeds from sale of equity accounted investee	—	4,382
Restricted cash	8,184	5,578
Cash used in investing activities	(123,792)	(264,792)
Effect of exchange rate changes on cash and cash equivalents	(21,957)	(7,969)
Change in cash and cash equivalents during the period	293,344	(85,442)
Cash and cash equivalents, beginning of period	123,801	302,522
Cash and cash equivalents, end of period	$417,145	$217,080
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd.
Consolidated Statements of Shareholders' Equity (Deficit)
(Expressed in thousands of United States dollars)
(Unaudited)

Nine months ended January 31, 2014	Capital stock	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders' equity	Redeemable non- controlling interests	Redeemable convertible preferred shares
April 30, 2013	$5	$1,696,066	$(1,092,555)	$(89,835)	$513,681	$(8,262)	$—
Issuance of capital stock	3	289,137	—	—	289,140	—	—
Capital contribution by shareholder	—	—	—	—	—	956	—
Foreign currency translation	—	—	—	(49,011)	(49,011)	(3,417)	—
Stock-based compensation expense (note 11)	—	22,242	—	—	22,242	—	—
Defined benefit plan, net of income tax	—	—	—	421	421	625	—
Net earnings (loss)	—	—	(149,324)	—	(149,324)	4,486	—
January 31, 2014	$8	$2,007,445	$(1,241,879)	$(138,425)	$627,149	$(5,612)	$—
Nine months ended January 31, 2015	Capital stock	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders' equity (deficit)	Redeemable non- controlling interests	Redeemable convertible preferred shares
April 30, 2014	$8	$2,039,371	$(1,265,103)	$(122,784)	$651,492	$(22,578)	$—
Issuance of redeemable convertible preferred shares (notes 1 and 12)	—	—	—	—	—	—	572,819
Capital contribution by shareholder	—	—	—	—	—	195	—
Foreign currency translation	—	—	—	(176,460)	(176,460)	3,765	—
Stock-based compensation expense (note 11)	—	8,524	—	—	8,524	—	—
Defined benefit plan, net of income tax	—	—	—	1,169	1,169	3,320	—
Redeemable convertible preferred share dividends (notes 1 and 12)	—	(4,205)	—	—	(4,205)	—	4,205
Distribution paid to non-controlling interest (note 3(a)(i))	—	—	—	—	—	(8,500)	—
Adjustment of redeemable non-controlling interest to redemption amount (note 3(a)(i))	—	(18,996)	—	—	(18,996)	18,996	—
Net earnings (loss)	—	—	(697,164)	—	(697,164)	21,389	—
January 31, 2015	$8	$2,024,694	$(1,962,267)	$(298,075)	$(235,640)	$16,587	$577,024
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

1.	Preferred Share Financing:
On August 21, 2014, CHC Group Ltd. and its subsidiaries (the “Company”, “we”, “us” or “our”) entered into an investment agreement with funds managed by Clayton, Dubilier & Rice (“CD&R”) for an investment of up to $600.0 million in us by means of a purchase of Redeemable Convertible Preferred Shares, with a par value of $0.0001, (“preferred shares”) in a private placement (the "Private Placement") at a purchase price of $1,000 per share. The preferred shares to be purchased under the investment agreement consist of (i) upon the first closing, a number of preferred shares, which, if converted to ordinary shares immediately, would constitute 19.9% of our total ordinary shares issued and outstanding immediately prior to the issuance of the preferred shares, less preferred shares issuable in lieu of preferred dividends in cash on the first two preferred dividend payment dates, (ii) upon the second closing, 500,000 preferred shares, less the preferred shares sold upon the first closing, and (iii) upon the third closing, 100,000 preferred shares, less the preferred shares sold in the rights offering to holders of our ordinary shares (discussed below).
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
On November 7, 2014, at an extraordinary general meeting of our shareholders, the Company's shareholders approved the issuance of the remaining preferred shares under the investment agreement. On November 12, 2014, upon the second closing, the Company issued and sold to CD&R 384,000 preferred shares raising gross proceeds of $384.0 million.
On November 4, 2014, the Company's Registration Statement on Form S-1 was declared effective for a rights offering of preferred shares pursuant to which the Company's shareholders had the right to purchase up to 100,000 preferred shares. Consummation of the rights offering was conditional upon receiving at least $50.0 million of aggregate subscriptions from the Company’s shareholders. On November 24, 2014, the subscription period for the rights offering closed and with less than $50.0 million of subscriptions received, the rights offering was canceled.
On December 15, 2014, upon the third closing, the Company issued and sold to CD&R 100,000 preferred shares raising gross proceeds of $100.0 million. Direct transaction costs of $21.4 million were incurred for the second and third closings.
On December 15, 2014, we paid CD&R a dividend-in-kind of $4.2 million through the issuance of 4,205 preferred shares. As at January 31, 2015, CD&R holds 604,205 preferred shares. As at January 31, 2015, CD&R owns approximately 49.6% of our ordinary shares on an as-converted basis.
In connection with the investment agreement our board of directors approved 6,000,000 authorized preferred shares be established out of the authorized preferred shares of capital stock, with a par value of $0.0001, and the Description of Preferred Shares, which sets forth the rights and restrictions of the preferred shares. Certain terms of the preferred shares are described in Note 12(b).

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

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

2.	Significant accounting policies (continued):

(a)	Basis of presentation (continued):
In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented are not necessarily indicative of results of operations for the entire year.
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

(b)	Foreign currency:
The currencies which most influence our foreign currency translations and the relevant exchange rates were:

	Nine months ended
	January 31, 2014	January 31, 2015
Average rates:
£/US $	1.582385	1.625307
CAD/US $	0.956297	0.894919
NOK/US $	0.166683	0.153029
AUD/US $	0.927513	0.888942
€/US $	1.337860	1.288597
Period end rates:
£/US $	1.644932	1.502634
CAD/US $	0.899361	0.786349
NOK/US $	0.159277	0.128961
AUD/US $	0.874179	0.776126
€/US $	1.350031	1.128961

(c)	Recent accounting pronouncements adopted:
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
Share-based compensation:
In June 2014, the FASB issued guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendment requires that a performance target that affects vesting and that could be achieved after requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that such performance condition would be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The standard is effective for fiscal periods beginning after December 15, 2015, and interim periods therein and early application is permitted. We will adopt the standard on May 1, 2016. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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
Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2014 contains a description of our principal involvement with VIEs and the accounting policies regarding determination of whether we are deemed to be the primary beneficiary. Other than as described below, as of January 31, 2015, there have been no significant changes in either the nature of our involvement with, or the accounting policies associated with the analysis of VIEs as described in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2014.

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
The redemption value of the redeemable non-controlling interest is based on a formula of $14.5 million plus an amount representing compounded interest, commencing October 31, 2014, which increases from 10% for the first year to 20% for the sixth year and thereafter. As of January 31, 2015, the redemption value of the redeemable non-controlling interest is $14.9 million.
The following table shows the redeemable non-controlling interests relating to the local ownership VIEs that are included in the interim financial statements.

	April 30, 2014	January 31, 2015
EEA Helicopters Operations B.V.	$(24,100)	$14,870
Atlantic Aviation Limited and Atlantic Aviation FZE	1,522	1,717
	$(22,578)	$16,587

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

3.	Variable interest entities (continued):

(a)	VIEs of which we are the primary beneficiary (continued):

(i)	Local ownership VIEs (continued):
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

	April 30, 2014	January 31, 2015
Cash and cash equivalents	$61,272	$28,396
Receivables, net of allowance	95,899	83,095
Other current assets	59,883	53,051
Goodwill	72,899	—
Other long-term assets	127,637	152,499
Total assets	$417,590	$317,041

Payables and accruals	$115,686	$75,089
Intercompany payables	305,843	174,084
Other current liabilities	36,111	26,606
Accrued pension obligations	67,410	42,782
Long-term intercompany payables	15,900	149,174
Other long-term liabilities	51,498	33,062
Total liabilities	$592,448	$500,797

	Three months ended		Nine months ended
	January 31, 2014	January 31, 2015	January 31, 2014	January 31, 2015
Revenue	$278,929	$256,336	$807,199	$841,576
Net earnings (loss)	1,727	(50,423)	(3,251)	(23,728)

(ii)	Accounts receivable securitization:
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
The following table shows the assets and the associated liabilities related to our secured debt arrangements that are included in the consolidated financial statements:

	April 30, 2014	January 31, 2015
Restricted cash	$7,339	$4,820
Transferred receivables	83,022	49,045
Current facility secured by accounts receivable	62,596	33,218

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

3.	Variable interest entities (continued):

(a)	VIEs of which we are the primary beneficiary (continued):

(iii)	Trinity Helicopters Limited:
As at January 31, 2015, we leased two helicopters from Trinity Helicopters Limited (“Trinity”), an entity considered to be a VIE.

(b)	VIEs of which we are not the primary beneficiary:

(i)	Local ownership VIEs:
Thai Aviation Services (“TAS”)
As described in Note 3(b)(i) of the consolidated financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2014, we have a 29.9% interest in the ordinary shares of TAS, which we have determined to be a VIE that we are not required to consolidate as we are not the primary beneficiary.
The following table summarizes the amounts recorded for TAS in the consolidated balance sheets:

	April 30, 2014		January 31, 2015
	Carrying amounts	Maximum exposure to loss	Carrying amounts	Maximum exposure to loss
Receivables, net of allowances	$4,962	$4,962	$2,700	$2,700
Equity method investment	21,548	21,548	23,985	23,985
As of January 31, 2014 and 2015, we leased nine and eight helicopters to TAS, respectively, and provided crew, insurance, maintenance and base services. The total revenue earned from providing these services was $12.2 million and $11.7 million for the three months ended January 31, 2014 and 2015, respectively, and $36.4 million and $36.1 million for the nine months ended January 31, 2014 and 2015, respectively.
We received dividends of $1.7 million for the nine months ended January 31, 2014 and 2015.

(ii)	Leasing entities
Related party lessors
We have operating lease agreements for the lease of 31 helicopters from individual entities considered to be VIEs ("lessor VIEs").
The lessor VIEs were previously considered to be related parties because they were partially financed through equity contributions from entities that have also invested in us. On December 18, 2014, the controlling interests in the lessor VIEs disposed of their interest in the lessor VIEs to an unrelated third party, which did not have any substantive impact on our existing lease terms. Subsequent to the closing of this transaction the lessor VIEs are no longer related parties.
On the disposition of the interest in the lessor VIEs by the entities that have invested in us we reconsidered whether we are the primary beneficiary. We determined that the activity that most significantly impacts the economic performance of the related party lessor VIEs is the remarketing of the helicopter at the end of the lease term. As we continue not to have the power to make remarketing decisions, we have determined that we are not the primary beneficiary of the lessor VIEs.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

3.	Variable interest entities (continued):

(b)	VIEs of which we are not the primary beneficiary (continued):

(ii)	Leasing entities (continued)
Related party lessors (continued)
The following table summarizes the amounts recorded in the consolidated statements of operations until December 18, 2014, the date of the above transaction:

	Three months ended		Nine months ended
	January 31, 2014	January 31, 2015	January 31, 2014	January 31, 2015
Operating lease expense	$12,596	$6,689	$37,797	$31,896
The following table summarizes the amounts recorded in the consolidated balance sheets:

	April 30, 2014	January 31, 2015
Payables and accruals	$3,532	$—
Accounts receivable	12,610	—
Other VIE lessors
We have determined that the activity that most significantly impacts the economic performance of the lessor VIEs is the remarketing of the helicopters at the end of the lease term. As we do not have the power to make remarketing decisions, we have determined that we are not the primary beneficiary of the lessor VIEs.
As at January 31, 2014, we leased 47 helicopters from four different entities considered to be VIEs. As at January 31, 2015, we leased 102 helicopters from 32 different entities considered to be VIEs. All 47 and 102 leases were considered to be operating leases as at January 31, 2014 and 2015, respectively.

4.	Asset impairments:

	Three months ended		Nine months ended
	January 31, 2014	January 31, 2015	January 31, 2014	January 31, 2015
Impairment of property and equipment	$23	$—	$(2,481)	$(128,043)
Impairment of assets held for sale	36	—	(18,481)	(5,256)
Impairment of receivables and funded residual value guarantees	—	—	(1,115)	(10,421)
Impairment of intangible assets	(1)	—	(879)	(2,686)
Impairment of goodwill	—	(403,536)	—	(403,536)
	$58	$(403,536)	$(22,956)	$(549,942)
Impairment of goodwill
We assess the recoverability of goodwill and indefinite life intangible assets on an annual basis or more frequently if events or circumstances indicate that the carrying value may not be recoverable. In connection with the preparation and review of these interim consolidated financial statements, as a result of deteriorating conditions in the oil and gas and related service markets, as well as a decline in our market capitalization, we performed an interim two-step goodwill impairment test as at January 31, 2015.
Goodwill is assessed for impairment at the reporting unit level by comparing the carrying value of the reporting units with their fair value. We have two reporting units; Helicopter Services and Heli-One. All of our goodwill is attributable to Helicopter Services.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

4.	Asset impairments (continued):
In the first step of the impairment test, we concluded that the carrying value of the Helicopter Services segment exceeded its fair value. Therefore, the Company performed the second step to determine the amount of the impairment loss by comparing the carrying value of goodwill against its implied fair value. Based on the preliminary analysis there is no implied fair value of goodwill and goodwill impairment of $403.5 million was recorded for the three months ended January 31, 2015, which represents the entire goodwill balance. Due to the complexity of the second step the implied fair value of goodwill is provisional and subject to change. The impairment of goodwill will be finalized for the fiscal year ended April 30, 2015.
The fair value of the reporting units were determined based on the present value of estimated future cash flows, discounted at a risk-adjusted rate. Our forecasted future cash flows, which incorporate anticipated future revenue growth and related expenses to support the growth and maintain our assets, were used to calculate fair value. The discount rates used represent our estimate of the weighted average cost of capital for the reporting units considering the risks and uncertainty inherent in the cash flows of the reporting units and in our internally developed forecasts. The implied fair value of the goodwill was determined by allocating the fair value of Helicopter Services to all of its assets and liabilities as if Helicopter Services had been acquired in a business combination and its fair value was the purchase price paid to acquire Helicopter Services. The use of these unobservable inputs results in the fair value estimate being classified as a Level 3 measurement.
Impairment of property and equipment, assets held for sale, funded residual value guarantees and intangible assets
During the nine months ended January 31, 2015, we decided to accelerate our exit from certain older technology helicopter types as we continue with our fleet replacement strategy to better meet our customer demands for newer technology helicopters and reduce the number of different helicopter types in our fleet. Impairment charges were recorded to write down the carrying value of held for use helicopters, the major airframe inspections of leased helicopters, related rotable parts and embedded equity to their fair values and the carrying value of held for sale helicopters to their fair value less costs to sell. The carrying values of funded residual value guarantees were written down where we believe that as a result of the decline in helicopter values the guarantees will not be recoverable.
During the nine months ended January 31, 2014 impairment charges were recorded to write down the carrying value of three helicopters held for use, coming off contract and with no plan to redeploy them, to their fair values. During the nine months ended January 31, 2015 impairment charges were recorded to write down the carrying value of 40 helicopters held for use, the major airframe inspections of five leased helicopters and related rotable parts.
As at April 30, 2014, we have classified 11 helicopters and one building and as at January 31, 2015, six helicopters and two buildings as held for sale as these assets are ready for immediate sale and we expect these assets to be sold within one year.  The held for sale assets totaled $26.8 million and $15.0 million as at April 30, 2014 and January 31, 2015, respectively.
During the period ended January 31, 2015, one helicopter was reclassified to assets held for use from held for sale as we determined that we would obtain a higher value from using this helicopter as parts within the business than selling it in the external market. Impairment charges were recorded during the nine months ended January 31, 2014 for 19 helicopters held for sale and during the nine months ended January 31, 2015 for six helicopters and one building held for sale.
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

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

5.	Inventories:

	April 30, 2014	January 31, 2015
Work-in-progress for long-term maintenance contracts under completed contract accounting	$3,790	$7,778
Consumables	136,036	119,229
Provision for obsolescence	(8,935)	(7,923)
	$130,891	$119,084

6.	Other assets:

	April 30, 2014	January 31, 2015
Current:
Helicopter operating lease funded residual value guarantees (note 4)	$6,845	$17,855
Deferred financing costs	8,986	8,396
Mobilization costs	8,776	10,770
Residual value guarantee	4,007	3,760
Foreign currency embedded derivatives and forward contracts (a) (note 16)	3,111	15,547
Prepaid helicopter rentals	4,874	5,075
Other receivable	12,610	7,357
	$49,209	$68,760
Non-current:
Helicopter operating lease funded residual value guarantees (note 4)	$208,870	$205,005
Helicopter deposits	99,372	72,428
Accrued pension asset	45,816	56,222
Deferred financing costs	57,297	41,049
Mobilization costs	26,238	16,248
Residual value guarantee	15,695	12,578
Security deposits	34,923	38,700
Pension guarantee assets	9,835	8,318
Prepaid helicopter rentals	16,327	17,420
Foreign currency embedded derivatives and forward contracts (a) (note 16)	3,624	28,373
Long-term income tax receivable	—	13,014
Other	1,309	2,695
	$519,306	$512,050

(a)
The fair value of the foreign currency embedded derivatives and forward contracts is determined to be a recurring Level 2 fair value measurement. Inputs to the valuation methodology for Level 2 measurements include publicly available forward rates, credit spreads and interest rates applicable to the contracts, and inputs are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. There were no transfers between categories in the fair value hierarchy.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

7.	Other liabilities:

	April 30, 2014	January 31, 2015
Current:
Foreign currency embedded derivatives and foreign currency contracts (a) (note 16)	$16,057	$28,276
Deferred gains on sale-leasebacks of helicopters	13,284	14,132
Residual value guarantees	524	2,041
Contract inducement	802	735
Deferred helicopter proceeds	23,347	—
Other	1,156	856
	$55,170	$46,040
Non-current:
Accrued pension obligations	$122,430	$90,882
Deferred gains on sale-leasebacks of helicopters	93,756	91,524
Residual value guarantees	28,359	27,347
Foreign currency embedded derivatives and foreign currency contracts (a) (note 16)	13,317	16,275
Insurance claims accrual	11,809	8,672
Contract inducement	8,590	7,316
Other	9,124	5,994
	$287,385	$248,010

(a)
The fair value of the foreign currency embedded derivatives and forward contracts is determined to be a recurring Level 2 fair value measurement. Inputs to the valuation methodology for Level 2 measurements include publicly available forward rates, credit spreads and interest rates applicable to the contracts, and inputs are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. There were no transfers between categories in the fair value hierarchy.

8.	Long-term debt obligations:

	Principal Repayment terms	Facility maturity dates	April 30, 2014	January 31, 2015
Senior secured notes (a)	At maturity	October 2020	$1,159,675	$1,006,119
Senior unsecured notes (b)	At maturity	June 2021	300,000	156,047
Other term loans:
Airbus Helicopters Loan - 2.50% (Euro)	At maturity	December 2015	2,417	2,006
EDC-B.A. CDOR rate (6 month) plus a 0.8% margin (CAD)	Semi-annually	June 2014	495	—
Capital lease obligations (USD)	Quarterly	October 2017 - September 2025	36,395	34,900
Capital lease obligations (Euro)	Quarterly	September 2025	19,385	15,348
Boundary Bay financing – 6.93% (CAD)	Monthly	April 2035	31,895	27,033
Total long-term debt obligations			1,550,262	1,241,453
Less: current portion			(4,107)	(5,545)
Long-term debt obligations			$1,546,155	$1,235,908

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

8.	Long-term debt obligations (continued):

(a)	Senior secured notes:
During May 2014, one of our subsidiaries repurchased $65.0 million of the senior secured notes on the open market at premiums ranging from 108.00% to 109.13% of the principal plus accrued and unpaid interest of $0.6 million. A loss on extinguishment of $7.4 million related to the repurchase premium, the unamortized net discount on the secured notes and the unamortized deferred financing costs was recognized.
During December 2014 and January 2015, one of our subsidiaries repurchased $90.7 million of the senior secured notes on the open market at prices ranging from 95.50% to 98.00% of the principal plus accrued and unpaid interest of $1.7 million. A gain on extinguishment of $0.3 million related to the repurchase discount, the unamortized net discount on the secured notes and the unamortized deferred financing costs was recognized.

(b)	Senior unsecured notes:
On November 26, 2014, one of our subsidiaries redeemed $105.0 million of the senior unsecured notes at a redemption price of 109.375% of the principal plus paid accrued and unpaid interest of $4.8 million. A loss on extinguishment of $11.7 million related to the redemption premium and the unamortized deferred financing costs was recognized.
During December 2014, one of our subsidiaries repurchased $39.0 million of the senior unsecured notes on the open market at prices ranging from 92.75% to 95.04% of the principal plus accrued and unpaid interest of $0.2 million. A gain on extinguishment of $1.4 million related to the repurchase discount and the unamortized deferred financing costs was recognized.
At January 31, 2015, we were in compliance with all long-term debt obligations covenants.

9.	Other financing charges:

	Three months ended		Nine months ended
	January 31, 2014	January 31, 2015	January 31, 2014	January 31, 2015
Amortization of deferred financing costs	$(4,306)	$(1,814)	$(10,155)	$(5,653)
Net loss on debt extinguishment (note 8)	—	(9,990)	—	(17,434)
Net gain on fair value of derivative financial instruments	410	4,107	9,203	18,523
Amortization of guaranteed residual values	(930)	(2,006)	(2,024)	(3,915)
Interest expense	(3,288)	(3,772)	(15,481)	(14,494)
Interest income	4,233	5,831	13,394	17,913
Fee settlement	—	—	10,000	—
Other	(1,849)	(4,370)	(6,552)	(9,091)
	$(5,730)	$(12,014)	$(1,615)	$(14,151)

10.	Capital stock and net loss per ordinary share:
Capital Stock:
As described in Note 11, 329,071 ordinary shares of capital stock were issued on the exercise and net settlement of time-based restricted share units, performance-based restricted share units, service vesting stock options and service vesting shares during the nine months ended January 31, 2015.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

10.	Capital stock and net loss per ordinary share (continued):
Net loss per ordinary share:
The following table sets forth the computation of basic and diluted net loss per ordinary share:

	Three months ended		Nine months ended
	January 31, 2014	January 31, 2015	January 31, 2014	January 31, 2015
Net loss attributable to controlling interest	$(60,003)	$(471,482)	$(149,324)	$(697,164)
Redeemable convertible preferred share dividends (a)	—	(10,883)	—	(10,910)
Adjustment of redeemable non-controlling interest to redemption amount (note 3(a)(i))	—	12,217	—	(18,996)
Net loss available to common stockholders	$(60,003)	$(470,148)	$(149,324)	$(727,070)
Weighted average number of ordinary shares outstanding – basic and diluted	51,573,832	80,639,313	48,204,267	80,589,721
(a) Balance includes $6.7 million cumulative preferred dividends in arrears.
Details of our stock based compensation plans are presented in Note 11 and of our preferred shares in Note 12 of these interim financial statements. Securities potentially issuable under the compensation plans or on the conversion of the preferred shares were not included in the computation of diluted loss per ordinary share because to do so would have been antidilutive for the periods presented.

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
As of January 31, 2015, there have been no significant changes to the plans, the nature and terms of the awards or the fair value estimates, as described in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2014.
During the nine months ended January 31, 2015, there have been no significant activities under the 2011 Plan and 2008 Plan. During the nine months ended January 31, 2015, awards have been granted, exercised and forfeited under the 2013 Incentive Plan, as described below.
The vested options and shares were net share settled. Under net settlement procedures, upon the settlement date, shares were withheld to cover the required withholding tax. The number of shares to be withheld was determined based on the value of the instruments on the settlement date using the closing price of our ordinary shares of capital stock on that day, or the preceding last trading day if the settlement date is a non-trading day. The remaining amounts were delivered to the recipient as ordinary shares of capital stock. These shares withheld by us as a result of the net settlement of service vesting stock options and service vesting shares are no longer considered issued and outstanding, thereby reducing our ordinary shares outstanding used to calculate net loss per ordinary share. These ordinary shares were returned to the reserves and are available for future issuance under the 2013 Incentive Plan.

(a)	2013 Incentive Plan new awards:
As described in Note 17(a) of the consolidated financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2014, certain eligible employees were granted stock options, time-based restricted share units ("RSUs") and performance-based restricted share units ("PB RSUs").

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

11.	Stock-based compensation (continued):

(a)	2013 Incentive Plan new awards (continued):
The following table provides information about the 2013 Incentive Plan stock options activity.

	Nine months ended January 31, 2015
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of period	2,537,522	$10.00	—	$—
Granted	56,771	7.47	—	—
Forfeited	(220,144)	10.00	—	—
Outstanding, end of period	2,374,149	$9.94	9.0 years	$4.10
Exercisable, end of period	789,621
The following table provides information about the 2013 Incentive Plan RSUs activity.

	Nine months ended January 31, 2015
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of period	1,062,668	$—	—	$—
Granted	150,154	—	—	—
Exercised	(356,635)	—	—	—
Forfeited	(56,334)	—	—	—
Outstanding, end of period	799,853	$—	1.9 years	$9.07
Exercisable, end of period	—
The following table provides information about the 2013 Incentive Plan PB RSUs activity.

	Nine months ended January 31, 2015
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of period	403,284	$—	—	$—
Exercised	(5,000)	—	—	—
Forfeited	(38,334)	—	—	—
Outstanding, end of period	359,950	$—	2.0 years	$12.60
Exercisable, end of period	—

(b)	2013 Incentive Plan exchanged awards:
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
During the nine months ended January 31, 2015, 26,459 of the service vesting stock options and 97,255 of the service vesting shares vested.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

11.	Stock-based compensation (continued):

(b)	2013 Incentive Plan exchanged awards (continued):
The following table provides information about the 2013 Incentive Plan service vesting stock options activity.

	Nine months ended January 31, 2015
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of period	46,403	$0.0001	—	$—
Exercised	(26,459)	0.0001	—	—
Outstanding, end of period	19,944	$0.0001	9.0 years	$10.00
Exercisable, end of period	—
The following table provides information about the 2013 Incentive Plan share price performance options activity.

	Nine months ended January 31, 2015
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of period	178,961	$10.00	—	$—
Forfeited	(59,722)	10.00	—	—
Outstanding, end of period	119,239	$10.00	9.0 years	$3.86
Exercisable, end of period	—
The following table provides information about the 2013 Incentive Plan service vesting shares activity.

	Nine months ended January 31, 2015
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of period	243,279	$—	—	$—
Exercised	(97,255)	—	—	—
Outstanding, end of period	146,024	$—	1.5 years	$10.00
Exercisable, end of period	—
The following table provides information about the 2013 Incentive Plan share price performance shares activity.

	Nine months ended January 31, 2015
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of period	649,011	$—	—	$—
Forfeited	(50,541)	—	—	—
Outstanding, end of period	598,470	$—	9.0 years	$4.53
Exercisable, end of period	—
We recorded stock-based compensation expense of $22.9 million and $3.2 million for the three months ended January 31, 2014 and 2015, respectively, and $23.1 million and $9.1 million for the nine months ended January 31, 2014 and 2015, respectively, in the statements of operations.
As at January 31, 2015, $15.8 million of unamortized stock-based compensation remains to be recognized.

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
Conversion and Conversion Price (continued)
In addition, the preferred shares will be subject to mandatory conversion when (w) following the second anniversary of the second closing, the volume-weighted average sale price per ordinary share (“VWAP”), equals or exceeds 175% of the conversion price for 30 consecutive trading days, (x) following a reorganization event, the daily volume weighted average sale price of the shares of the to-be surviving company equals or exceeds 175% of the adjusted conversion price for 30 consecutive trading days, (y) following the eighth anniversary of the second closing, the average VWAP for the 10 preceding trading days equals or exceeds the conversion price, and (z) the liquidation value of all issued and outstanding preferred shares is less than $50.0 million. We may, at our option, convert the preferred shares into ordinary shares (a) following the eighth anniversary of the second closing based on a conversion price equal to the lesser of the then-effective conversion price and the average VWAP for the 10 preceding trading days or (b) following the fifteenth anniversary of the second closing based on a conversion price equal to the lesser of (I) the then-effective conversion price and (II) the greater of the average VWAP for the 10 preceding trading days and 50% of the then-effective conversion price; provided, that we may not force such conversion at a time when we are, or were during the preceding 10-trading day period, in possession of material non-public information, that, if publicly disclosed, would be reasonably expected to have a material and adverse effect on the closing price of the ordinary shares. Notwithstanding the foregoing, the aggregate voting ordinary shares issued upon conversion of preferred shares held by any holder and its affiliates may not exceed 49.9% of the total voting ordinary shares issued and outstanding immediately after such conversion and, for each voting ordinary share not issued due to this limitation, the holder will receive a non-voting ordinary share.
Adjustments to Conversion Price
In addition, to the quarterly increase in the conversion price described above, the then-effective conversion will be appropriately adjusted in the event of a subdivision, share split or combination of the ordinary shares.
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
During the three months ended January 31, 2014 and 2015, we recorded income tax expense of $6.7 million and $10.2 million, respectively, resulting in effective tax rates of (13.1)% and (2.2)%, respectively. During the nine months ended January 31, 2014 and 2015, we recorded income tax expense of $17.5 million and $25.3 million, respectively, resulting in effective tax rates of (13.7)% and (3.9)%, respectively.
During the nine months ended January 31, 2015, there was an additional accrual of $1.3 million for a new uncertain tax position. The remaining income tax expense reflects primarily the current corporate income taxes in taxable jurisdictions and withholding taxes. For most jurisdictions we determined that the deferred tax assets are not more likely than not to be realized and therefore we continue to recognize a valuation allowance in respect of these deferred tax assets.
As of January 31, 2015, there was $27.4 million in unrecognized tax benefits, of which $21.6 million would have an impact on the effective tax rate, if recognized.
The total amount of interest and penalties accrued on the consolidated balance sheets at April 30, 2014 and January 31, 2015 was $7.1 million and $8.6 million, respectively.

14.	Restructuring:
We are undergoing a comprehensive review of our operations and organizational structure with the view of reducing operating costs. In connection with the ongoing review, we have incurred severance costs and other costs that have been expensed as incurred. At January 31, 2015, there is a restructuring liability of $2.9 million.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

15.	Employee pension plans:
On January 1, 2015, in accordance with changes in Dutch law, the annual accrual of benefits percentage was reduced from 2.15% to 1.875% for each year of service of the ground crew and the maximum pensionable salary was set at €100,000. The impact on the projected benefit obligation was a reduction of $3.6 million which is being recognized over the remaining future service period for active employees.
Effective January 1, 2015 the flying crew portion of the Dutch defined benefit plan was curtailed when they moved to a defined contribution plan. As a result, we remeasured the plan and recorded a curtailment gain of $11.2 million in accumulated other comprehensive loss.
The net defined benefit pension plan expense (income) is as follows:

	Three months ended		Nine months ended
	January 31, 2014	January 31, 2015	January 31, 2014	January 31, 2015
Current service cost	$4,917	$4,479	$14,929	$15,015
Interest cost	8,004	7,514	23,938	24,554
Expected return on plan assets	(12,426)	(11,854)	(37,381)	(38,878)
Amortization of net actuarial and experience losses	453	475	1,329	1,495
Amortization of past service credits	(95)	(156)	(275)	(442)
Employee contributions	(725)	(735)	(2,196)	(2,417)
	$128	$(277)	$344	$(673)

16.	Derivative financial instruments and fair value measurements:
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
The outstanding foreign exchange forward contracts are as follows:

	Notional		Fair value	Maturity
April 30, 2014
Purchase contracts to sell US dollars and buy Canadian dollars	CAD	235,000	$(10,925)	May 2014 to Nov 2016
Purchase contracts to sell US dollars and buy Euros		€42,051	2,291	July 2014 to Oct 2014
Purchase contracts to sell Pounds Sterling and buy Euros		€54,000	(2,547)	May 2014 to Dec 2016

January 31, 2015
Purchase contracts to sell US dollars and buy Canadian dollars	CAD	238,000	$(28,478)	Feb 2015 to Sept 2017
Purchase contracts to sell US dollars and buy Euros		€42,051	(7,108)	Sept 2015 to Nov 2015
Purchase contracts to sell Pounds Sterling and buy Euros		€33,000	(4,865)	Feb 2015 to Dec 2016

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

16.	Derivative financial instruments and fair value measurements (continued):
We enter into long-term revenue agreements, which provide for pricing denominated in currencies other than the functional currency of the parties to the contract. This pricing feature was determined to be an embedded derivative which has been bifurcated for valuation and accounting purposes.
The embedded derivative contracts and forward contracts are measured at fair value and included in other assets and/or other liabilities.
The carrying values of the other financial instruments, which are measured at other than fair value, approximate fair value due to the short terms to maturity, except for non-revolving debt obligations, the fair values of which are as follows:

	April 30, 2014		January 31, 2015
	Fair value	Carrying value	Fair value	Carrying value
Senior secured notes	$1,254,825	$1,159,675	$941,555	$1,006,119
Senior unsecured notes	311,250	300,000	129,519	156,047
The fair value of the senior secured and unsecured notes are determined based on market information provided by third parties which is considered to be a Level 2 measurement in the fair value hierarchy.

17.	Supplemental cash flow information:

	Nine months ended
	January 31, 2014	January 31, 2015
Cash interest paid	$82,135	$85,857
Cash taxes paid	22,458	23,974
Assets acquired through non-cash capital leases	56,963	—
Change in cash resulting from changes in operating assets and liabilities:

	Nine months ended
	January 31, 2014	January 31, 2015
Receivables, net of allowance	$41,060	$14,884
Income taxes receivable and payable	(1,839)	(1,455)
Inventories	(14,654)	(11,159)
Prepaid expenses	(6,540)	228
Payables and accruals	(11,980)	(16,147)
Deferred revenue	24,778	13,289
Other assets and liabilities	(848)	(798)
	$29,977	$(1,158)

18.	Guarantees:
We have provided limited guarantees to third parties under some of our operating leases relating to a portion of the residual helicopter values at the termination of the leases, which have terms expiring between fiscal 2015 and 2024. Our exposure under the asset value guarantees including guarantees in the form of funded and unfunded residual value guarantees, rebateable advance rentals and deferred payments is approximately $245.2 million and $248.5 million as at April 30, 2014 and January 31, 2015, respectively.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

19.	Related party transactions:

(a)	Balances with one of our shareholders:
As at April 30, 2014, $2.0 million in payables and accruals was due to one of our shareholders. The balance was paid as at January 31, 2015.

(b)	Repayment of related party loans:
On June 24, 2013, we repaid $25.1 million of related party loans to companies under common control with one of our shareholders. The loan bore interest at 4.5% per annum.
On July 16, 2013, we borrowed $25.0 million from companies under common control with one of our shareholders. On July 19, 2013, the loan was repaid. The loan bore interest at 4.5% per annum.

20.	Commitments:
We have helicopter operating leases with 21 lessors for 171 helicopters and 18 lessors for 170 helicopters included in our fleet at April 30, 2014 and January 31, 2015, respectively. As at January 31, 2015, these leases had expiry dates ranging from fiscal 2015 to 2025. For those helicopters where we have the option to purchase them for agreed amounts the purchase options do not constitute bargain purchase options and we do not have a commitment to exercise the options. With respect to such leased helicopters, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at our expense. We either perform this work internally through our own repair and overhaul facilities or have the work performed by an external repair and overhaul service provider.
At January 31, 2015, we have commitments with respect to operating leases for helicopters, buildings, land and equipment. The minimum lease rentals required under operating leases are payable in the following amounts over the following years ended January 31:

	Helicopter operating leases	Building, land and equipment operating leases	Total operating leases
2016	$297,519	$16,926	$314,445
2017	276,099	13,889	289,988
2018	262,177	11,173	273,350
2019	248,690	9,677	258,367
2020	217,459	6,627	224,086
Thereafter	334,761	43,715	378,476
	$1,636,705	$102,007	$1,738,712
As at January 31, 2015, we have committed to purchase 19 new helicopters and the total required additional expenditure for these helicopters is approximately $457.6 million. These helicopters are expected to be delivered in fiscal 2015 and 2016 ($170.8 million), 2017 ($201.3 million) and 2018 ($85.5 million) and will be deployed in our Helicopter Services segment. We intend to enter into leases for these helicopters or purchase them outright upon delivery from the manufacturer. Additionally, we have committed to purchase $39.3 million of helicopter parts by October 31, 2015 and $100.0 million of heavy helicopters from Airbus Helicopters prior to December 31, 2016.
The terms of certain of the helicopter lease agreements impose operating and financial limitations on us. Such agreements limit the extent to which we may, among other things, incur indebtedness and fixed charges relative to our level of consolidated adjusted earnings before interest, taxes, depreciation and amortization.
Generally, in the event of a covenant breach, a lessor has the option to terminate the lease and require the return of the helicopter, with the repayment of any arrears of lease payments plus the present value of all future lease payments and certain other amounts which could be material to our financial position. The helicopter would then be sold and the surplus, if any, returned to us. Alternatively we could exercise our option to purchase the helicopter. As at January 31, 2015, we were in compliance with all financial covenants.

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
In addition, from time to time, we are involved in tax and other disputes with various government agencies. The following summarizes certain of these pending disputes:
In 2006, we voluntarily disclosed to the U.S. Office of Foreign Asset Control, or OFAC, that one or more of our subsidiaries formerly operating as Schreiner Airways may have violated applicable US laws and regulations by re-exporting to Iran, Sudan, and Libya certain helicopters, related parts, map data, operation and maintenance manuals, and helicopter parts for third-party customers. OFAC’s investigation is ongoing and we continue to fully cooperate. Should the US government determine that these activities violated applicable laws and regulations, we or our subsidiaries could be subject to civil or criminal penalties, including fines and/or suspension of the privilege to engage in trading activities involving goods, software and technology subject to the US jurisdiction. At January 31, 2015, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.
On May 2, 2008, Brazilian customs authorities seized one of our helicopters (customs value of $10.0 million) as a result of allegations that we violated Brazilian customs law by failing to ensure our customs agent and the customs agent’s third-party shipping company followed approved routing of the helicopter during transport. We secured release of the helicopter and are disputing through court action any claim for penalties associated with the seizure and the alleged violation. We preserved our rights by filing a civil action against our customs agent for any losses that may result. The trial court in that action has ruled that our agent will be responsible for the value of the helicopter if the government’s seizure is upheld. At January 31, 2015, it is not possible to determine the ultimate outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.
Our Brazilian subsidiary is disputing claims from the Brazilian tax authorities that it was not entitled to certain credits in 2004 and 2007. The tax authorities are seeking up to $4.8 million in additional taxes plus interest and penalties. We believe that based on our interpretation of tax legislation and well established aviation industry practice we are in compliance with all applicable tax legislation and plan to defend this claim vigorously. At January 31, 2015, it is not possible to determine the outcome of this matter or the significance, if any, to our business, financial condition and results of operations.
Our Brazilian subsidiary is also disputing assessments from the municipal governments in Macae and Cabo Frio related to cross-border flights and invoicing. The municipalities are seeking up to $5.0 million in taxes and penalties. We do not believe the Company is liable for these amounts and will continue to dispute these assessments through administrative and judicial processes. At January 31, 2015, it is not possible to determine the outcome of this matter or the significance, if any, to our business, financial condition and results of operations.
In the United Kingdom, the Ministry for Transport is investigating potential wrongdoing involving two ex-employees in conjunction with the SAR-H bid award processes. This arose from our self-reporting potential improprieties by these individuals upon their discovery in 2010. The SAR-H bid process was subsequently canceled. We will continue to cooperate in all aspects of the investigation. On July 30, 2014, the UK Treasury Solicitors filed a claim for bid recovery costs of £17.8 million ($26.7 million) against us and other parties involved in our canceled bid.  We dispute the bases for the claim and intend to vigorously defend against it. At January 31, 2015, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.

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
The new reporting structure presentation is reflected in the three and nine months ended January 31, 2014 and 2015 segment results.  The MRO contract services provided by Heli-One to Helicopter Services are accounted for using a completed contract revenue recognition method in the three and nine months ended January 31, 2015.  For the three and nine months ended January 31, 2014, the MRO contract services are accounted for using a percentage completion method, as it was not practical to determine results for this period using the completed contract method of revenue recognition.  We are unable to quantify the impact of the difference between percentage completion and completed contract on the three and nine months ended January 31, 2014. Otherwise, the accounting policies of the segments and the basis of accounting for transactions between segments are the same as those described in the summary of significant accounting policies in Note 2 of the consolidated financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2014.
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

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

22.	Segment information (continued):

Three months ended January 31, 2014
	Helicopter Services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$417,196	$36,698	$—	$—	$453,894
Add: Inter-segment revenues	—	33,370	—	(33,370)	—
Total revenue	417,196	70,068	—	(33,370)	453,894
Direct costs (i)	(291,483)	(63,683)	—	33,369	(321,797)
Earnings from equity accounted investees	2,072	—	—	—	2,072
General and administration costs	—	—	(39,182)	—	(39,182)
Adjusted EBITDAR (ii)	127,785	6,385	(39,182)	(1)	94,987
Helicopter lease and associated costs	(56,216)	—	—	—	(56,216)
Depreciation					(35,407)
Asset impairments (note 4)					58
Gain on disposal of assets					2,478
Operating income					5,900
Interest on long-term debt					(39,782)
Foreign exchange loss					(11,573)
Other financing charges					(5,730)
Income tax expense					(6,689)
Net loss					$(57,874)

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statements of operations these costs are combined.

(ii)
Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization, helicopter lease and associated costs, restructuring expense, asset impairments, gain (loss) on disposal of assets, foreign exchange gain (loss) and other financing income (charges) or total revenue plus earnings from equity accounted investees less direct costs, excluding helicopter lease and associated costs, and general and administration costs.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

22.	Segment information (continued):

Three months ended January 31, 2015
	Helicopter Services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$375,241	$39,825	$—	$—	$415,066
Add: Inter-segment revenues	—	20,017	—	(20,017)	—
Total revenue	375,241	59,842	—	(20,017)	415,066
Direct costs (i)	(253,260)	(54,528)	—	20,039	(287,749)
Earnings from equity accounted investees	5,858	—	—	—	5,858
General and administration costs	—	—	(19,878)	—	(19,878)
Adjusted EBITDAR (ii)	127,839	5,314	(19,878)	22	113,297
Helicopter lease and associated costs	(66,523)	—	—	—	(66,523)
Depreciation					(30,794)
Restructuring expense					(3,441)
Asset impairments (note 4)					(403,536)
Loss on disposal of assets					(3,056)
Operating loss					(394,053)
Interest on long-term debt					(29,996)
Foreign exchange loss					(18,464)
Other financing charges					(12,014)
Income tax expense					(10,189)
Net loss					$(464,716)

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statements of operations these costs are combined.

(ii)
Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization, helicopter lease and associated costs, restructuring expense, asset impairments, gain (loss) on disposal of assets, foreign exchange gain (loss) and other financing income (charges) or total revenue plus earnings from equity accounted investees less direct costs, excluding helicopter lease and associated costs, and general and administration costs.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

22.	Segment information (continued):

Nine months ended January 31, 2014
	Helicopter Services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$1,212,561	$99,636	$—	$—	$1,312,197
Add: Inter-segment revenues	—	113,910	—	(113,910)	—
Total revenue	1,212,561	213,546	—	(113,910)	1,312,197
Direct costs (i)	(844,204)	(194,563)	—	112,515	(926,252)
Earnings from equity accounted investees	5,990	—	—	—	5,990
General and administration costs	—	—	(77,839)	—	(77,839)
Adjusted EBITDAR (ii)	374,347	18,983	(77,839)	(1,395)	314,096
Helicopter lease and associated costs	(166,661)	—	—	—	(166,661)
Depreciation					(106,158)
Asset impairments (note 4)					(22,956)
Loss on disposal of assets					(1,943)
Operating income					16,378
Interest on long-term debt					(117,636)
Foreign exchange loss					(24,476)
Other financing charges					(1,615)
Income tax expense					(17,489)
Net loss					$(144,838)

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statements of operations these costs are combined.

(ii)
Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization, helicopter lease and associated costs, restructuring expense, asset impairments, gain (loss) on disposal of assets, foreign exchange gain (loss) and other financing income (charges) or total revenue plus earnings from equity accounted investees less direct costs, excluding helicopter lease and associated costs, and general and administration costs.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

22.	Segment information (continued):

Nine months ended January 31, 2015
	Helicopter Services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$1,216,143	$117,793	$—	$—	$1,333,936
Add: Inter-segment revenues	—	80,054	—	(80,054)	—
Total revenue	1,216,143	197,847	—	(80,054)	1,333,936
Direct costs (i)	(833,391)	(179,222)	—	79,417	(933,196)
Earnings from equity accounted investees	9,914	—	—	—	9,914
General and administration costs	—	—	(64,229)	—	(64,229)
Adjusted EBITDAR (ii)	392,666	18,625	(64,229)	(637)	346,425
Helicopter lease and associated costs	(194,341)	—	—	—	(194,341)
Depreciation					(97,672)
Restructuring expense					(3,441)
Asset impairments (note 4)					(549,942)
Loss on disposal of assets					(10,934)
Operating loss					(509,905)
Interest on long-term debt					(99,583)
Foreign exchange loss					(26,835)
Other financing charges					(14,151)
Income tax expense					(25,301)
Net loss					$(675,775)

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statements of operations these costs are combined.

(ii)
Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization, helicopter lease and associated costs, restructuring expense, asset impairments, gain (loss) on disposal of assets, foreign exchange gain (loss) and other financing income (charges) or total revenue plus earnings from equity accounted investees less direct costs, excluding helicopter lease and associated costs, and general and administration costs.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

23.	Supplemental condensed consolidated financial information:
The Company and certain of its direct and indirect wholly owned subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guaranteed on a joint and several basis certain outstanding indebtedness of CHC Helicopter S.A., one of our subsidiaries. The following consolidating schedules present financial information as of January 31, 2015 and for the three and nine months ended January 31, 2014 and 2015, based on the guarantor structure that was in place at January 31, 2015.
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

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Balance Sheets as at April 30, 2014 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$90	$88	$98,067	$315,602	$(13,258)	$(98,067)	$302,522
Receivables, net of allowance for doubtful accounts	—	70	113	128,121	164,661	(626)	292,339
Current intercompany receivables	30,720	—	326,687	549,410	306,659	(1,213,476)	—
Income taxes receivable	—	—	—	159	28,013	—	28,172
Deferred income tax assets	—	—	—	—	60	—	60
Inventories	—	—	—	122,705	8,186	—	130,891
Prepaid expenses	1,046	—	30	6,614	20,023	(30)	27,683
Other assets	—	—	5,356	32,330	217,545	(206,022)	49,209
	31,856	158	430,253	1,154,941	731,889	(1,518,221)	830,876
Property and equipment, net	—	—	—	951,025	100,116	(382)	1,050,759
Investments	656,167	627,534	989,722	590,947	21,546	(2,854,565)	31,351
Intangible assets	—	—	—	174,394	3,469	—	177,863
Goodwill	—	—	—	335,438	96,938	—	432,376
Restricted cash	—	—	—	12,719	18,847	—	31,566
Other assets	—	36	33,245	463,071	56,199	(33,245)	519,306
Long-term intercompany receivables	—	29,817	670,470	59,225	466,397	(1,225,909)	—
Deferred income tax assets	—	—	—	576	2,805	—	3,381
Assets held for sale	—	—	—	26,849	—	—	26,849
	$688,023	$657,545	$2,123,690	$3,769,185	$1,498,206	$(5,632,322)	$3,104,327
Liabilities and Shareholders' Equity
Current Liabilities
Payables and accruals	$1,086	$98	$19,345	$213,967	$140,186	$(19,341)	$355,341
Deferred revenue	—	—	—	21,578	8,858	—	30,436
Income taxes payable	—	58	410	36,963	4,954	(410)	41,975
Current intercompany payables	5,628	1,222	77,289	357,594	522,210	(963,943)	—
Deferred income tax liabilities	—	—	—	16	82	—	98
Current facility secured by accounts receivable	—	—	—	—	62,596	—	62,596
Other liabilities	—	—	200,709	251,377	4,460	(401,376)	55,170
Current portion of long-term debt obligations	—	—	—	4,107	—	—	4,107
	6,714	1,378	297,753	885,602	743,346	(1,385,070)	549,723
Long-term debt obligations	—	—	1,459,675	1,546,155	—	(1,459,675)	1,546,155
Long-term intercompany payables	29,817	—	—	466,394	59,232	(555,443)	—
Deferred revenue	—	—	—	37,846	43,639	—	81,485
Other liabilities	—	—	—	198,995	88,390	—	287,385
Deferred income tax liabilities	—	—	—	6,659	4,006	—	10,665
Total liabilities	36,531	1,378	1,757,428	3,141,651	938,613	(3,400,188)	2,475,413
Redeemable non-controlling interests	—	—	—	—	(22,578)	—	(22,578)
Shareholders' equity	651,492	656,167	366,262	627,534	582,171	(2,232,134)	651,492
	$688,023	$657,545	$2,123,690	$3,769,185	$1,498,206	$(5,632,322)	$3,104,327

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Balance Sheets as at January 31, 2015 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$9	$—	$141,828	$293,366	$(76,295)	$(141,828)	$217,080
Receivables, net of allowance for doubtful accounts	49	—	113	110,447	130,591	(933)	240,267
Current intercompany receivables	15,261	—	489,247	532,131	353,976	(1,390,615)	—
Income taxes receivable	—	—	—	2,092	17,076	—	19,168
Deferred income tax assets	—	—	—	—	49	—	49
Inventories	—	—	—	111,562	7,522	—	119,084
Prepaid expenses	1,067	—	—	8,446	16,079	—	25,592
Other assets	—	—	101,316	140,811	43,499	(216,866)	68,760
	16,386	—	732,504	1,198,855	492,497	(1,750,242)	690,000
Property and equipment, net	—	—	—	736,339	211,205	—	947,544
Investments	338,783	—	—	318,092	23,979	(648,627)	32,227
Intangible assets	—	—	—	169,003	3,061	—	172,064
Restricted cash	—	—	—	8,892	12,358	—	21,250
Other assets	36	—	24,398	412,771	99,242	(24,397)	512,050
Long-term intercompany receivables	—	—	269,524	73,497	414,411	(757,432)	—
Deferred income tax assets	—	—	—	489	1,186	—	1,675
Assets held for sale	—	—	—	15,049	—	—	15,049
	$355,205	$—	$1,026,426	$2,932,987	$1,257,939	$(3,180,698)	$2,391,859
Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Payables and accruals	$2,811	$—	$31,846	$203,990	$104,636	$(31,847)	$311,436
Deferred revenue	—	—	—	23,767	12,257	—	36,024
Income taxes payable	—	—	407	37,917	5,598	(407)	43,515
Current intercompany payables	11,010	—	59,848	367,773	522,754	(961,385)	—
Deferred income tax liabilities	—	—	—	17	12	—	29
Current facility secured by accounts receivable	—	—	—	—	33,218	—	33,218
Other liabilities	—	—	19,154	64,862	96,728	(134,704)	46,040
Current portion of long-term debt obligations	—	—	—	5,545	—	—	5,545
	13,821	—	111,255	703,871	775,203	(1,128,343)	475,807
Long-term debt obligations	—	—	1,162,166	1,235,908	—	(1,162,166)	1,235,908
Long-term intercompany payables	—	—	—	413,687	74,229	(487,916)	—
Deferred revenue	—	—	—	36,001	29,157	—	65,158
Other liabilities	—	—	—	192,409	55,601	—	248,010
Deferred income tax liabilities	—	—	—	5,958	3,047	—	9,005
Total liabilities	13,821	—	1,273,421	2,587,834	937,237	(2,778,425)	2,033,888
Redeemable non-controlling interests	—	—	14,870	14,870	6,091	(19,244)	16,587
Redeemable convertible preferred shares	577,024	—	—	—	—	—	577,024
Shareholders' equity (deficit)	(235,640)	—	(261,865)	330,283	314,611	(383,029)	(235,640)
	$355,205	$—	$1,026,426	$2,932,987	$1,257,939	$(3,180,698)	$2,391,859

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Statements of Operations and Comprehensive Loss for the three months ended January 31, 2014 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$296,154	$298,990	$(141,250)	$453,894
Operating expenses:
Direct costs	—	—	(17)	(219,116)	(300,141)	141,261	(378,013)
Earnings (loss) from equity accounted investees	(55,856)	(55,801)	11,686	(3,203)	1,510	103,736	2,072
General and administration costs	(4,169)	(59)	(239)	(18,538)	(15,737)	(440)	(39,182)
Depreciation	—	—	—	(30,239)	(5,168)	—	(35,407)
Asset impairments	—	—	—	58	—	—	58
Gain (loss) on disposal of assets	—	—	—	2,654	(176)	—	2,478
	(60,025)	(55,860)	11,430	(268,384)	(319,712)	244,557	(447,994)
Operating income (loss)	(60,025)	(55,860)	11,430	27,770	(20,722)	103,307	5,900
Financing income (charges)	22	4	(63,773)	(75,144)	18,032	63,774	(57,085)
Loss before income tax	(60,003)	(55,856)	(52,343)	(47,374)	(2,690)	167,081	(51,185)
Income tax recovery (expense)	—	—	(701)	(8,427)	1,738	701	(6,689)
Net loss	$(60,003)	$(55,856)	$(53,044)	$(55,801)	$(952)	$167,782	$(57,874)
Net earnings (loss) attributable to:
Controlling interest	$(60,003)	$(55,856)	$(53,044)	$(55,801)	$(3,081)	$167,782	$(60,003)
Non-controlling interests	—	—	—	—	2,129	—	2,129
Net loss	$(60,003)	$(55,856)	$(53,044)	$(55,801)	$(952)	$167,782	$(57,874)
Comprehensive income (loss)	$(91,464)	$(87,319)	$(85,133)	$(87,264)	$12,455	$248,571	$(90,154)

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Statements of Operations and Comprehensive Loss for the nine months ended January 31, 2014 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$859,876	$863,027	$(410,706)	$1,312,197
Operating expenses:
Direct costs	—	—	(17)	(649,852)	(853,767)	410,723	(1,092,913)
Earnings (loss) from equity accounted investees	(142,775)	(142,421)	53,512	96,947	4,416	136,311	5,990
General and administration costs	(5,456)	(276)	(3,479)	(51,404)	(20,238)	3,014	(77,839)
Depreciation	—	—	—	(91,034)	(15,124)	—	(106,158)
Asset impairments	(1,115)	—	—	(21,841)	—	—	(22,956)
Loss on disposal of assets	—	—	—	(1,410)	(533)	—	(1,943)
	(149,346)	(142,697)	50,016	(718,594)	(885,246)	550,048	(1,295,819)
Operating income (loss)	(149,346)	(142,697)	50,016	141,282	(22,219)	139,342	16,378
Financing income (charges)	22	(77)	(184,590)	(255,547)	111,875	184,590	(143,727)
Earnings (loss) before income tax	(149,324)	(142,774)	(134,574)	(114,265)	89,656	323,932	(127,349)
Income tax recovery (expense)	—	(1)	(2,125)	(28,156)	10,668	2,125	(17,489)
Net earnings (loss)	$(149,324)	$(142,775)	$(136,699)	$(142,421)	$100,324	$326,057	$(144,838)
Net earnings (loss) attributable to:
Controlling interest	$(149,324)	$(142,775)	$(136,699)	$(142,421)	$95,838	$326,057	$(149,324)
Non-controlling interests	—	—	—	—	4,486	—	4,486
Net earnings (loss)	$(149,324)	$(142,775)	$(136,699)	$(142,421)	$100,324	$326,057	$(144,838)
Comprehensive income (loss)	$(197,914)	$(191,367)	$(187,339)	$(191,013)	$132,799	$438,614	$(196,220)

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Cash flows for the nine months ended January 31, 2014 (Expressed in thousands of US dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(1,783)	$5	$(137,987)	$111,900	$(88,025)	$136,681	$20,791
Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	—	(5,173)	—	(5,173)
Net proceeds from issuance of capital stock	291,313	254,520	254,520	314,520	—	(823,560)	291,313
Proceeds from issuance of senior unsecured notes	—	—	300,000	300,000	—	(300,000)	300,000
Long-term debt proceeds	—	—	710,000	760,000	—	(710,000)	760,000
Long-term debt repayments	—	—	(760,000)	(888,656)	—	760,000	(888,656)
Increase in deferred financing costs	—	—	(14,034)	(14,034)	—	14,034	(14,034)
Long-term intercompany flow-issuance (repayment) of debt	(35,000)	—	(144,897)	12,969	22,031	144,897	—
Dividends paid	—	—	—	(85,148)	—	85,148	—
Related party loans	—	(25,148)	—	—	—	—	(25,148)
Cash provided by financing activities	256,313	229,372	345,589	399,651	16,858	(829,481)	418,302
Investing activities:
Property and equipment additions	—	—	—	(439,898)	(35,566)	1,306	(474,158)
Proceeds from disposal of property and equipment	—	—	—	444,398	172	—	444,570
Helicopter deposits net of lease inception refunds	—	—	—	(102,388)	—	—	(102,388)
Investment in subsidiaries	(254,520)	(314,520)	—	—	—	569,040	—
Restricted cash	—	—	—	1,223	6,961	—	8,184
Dividends received	—	85,148	195	—	—	(85,343)	—
Cash provided by (used in) investing activities	(254,520)	(229,372)	195	(96,665)	(28,433)	485,003	(123,792)
Cash provided by (used in) operations	10	5	207,797	414,886	(99,600)	(207,797)	315,301
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(21,128)	(829)	—	(21,957)
Change in cash and cash equivalents during the period	10	5	207,797	393,758	(100,429)	(207,797)	293,344
Cash and cash equivalents, beginning of the period	—	87	3,478	136,835	(13,121)	(3,478)	123,801
Cash and cash equivalents, end of the period	$10	$92	$211,275	$530,593	$(113,550)	$(211,275)	$417,145

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Statements of Operations and Comprehensive Loss for the three months ended January 31, 2015 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$263,296	$274,410	$(122,640)	$415,066
Operating expenses:
Direct costs	—	—	—	(204,539)	(272,373)	122,640	(354,272)
Earnings (loss) from equity accounted investees	(464,596)	—	(517,004)	(235,454)	1,265	1,221,647	5,858
General and administration costs	(5,418)	—	(378)	(15,127)	667	378	(19,878)
Depreciation	—	—	—	(25,584)	(5,210)	—	(30,794)
Restructuring expense	(1,733)	—	—	(1,219)	(489)	—	(3,441)
Asset impairments	—	—	—	(309,163)	(94,373)	—	(403,536)
Loss on disposal of assets	—	—	—	(724)	(2,332)	—	(3,056)
	(471,747)	—	(517,382)	(791,810)	(372,845)	1,344,665	(809,119)
Operating loss	(471,747)	—	(517,382)	(528,514)	(98,435)	1,222,025	(394,053)
Financing income (charges)	265	—	55,777	73,013	(133,752)	(55,777)	(60,474)
Loss before income tax	(471,482)	—	(461,605)	(455,501)	(232,187)	1,166,248	(454,527)
Income tax expense	—	—	(647)	(9,094)	(1,095)	647	(10,189)
Net loss	$(471,482)	$—	$(462,252)	$(464,595)	$(233,282)	$1,166,895	$(464,716)
Net earnings (loss) attributable to:
Controlling interest	$(471,482)	$—	$(462,252)	$(464,595)	$(240,048)	$1,166,895	$(471,482)
Non-controlling interests	—	—	—	—	6,766	—	6,766
Net loss	$(471,482)	$—	$(462,252)	$(464,595)	$(233,282)	$1,166,895	$(464,716)
Comprehensive loss	$(552,235)	$—	$(538,440)	$(545,348)	$(263,270)	$1,359,641	$(539,652)

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Statements of Operations and Comprehensive Loss for the nine months ended January 31, 2015 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$854,211	$897,656	$(417,931)	$1,333,936
Operating expenses:
Direct costs	—	—	—	(654,167)	(891,301)	417,931	(1,127,537)
Earnings (loss) from equity accounted investees	(680,226)	(65,707)	(770,778)	(353,071)	4,307	1,875,389	9,914
General and administration costs	(15,977)	(105)	(1,139)	(48,149)	2	1,139	(64,229)
Depreciation	—	—	—	(82,648)	(15,024)	—	(97,672)
Restructuring expense	(1,733)	—	—	(1,219)	(489)	—	(3,441)
Asset impairments	—	—	—	(453,294)	(96,648)	—	(549,942)
Loss on disposal of assets	—	—	—	(8,316)	(2,618)	—	(10,934)
	(697,936)	(65,812)	(771,917)	(1,600,864)	(1,001,771)	2,294,459	(1,843,841)
Operating loss	(697,936)	(65,812)	(771,917)	(746,653)	(104,115)	1,876,528	(509,905)
Financing income (charges)	772	72	94,650	88,572	(229,985)	(94,650)	(140,569)
Loss before income tax	(697,164)	(65,740)	(677,267)	(658,081)	(334,100)	1,781,878	(650,474)
Income tax recovery (expense)	—	20	(1,997)	(22,132)	(3,189)	1,997	(25,301)
Net loss	$(697,164)	$(65,720)	$(679,264)	$(680,213)	$(337,289)	$1,783,875	$(675,775)
Net earnings (loss) attributable to:
Controlling interest	$(697,164)	$(65,720)	$(679,264)	$(680,213)	$(358,678)	$1,783,875	$(697,164)
Non-controlling interests	—	—	—	—	21,389	—	21,389
Net loss	$(697,164)	$(65,720)	$(679,264)	$(680,213)	$(337,289)	$1,783,875	$(675,775)
Comprehensive loss	$(872,455)	$(154,122)	$(846,617)	$(855,504)	$(397,549)	$2,282,266	$(843,981)

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Cash flows for the nine months ended January 31, 2015 (Expressed in thousands of US dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$9,600	$(88)	$(259,790)	$51,345	$(105,902)	$259,920	$(44,915)
Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	—	(18,666)	—	(18,666)
Net proceeds from issuance of capital stock	—	—	574,000	574,000	160,000	(1,308,000)	—
Net proceeds from issuance of redeemable convertible preference shares	572,819	—	—	—	—	—	572,819
Long-term debt proceeds	—	—	325,000	325,000	—	(325,000)	325,000
Long-term debt repayments	—	—	(325,000)	(328,055)	—	325,000	(328,055)
Repurchases of senior secured notes	—	—	(158,681)	(158,681)	—	158,681	(158,681)
Redemption and repurchases of senior unsecured notes	—	—	(151,683)	(151,683)	—	151,683	(151,683)
Distribution paid to non-controlling interest	(8,500)	—	—	—	—	—	(8,500)
Long term intercompany flow – issuance of debt	—	—	84,900	—	—	(84,900)	—
Dividends paid	—	—	—	—	(7,697)	7,697	—
Cash provided by financing activities	564,319	—	348,536	260,581	133,637	(1,074,839)	232,234
Investing activities:
Property and equipment additions	—	—	—	(271,886)	(105,265)	(130)	(377,281)
Proceeds from disposal of property and equipment	—	—	—	141,515	136	—	141,651
Helicopter deposits net of lease inception refunds	—	—	—	(39,122)	—	—	(39,122)
Proceeds from sale of equity accounted investee	—	—	—	4,382	—	—	4,382
Investment in subsidiaries	(574,000)	—	(160,000)	(160,000)	—	894,000	—
Restricted cash	—	—	—	2,841	2,737	—	5,578
Dividends received	—	—	115,015	7,697	—	(122,712)	—
Cash used in investing activities	(574,000)	—	(44,985)	(314,573)	(102,392)	771,158	(264,792)
Cash provided by (used in) operations	(81)	(88)	43,761	(2,647)	(74,657)	(43,761)	(77,473)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(19,589)	11,620	—	(7,969)
Change in cash and cash equivalents during the period	(81)	(88)	43,761	(22,236)	(63,037)	(43,761)	(85,442)
Cash and cash equivalents, beginning of the period	90	88	98,067	315,602	(13,258)	(98,067)	302,522
Cash and cash equivalents, end of the period	$9	$—	$141,828	$293,366	$(76,295)	$(141,828)	$217,080

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of our financial condition and results of operations (“MD&A”) is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance. You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited interim consolidated financial statements and notes thereto included elsewhere in this report and our audited annual consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A ("Amended 10-K") for the fiscal year ended April 30, 2014, filed with the Securities and Exchange Commission, or SEC, on September 15, 2014, and the MD&A contained therein. In the discussion that follows, the terms “prior year quarter" and "current year quarter” and “prior year period" and "current year period” refers to the three and nine months ended January 31, 2014 and 2015, respectively. The following discussions include forward-looking statements that involve certain risks and uncertainties, including those identified in the “Risk Factor” section elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K ("Original 10-K") which was filed with the SEC on July 10, 2014.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, or Securities Act, about our future expectations, plans or prospects and our business. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
continued downward pressure and volatility in the oil and gas sector generally, and the potential impact of such volatility on offshore exploration and production, particularly on demand for offshore transportation services;

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
We caution you that the above list of cautionary statements is not exhaustive and should be considered with the risks described under “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q and those identified in the "Risk Factors" section of the Original 10-K for the fiscal year ended April 30, 2014. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. We disclaim any intentions or obligations to update or revise any forward-looking information, whether as a result of new information, future events or otherwise, except in accordance with applicable securities laws.
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
Overview of Business
We are one of the two largest commercial operators of helicopters in the world based on revenue of $1.8 billion in fiscal 2014 and based on our fleet of 233 heavy and medium helicopters as of January 31, 2015. With bases on six continents, we are one of only two global commercial helicopter service providers to the offshore oil and gas industry. Our mission is to provide the highest level of service in the industry, which we believe will enable our customers to go further, do more and come home safely. With over 60 years of experience providing helicopter services, we believe our brand and reputation have become associated with safe and reliable transportation and mission-critical logistics solutions.
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
We generate the majority of our oil and gas customer Helicopter Services revenue from contracts tied to our customers’ offshore production operations, which have long-term transportation requirements. A substantial portion of our remaining Helicopter Services oil and gas customer revenue comes from transporting personnel to and from offshore drilling rigs. Approximately 73% to 78% of the flying revenue in our Helicopter Services segment was attributable to fixed monthly charges for the fiscal years ended April 30, 2012, 2013 and 2014.
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
Our two operating segments are as follows:
Helicopter Services:

•
Our Helicopter Services segment consists of flying operations in the Eastern North Sea, the Western North Sea, the Americas, the Asia Pacific region and the Africa-Euro Asia region, primarily serving our offshore oil and gas customers and providing SAR and EMS to government agencies. The Eastern North Sea is comprised mainly of Norway while the Western North Sea includes principally the United Kingdom, Ireland and the Netherlands. The Americas is comprised of Brazil, North American countries and other South American countries. The Asia Pacific region includes Australia and Southeast Asian countries, including East Timor and Malaysia, and the Africa-Euro Asia region includes Nigeria, Equatorial Guinea, Kazakhstan, Mozambique and other African and European countries.

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
The following table shows our external revenue generated by segment, our Adjusted net loss, our Adjusted EBITDAR excluding special items, our Adjusted EBITDAR margin excluding special items, operating income (loss), operating margin and our HE Rate, for the nine month periods ended January 31, 2014 and 2015:

	Nine Months Ended January 31,		Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Helicopter Services operating revenue	$1,088,681	$1,099,799	$11,118	1.0%
Reimbursable revenue	123,880	116,344	(7,536)	(6.1)%
Helicopter Services total revenue	1,212,561	1,216,143	3,582	0.3%
Heli-One external revenue	99,636	117,793	18,157	18.2%
Total revenue	$1,312,197	$1,333,936	$21,739	1.7%

Adjusted net loss	$(83,099)	$(91,536)	$(8,437)	(10.2)%
Adjusted EBITDAR excluding special items	339,177	351,539	12,362	3.6%
Adjusted EBITDAR margin, excluding special items[1]	28.5%	28.9%	0.4%	1.4%
Operating income (loss)	$16,378	$(509,905)	$(526,283)	n/a
Operating margin[2]	1.2%	(38.2)%	(39.4)%	n/a
HE Rate[3]	$6,582	$6,831	$249	3.8%

(1)
Adjusted EBITDAR margin excluding special items is calculated as Adjusted EBITDAR excluding special items divided by total revenue less reimbursable revenue. Cost reimbursements from customers are recorded as reimbursable revenue with the related reimbursement expense in direct costs.

(2)	Operating margin is calculated as operating income (loss) divided by total revenue.

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

Adjusted EBITDAR, Adjusted EBITDAR excluding special items, Adjusted EBITDAR margin, Adjusted EBITDAR margin excluding special items, Adjusted net loss and HE Rate are non-GAAP financial measures. We have chosen to include Adjusted EBITDAR, and Adjusted EBITDAR excluding special items, as we consider these measures to be significant indicators of our financial performance and we use these measures to assist us in allocating available capital resources. Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization, helicopter lease and associated costs, restructuring expense, asset impairments, gain (loss) on disposal of assets, foreign exchange gain (loss) and other financing income (charges) or total revenue plus earnings from equity accounted investees, less direct costs, excluding helicopter lease and associated costs, and general and administration costs. Adjusted EBITDAR excluding special items excludes corporate transaction costs, which includes costs related to senior executive turnover, potential financing, expenses related to our initial public offering or IPO, including costs related to restructuring our compensation plan, and other transactions. For additional information about our segment revenue and Adjusted EBITDAR, including a reconciliation of these measures to our consolidated financial statements, see Note 22 of our unaudited interim consolidated financial statements for the three and nine months ended January 31, 2014 and 2015 included elsewhere in this Quarterly Report on Form 10-Q.
We have chosen to include Adjusted net loss as it provides us with an understanding of the results from the primary activities of our business by excluding corporate transaction costs, which includes costs related to senior executive turnover, potential financing, expenses related to our IPO, including costs related to restructuring our compensation plan, and other transactions, restructuring expense, gain (loss) on disposal of assets, asset impairments, net loss on debt extinguishment, the unrealized gain (loss) on the revaluation of our derivatives and foreign exchange gain (loss), which is primarily driven by the translation of U.S. dollar balances in entities with a non-U.S. dollar functional currency. This measure excludes the net earnings or loss attributable to non-controlling interests. We believe that this measure is a useful supplemental measure as net loss includes these items, and the inclusion of these items are not meaningful indicators of our ongoing performance. For additional information about our Adjusted net loss, including reconciliation to our unaudited interim consolidated financial statements, see “Summary of the Results of Operations.”
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

Outlook
We generate the majority of our Helicopter Services revenue from contracts tied to our oil and gas customers’ offshore production operations, which have long-term transportation requirements. A substantial portion of our Helicopter Services oil and gas customer revenue comes from transporting personnel to and from offshore drilling rigs. Approximately 73% to 78% of the flying revenue in our Helicopter Services segment was attributable to fixed monthly charges for the fiscal years ended April 30, 2012, 2013 and 2014. The production business is typically less cyclical than the exploration and development business because production platforms remain in place over the long-term as the marginal cost of lifting a barrel of oil once a platform is in position is low. Since mid-2014, there has been a significant decline in Brent crude oil prices due to a combination of sustained high supply from the Organization of the Petroleum Exporting Countries and from North America, coupled with weaker than expected demand due to economic uncertainty in Europe and other regions. Due to this significant and rapid downturn in market conditions, we are seeing reassessment by customers of exploration projects and reductions in their capital expenditure plans. In this environment, our customers are also actively managing their costs which may translate into increased pricing pressure. The continued downward pressure and volatility in the oil and gas sector generally, and the potential impact of such volatility on offshore exploration and production, may impact the future demand for offshore helicopter transportation services. We have however seen an increase in ultra-deepwater and deepwater spending by our customers over the past few years. Despite the recent volatility in the price of oil and gas, we remain optimistic that growth will continue in the long-term.
New technology has allowed oil and gas companies to continue exploration and drilling farther offshore. To remain competitive and to service existing and new contracts in this industry, we have in recent years been pursuing a program of augmenting our fleet by switching to technologically advanced helicopters to meet customers’ changing demands. During the current year period, we decided to accelerate our exit from five older technology helicopter types. This is part of our continued fleet replacement strategy to better meet our customer demands for newer technology helicopters and reduce the number of different helicopter types in our fleet. The exit will take place over multiple years as helicopters complete their current flying obligations. During the nine months ended January 31, 2015, we took delivery of thirteen new technology helicopters. At January 31, 2015, we have commitments to purchase 19 new technology helicopters, with the delivery of these helicopters beginning in fiscal 2015 and continuing through to fiscal 2018. These helicopters will be purchased outright or financed through leases. In addition, we have committed to $100.0 million of additional heavy helicopter purchases with Airbus Helicopters prior to December 31, 2016.
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
Our MRO services, operated through our Heli-One business, are dependent on helicopter maintenance demand. This is generally highest during periods of high helicopter service demand where high flying hours result in more frequent maintenance, most of which is required by regulation. Heli-One continues to develop its third-party business for both PBH and non-PBH revenue streams, with recent contract wins for helicopter upgrade and modification contracts with major leasing customers as well as engine overhaul and medium helicopter PBH agreements, which includes new business with customers in Japan and Malaysia. We continue to review and improve our global inventory management processes through a number of lean process techniques to support efficiencies in our workshops and our supply chain for our business operations, including developing our inventory management methodology, continuing the roll-out of our global MRO and planning software, reducing the turnaround time on rotable maintenance and improving parts reliability, which is designed to both reduce our capital investment outlay and improve rotable part availability. We have also been working to expand sales volumes through our global agent and channel partner network, where we have signed new agents and channel partners in numerous key regions during preceding periods.
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
We conduct our business in various foreign jurisdictions, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. There has been a significant strengthening of the U.S. dollar during the current fiscal year. As a result of the strengthening of the U.S. dollar, our reported results have deteriorated in the current year period compared to the prior year period. Throughout the nine months ended January 31, 2015, our primary foreign currency exposures were related to the Norwegian Kroner, the Euro, the British pound sterling, the Canadian dollar and the Australian dollar. For details on this exposure and the related impact on our results of operations, see Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” included elsewhere in this Quarterly Report on Form 10-Q.

Recent Developments
On August 23, 2013, one of our Airbus Helicopters AS332L2 helicopters was involved in an accident near Sumburgh in the Shetland Isles, United Kingdom. Authorities subsequently confirmed four fatalities and multiple injuries among the 16 passengers and two crew members on board. The cause of the accident is not yet known and full investigations are being carried out in conjunction with the UK Air Accident Investigation Branch (AAIB), and Police Scotland.
On October 18, 2013, the UK AAIB issued a special bulletin about its investigation on the possible causes of the AS332L2 accident. A full copy of the special bulletin is available at http://www.aaib.gov.uk/publications/special_bulletins/s1_2014___as332_l2_super_puma__g_wnsb.cfm. Neither the foregoing website nor the information contained on the website nor the report accessible through such website shall be deemed incorporated into, and neither shall be a part of, this Quarterly Report on Form 10-Q. In the special bulletin, the UK AAIB confirmed that, to date, the wreckage examination and analysis of recorded data as well as information from interviews of people involved in the accident have not found any evidence of a technical fault that could have been causal to the accident. The investigations by the UK AAIB and Police Scotland are ongoing. It is too early to determine the extent of the impact of the accident on our results of operations or financial condition based on information currently available.
On January 23, 2014, the UK AAIB issued a further special bulletin (S1/2014) on the accident which contained enhanced pre-flight safety briefing recommendations relating to the use of the passenger re-breather; these industry-wide recommendations were implemented by CHC in all regions where this equipment is in use.
Financing Transactions
On August 21, 2014, we announced the entry into definitive agreements with funds managed by Clayton, Dubilier & Rice ("CD&R") for an aggregate investment of up to $600.0 million in us through a private placement issuance of our preferred shares (the "Private Placement"). The Private Placement involved three closings: (a) 116,000 preferred shares purchased upon the first closing, (b) 384,000 preferred shares purchased upon the second closing, and (c) 100,000 preferred shares purchased upon the third closing.
On October 30, 2014, we completed the sale and issuance of 116,000 preferred shares to affiliates of CD&R upon the first closing of the Private Placement. We raised $110.2 million in net proceeds from the first closing after deducting direct transaction costs of $5.8 million. Upon the first closing Mr. John Krenicki, Jr. and Mr. Nathan K. Sleeper joined our board of directors, and Mr. William Macaulay resigned. Mr. Krenicki was appointed to serve as chairman of our board of directors.
Following approval at a shareholders' extraordinary general meeting on November 7, 2014, we completed the sale and issuance of 384,000 preferred shares to affiliates of CD&R upon the second closing of the Private Placement on November 12, 2014 for gross proceeds of $384.0 million. Upon the second closing, Mr. Robert C. Volpe joined our board of directors.
On November 4, 2014, our Registration Statements on Form S-1 (File No. 333-198876) became effective for our rights offering of preferred shares pursuant to which we would sell up to 100,000 preferred shares. The subscription period for our rights offering began on November 7, 2014 and expired on November 24, 2014. Consummation of the rights offering was conditional upon receiving at least $50.0 million in aggregate subscriptions from the Company’s shareholders. As the total commitments received in the rights offering as of the expiration date were less than $50.0 million, the rights offering was canceled per the terms of the Private Placement. We completed the sale and issuance of 100,000 preferred shares to affiliates of CD&R upon the third closing of the Private Placement on December 15, 2014 for gross proceeds of $100.0 million. Direct transaction costs of $21.4 million were incurred for the second and third closings. The total net proceeds from the Private Placement after deducting direct transaction costs of $27.2 million was $572.8 million.
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

Appointment of President and Chief Executive Officer
On February 6, 2015, Mr. Karl Fessenden was named our President and Chief Executive Officer. Mr. Fessenden replaces Mr. William Amelio, who has left the Company. Mr. Fessenden came to CHC from GE, where over 20 years he amassed a track record of strong leadership in building industrial-services businesses, as well as process discipline around resource and capital allocation. Mr. Fessenden successfully led multiple global-service business units at GE Energy and GE Aviation. Most recently he directed GE’s integration of the Alstom power-generation business, the largest acquisition in GE’s history. Prior to that, Mr. Fessenden managed GE’s Power Generation Services unit. His background includes 15 years in the aviation sector with GE and Pratt & Whitney.

Fleet
As of January 31, 2015, our fleet was comprised of the following helicopters:

Helicopter Type	Total	Cruise Speed (kts)	Approximate Range (nmi)	Passenger Capacity	Maximum Weight (lbs)
Helicopter Type
Heavy:
Sikorsky S92A	45	145	400	19	26,500
Airbus Helicopters EC225	40	145	400	19	24,250
Airbus Helicopters (AS332 L, L1, and L2)	36	130-140	250-350	17-19	18,000-20,500
Total Heavy	121
Medium:
AgustaWestland AW139	41	145	280	12-15	15,000
Sikorsky S76C++	23	145	220	12	11,700
Sikorsky S76C+	20	145	175	12	11,700
Sikorsky S76A++	10	135	110-130	12	10,800-11,700
Bell 412	7	125	135	13	11,900
Airbus Helicopters AS365 Series	6	120-145	80	11	9,500
Airbus Helicopters EC135/145/155	5	N/A(1)	N/A(1)	N/A(1)	N/A(1)
Total Medium	112
Total Helicopters	233

(1)	EMS only

As of January 31, 2015, we have committed to purchase 19 new technology helicopters and the total required additional expenditure for these helicopters is approximately $457.6 million. These helicopters are expected to be delivered in fiscal 2015 and 2016 ($170.8 million), 2017 ($201.3 million) and 2018 ($85.5 million) and will be deployed in our Helicopter Services segment. We intend to enter into leases for these helicopters or purchase them outright upon delivery from the manufacturer. Additionally, we have committed to purchase $39.3 million of helicopter parts by October 31, 2015 and $100.0 million of heavy helicopters from Airbus Helicopters prior to December 31, 2016.
The following table shows the expected delivery dates of the helicopter purchase commitments referred above:

Number of helicopters purchase commitments (i)
2015	1
2016	7
2017	8
2018	3
19
(i)    Does not include helicopters related to our commitment to purchase $100.0 million of heavy helicopters from Airbus Helicopters or our intention to lease helicopters from an independent lessor with one remaining planned delivery in fiscal 2015.

Three Months Ended January 31, 2014 and 2015
Summary Results of Operations
(In thousands of U.S. dollars)

	Three Months Ended January 31,
	2014	2015
Operating revenue	$412,041	$382,118
Reimbursable revenue	41,853	32,948
Total revenue	453,894	415,066
Operating Expenses
Direct costs (i)	(321,797)	(287,749)
Earnings from equity accounted investees	2,072	5,858
General and administration costs	(39,182)	(19,878)
Adjusted EBITDAR (ii)	94,987	113,297
Helicopter lease and associated costs	(56,216)	(66,523)
Depreciation	(35,407)	(30,794)
Restructuring expense	—	(3,441)
Asset impairments	58	(403,536)
Gain (loss) on disposal of assets	2,478	(3,056)
Operating income (loss)	5,900	(394,053)
Interest on long-term debt	(39,782)	(29,996)
Foreign exchange loss	(11,573)	(18,464)
Other financing charges	(5,730)	(12,014)
Loss before income tax	(51,185)	(454,527)
Income tax expense	(6,689)	(10,189)
Net loss	$(57,874)	$(464,716)
Net earnings (loss) attributable to:
Controlling interest	$(60,003)	$(471,482)
Non-controlling interests	2,129	6,766
Net loss	$(57,874)	$(464,716)
Non-GAAP Financial Measures:
Adjusted net loss (iii)	$(25,088)	$(29,796)
Adjusted EBITDAR excluding special items (ii)	118,756	114,887
Adjusted EBITDAR margin (ii)	23.1%	29.6%
Adjusted EBITDAR margin, excluding special items (ii)	28.8%	30.1%
HE Rate (iv)	$2,310	$2,146

(i)
Direct costs in the information above excludes helicopter lease and associated costs. These costs are combined in the consolidated statements of operations, which are included in the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(ii)
See “—Key Financial and Operating Metrics” for the definition and discussion of these non-GAAP measures. Additional information about our Adjusted EBITDAR, including a reconciliation of this measure to our consolidated financial statements is also provided in Note 22 of our unaudited interim consolidated financial statements for the three and nine months ended January 31, 2014 and 2015, included elsewhere in this Quarterly Report on Form 10-Q. See below for our reconciliation of Adjusted EBITDAR excluding special items, Adjusted EBITDAR margin and Adjusted EBITDAR margin excluding special items, which we have included because we consider these measures to be significant indicators of our financial performance and management use these measures to assist us in allocating available capital resources.

	Three Months Ended January 31,
	2014	2015
Numerators:
Adjusted EBITDAR	$94,987	$113,297
Adjusted EBITDAR excluding special items	118,756	114,887
Denominator:
Total revenues less reimbursable revenue	$412,041	$382,118
Adjusted EBITDAR margin	23.1%	29.6%
Adjusted EBITDAR margin, excluding special items	28.8%	30.1%
Adjusted EBITDAR excluding special items excludes corporate transaction costs, which includes costs related to senior executive turnover, potential financing, expenses related to our IPO, including costs related to restructuring our compensation plan, and other transactions. This is reconciled to Adjusted EBITDAR as follows:

	Three Months Ended January 31,
	2014	2015
Adjusted EBITDAR excluding special items	$118,756	$114,887
Corporate transaction costs	(23,769)	(1,590)
Adjusted EBITDAR	$94,987	$113,297

(iii)
Adjusted net loss is a non-GAAP measure. See “—Key Financial and Operating Metrics” for the definition and discussion of this non-GAAP measure. A description of the adjustments to and reconciliations of this non-GAAP financial measure to the most comparable GAAP financial measure is as follows:

	Three Months Ended January 31,
	2014	2015
Adjusted net loss	$(25,088)	$(29,796)
Corporate transaction costs	(23,769)	(1,590)
Restructuring expense	—	(3,441)
Asset impairments	58	(403,536)
Gain (loss) on disposal of assets	2,478	(3,056)
Foreign exchange loss	(11,573)	(18,464)
Net loss on debt extinguishment	—	(9,990)
Unrealized loss on derivatives	(2,109)	(1,609)
Net loss attributable to controlling interest	$(60,003)	$(471,482)

(iv)	HE Rate is a non-GAAP measure. See “—Key Financial and Operating Metrics” for discussion of this non-GAAP financial measure. See below for the reconciliation of HE Rate.

	Three Months Ended January 31,
	2014	2015
Helicopter Services total external revenue	$417,196	$375,241
Less: Reimbursable revenue	(41,853)	(32,948)
Helicopter Services operating revenue	$375,343	$342,293
Average HE count	162.5	159.5
HE Rate	$2,310	$2,146

Consolidated Results Summary
For the three months ended January 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Helicopter Services (i)	$417,196	$375,241	$(41,955)	(10.1)%
Heli-One	36,698	39,825	3,127	8.5%
Total revenue	453,894	415,066	(38,828)	(8.6)%
Direct costs (ii)	(321,797)	(287,749)	34,048	10.6%
Helicopter lease and associated costs	(56,216)	(66,523)	(10,307)	(18.3)%
Total direct costs	$(378,013)	$(354,272)	$23,741	6.3%
Flying hours	38,362	33,700	(4,662)	(12.2)%
# of helicopters	236	233	(3)	(1.3)%
Average HE count	162.5	159.5	(3.0)	(1.8)%
HE Rate (iii)	$2,310	$2,146	$(164)	(7.1)%

(i)	Includes revenue from customer reimbursement of fuel costs of $25.6 million for the three months ended January 31, 2014 and $16.8 million for the three months ended January 31, 2015.

(ii)	Includes $25.0 million in fuel costs for the three months ended January 31, 2014 and $16.5 million for the three months ended January 31, 2015.
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

Consolidated Results of Operations
Revenue
Consolidated revenue decreased by $38.8 million to $415.1 million compared to the prior year quarter, a decrease of 8.6%. Revenue decreased in our Helicopter Services segment which was partly offset by an increase in our Heli-One segment. The changes in external revenue in our two segments are explained below.

Helicopter Services
For the three months ended January 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Eastern North Sea	$94,656	$75,813	$(18,843)	(19.9)%
Western North Sea	107,525	99,393	(8,132)	(7.6)%
Americas	76,458	75,717	(741)	(1.0)%
Asia Pacific	89,553	83,790	(5,763)	(6.4)%
Africa-Euro Asia	48,031	39,557	(8,474)	(17.6)%
Other	973	971	(2)	(0.2)%
	$417,196	$375,241	$(41,955)	(10.1)%

The total external revenue for Helicopter Services decreased by $42.0 million, or 10.1%, compared to the prior year quarter. The U.S. dollar strengthened significantly in the current year quarter, which has resulted in a decrease in the reported U.S. dollar revenue amounts, primarily in the North Sea, where revenue was transacted primarily in the local currency of our operations. The Norwegian Kroner, the British pound sterling and the Euro have all weakened against the U.S. dollar by approximately 15.4%, 4.8% and 10.7% respectively, comparing average rates in the current year quarter to the prior year quarter. In addition, there was a decrease in reimbursable revenues of $8.9 million compared to the prior year quarter, which was partly due to the decline in fuel prices. The key variances by region were as follows:

•
Eastern North Sea. Revenues in the Eastern North Sea decreased by $18.8 million, or 19.9%, compared to the prior year quarter. This was primarily due to the impact of the strengthening U.S. dollar on reported results in this region, which resulted in decreased revenue of $11.9 million compared to the prior year quarter. The remaining $6.9 million decrease was as a result of a net reduction in activity levels with existing customers, contract wins and completions, and lower levels of reimbursable revenue, the latter of which was partly driven by the decline in fuel prices.

•
Western North Sea. Revenues in the Western North Sea decreased by $8.1 million, or 7.6%, compared to the prior year quarter. This was primarily due to the impact of the strengthening U.S. dollar on reported results in this region, which has resulted in a decrease in revenue of $7.9 million compared to the prior year quarter. The remaining $0.2 million decrease was a result of a net reduction in activity levels due to both short-term and long-term oil and gas contract expirations in the prior fiscal year, contract modifications with continuing customers due to changes in customers' helicopter requirements partly offset by additional contract wins with oil and gas customers for heavy helicopters.

•
Americas. Revenues in the Americas decreased by $0.7 million, or 1.0%, compared to the prior year quarter, primarily due to a contract completion in Nicaragua, which ended in January 2014, and a contract completion in Brazil for a medium helicopter contract, which ended in April 2014, which decreased revenue by $11.8 million. This reduction was offset by new contract wins in Brazil and Canada of $8.5 million and increased revenue in Brazil under existing contracts of $2.6 million, partly driven by the EC225 return to service.

•
Asia Pacific. Revenues in Asia Pacific decreased by $5.8 million, or 6.4%, compared to the prior year quarter due to contract completions offsetting additional revenues from new contract wins. Revenue increased by $8.1 million compared to the prior year quarter due to new contract wins and modifications for oil and gas customers in East Timor, Australia and other South East Asia countries. These increases were offset by the expiry of contracts, primarily in Australia with oil and gas customers, approximating $13.9 million.

•
Africa-Euro Asia. Revenues in Africa-Euro Asia decreased by $8.5 million, or 17.6%, compared to the prior year quarter due to contract expirations of $9.9 million in Kazakhstan and in Kenya, which both completed in the prior year quarter, and in Azerbaijan and Tanzania, which both completed in December 2013. In addition, there was a decrease in revenue of approximately $7.9 million due to changing customer requirements, primarily in Kazakhstan and Mozambique, compared to the prior year quarter. These decreases were partly offset by new contract wins and changes in contract activity in Equatorial Guinea, Eastern Europe and in other African countries, which resulted in additional revenue of $5.4 million. We have also generated additional revenue of $3.9 million in Nigeria compared to the prior year quarter.

Heli-One
Heli-One’s external revenue increased by $3.1 million, with increased PBH revenue of $2.3 million and increased non-PBH project revenue, which includes airframe, engine and component work, of $0.8 million. The higher levels of PBH revenue compared to the prior year quarter were due in part to the resumption of normal commercial operations by third-party customers of EC225 helicopters, in addition to new contract wins offset by a lower level of exchange activity compared to the prior year quarter. Higher non-PBH project revenue increased primarily due to higher levels of airframe and component work partially offset by lower levels of engine repair work compared to the prior year quarter.

Direct Costs
For the three months ended January 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Crew costs	$(112,373)	$(100,477)	$11,896	10.6%
Base operations and other costs	(84,316)	(70,782)	13,534	16.1%
Maintenance costs	(81,754)	(81,216)	538	0.7%
Support costs	(43,354)	(35,274)	8,080	18.6%
	$(321,797)	$(287,749)	$34,048	10.6%

Direct costs decreased by $34.0 million to $287.7 million compared to the prior year quarter. Direct costs decreased in all cost categories in the current year quarter compared to the prior year quarter.
Crew costs, which include salaries, benefits, training and recruitment costs, decreased by $11.9 million to $100.5 million compared to the prior year quarter. Crew costs were incurred only by our Helicopter Services segment. Crew costs decreased by $9.5 million, primarily in the North Sea region, which was primarily driven by the strengthening of the U.S. dollar against the Norwegian Kroner, the British pound sterling and the Euro, and also by lower pension-related costs incurred in the Western North Sea, compared to the prior year quarter. Crew costs also decreased in other regions by $2.4 million, driven by changes in contract activity. These changes were primarily in Australia and Nicaragua, due to the expiry of contracts with certain oil and gas customers; in Kazakhstan, due to contract modifications for services provided to customers; in Brazil, due to a reduction in headcount, offset by cost increases for new contract work in Nigeria, Eastern Europe, Equatorial Guinea, Canada and South East Asia.
Base operations and other costs, which include our base operations, reimbursable costs, insurance costs and other external expenses, decreased by $13.5 million to $70.8 million compared to the prior year quarter. Base operations and other costs were incurred only by our Helicopter Services segment. Costs decreased by $11.8 million due to lower rechargeable costs to customers, in part due to an $8.5 million decrease in rechargeable fuel costs. The reduction in the level of rechargeable fuel was primarily as a result of decreases in fuel prices and lower flying hours compared to the prior year quarter. The balance of the change in base operations and other costs relates to changes in customer activity, primarily in Tanzania, due to a contract completion and in Kazakhstan, due to a change in customer requirements as a result of a customer moving to the production phase of operations.
Maintenance costs decreased by $0.5 million to $81.2 million compared to the prior year quarter. Approximately two-thirds of these costs were related to Helicopter Services activities, with the balance related to Heli-One for costs incurred for revenue activities related to external customers. Maintenance cost decreased in the current year quarter primarily due to our global inventory and supply chain optimization initiatives, which included improvements to our rotable and fleet maintenance planning, inventory management and the implementation of lean process techniques to support efficiencies in our workshops. The reduction in maintenance costs was partly offset by an increase of $1.1 million due to the timing of externally subcontracted maintenance costs, primarily on our EC225 fleet.
Support costs decreased by $8.1 million to $35.3 million compared to the prior year quarter, with lower levels of support costs incurred due to cost reductions relating to consulting, travel, finance and executive support costs. The majority of support costs are incurred by our Helicopter Services segment, with $3.8 million related to our Heli-One segment.
Helicopter Lease and Associated Costs
Helicopter lease and associated costs increased by $10.3 million to $66.5 million, due primarily to an increase in operating leases of new technology helicopters over the prior year quarter. The increase was in response to customer preference for newer technology helicopters, for production, exploration and development activities into deeper water.
General and Administration Costs
General and administration costs decreased by $19.3 million to $19.9 million compared to the prior year quarter, primarily due to a decrease in stock-based compensation expense of $19.7 million. The decrease was a result of the performance conditions under our 2011 Management Equity Plan being met at the time of our IPO in the prior year quarter. For more information, see Note 11 of our unaudited interim consolidated financial statements for the three and nine months ended January 31, 2014 and 2015 included elsewhere in this Quarterly Report on Form 10-Q.
Depreciation
Depreciation expense decreased by $4.6 million to $30.8 million compared to the prior year quarter. During the three month period ended October 31, 2014, we decided to accelerate our exit from five older technology helicopter types as we continued with our fleet replacement strategy to better meet our customer demands for newer technology helicopters and reduce the number of different helicopter types in our fleet. In addition, we impaired the parts related to one helicopter type based on the expectation of third-party maintenance work. As a result of this, an impairment charge was recorded in the three month period ended October 31, 2014, which has reduced the depreciation expense in the current year quarter compared to the prior year quarter.
As a result of the change in our internal reporting structure, we no longer report segment assets to our CODM. Accordingly, depreciation expense is not allocated to our segments. See "—Segments" included elsewhere in this Quarterly Report on Form 10-Q for further information.
Restructuring expense
We are undergoing a comprehensive review of our operations and organizational structure with the view of reducing operating costs. In connection with this review, we have incurred severance and other costs of $3.4 million in the current year quarter. No restructuring costs were incurred in the prior year quarter. We will likely incur additional restructuring costs in subsequent periods.
Asset Impairments

	Three Months Ended January 31,		Favorable (Unfavorable)
(In thousands of U.S. dollars)	2014	2015	$ Change	% Change
Impairment of property and equipment	$23	$—	$(23)	n/a
Impairment of assets held for sale	36	—	(36)	n/a
Impairment of intangible assets	(1)	—	1	n/a
Impairment of goodwill	—	(403,536)	(403,536)	n/a
	$58	$(403,536)	$(403,594)	n/a
Asset impairments increased by $403.6 million to $403.5 million compared to the prior year quarter. As a result of deteriorating conditions in the oil and gas markets and related service sectors and a decline in our market capitalization, we performed an interim two-step goodwill impairment test as at January 31, 2015 and determined that there was no implied fair value of goodwill. Therefore, a goodwill impairment of $403.5 million was recorded in the current year quarter which represents the entire goodwill balance. Prior to impairment, all of our goodwill was attributable to our Helicopter Services segment. Due to the complexity of the second step, the impairment amount recorded is provisional and subject to change. See Note 4 of our unaudited interim consolidated financial statements for the three and nine months ended January 31, 2014 and 2015 included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Interest on Long-Term Debt
Interest on long-term debt decreased by $9.8 million to $30.0 million compared to the prior year quarter, primarily due to lower interest costs on both the senior secured notes and the senior unsecured notes due to redemptions and open market repurchases of these notes. See "—Sources of Liquidity" included elsewhere in this Quarterly Report on Form 10-Q for further information. In addition, lower interest costs were incurred on our revolving credit facility of $2.3 million, due to lower usage of this facility in the current year quarter compared to the prior year quarter.
Foreign Exchange Loss
Foreign exchange loss increased by $6.9 million to $18.5 million in the current year quarter, primarily due to the strengthening of the U.S. dollar against other currency groups, which caused a loss in both U.S. functional currency entities with foreign denominated net monetary assets positions and in Norwegian functional currency entities with net liability positions denominated in U.S. dollars. These losses were partially offset by the impact of the revaluation of net asset positions denominated in U.S. dollars in Euro functional currency entities.
Other Financing Charges
Other financing charges includes the amortization of deferred financing costs, interest income and expense on cash balances and bank indebtedness and the net gain or loss on the fair value of derivative financial instruments. Other financing charges increased by $6.3 million to $12.0 million due to a $10.0 million net loss on debt extinguishment recognized in the current year quarter. See "—Sources of Liquidity" included elsewhere in this Quarterly Report on Form 10-Q for further information. Offsetting the net loss on debt extinguishment was a $3.7 million increase, compared to the prior year quarter, in the gain on the valuation of derivatives and embedded derivatives due to foreign currency movements, primarily due to the weakening of the Norwegian Kroner.
Income Tax Expense
Income tax expense increased by $3.5 million to $10.2 million compared to the prior year quarter. The increase in the income tax expense was primarily due to a higher tax expense in various jurisdictions, offset by lower branch taxes, primarily in the Africa-Euro Asia jurisdictions, which were impacted by the profitability of customer contracts held in those jurisdictions. There was no tax benefit recognized on taxable losses in most jurisdictions as we recognize valuation allowances against net deferred tax assets in those jurisdictions.
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
Non-Controlling Interests
Net earnings allocated to non-controlling interests increased by $4.6 million to $6.8 million, due to an increase in the net earnings in EEA Helicopters Operations B.V. (“EHOB”), driven primarily by an increase in the net gain on the fair value of embedded derivative financial instruments primarily due to the weakening of the Norwegian Kroner. These increases were offset by a goodwill impairment charge of $3.2 million allocated to a non-controlling interest. For further details on EHOB and goodwill impairment, see Note 3(a)(i) and Note 4, respectively, of our unaudited interim consolidated financial statements for the three and nine months ended January 31, 2014 and 2015 included elsewhere in this Quarterly Report on Form 10-Q.

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
The new reporting structure presentation is reflected in the three months ended January 31, 2014 and January 31, 2015 segment results. The MRO contract services provided by Heli-One to Helicopter Services are accounted for using a completed contract revenue recognition method in the quarter ended January 31, 2015. For the quarter ended January 31, 2014, the MRO contract services are accounted for using a percentage completion method, as it was not practical to determine results for this quarter using the completed contract method of revenue recognition. We are unable to quantify the impact of the difference between percentage completion and completed contract on the quarter ended January 31, 2014. Otherwise, the accounting policies of the segments and the basis of accounting for transactions between segments are the same as those described in the summary of significant accounting policies.
Helicopter Services

For the three months ended January 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Operating revenue	$375,343	$342,293	$(33,050)	(8.8)%
Reimbursable revenue	41,853	32,948	(8,905)	(21.3)%
Total revenue	$417,196	$375,241	$(41,955)	(10.1)%
Direct costs (i)	(291,483)	(253,260)	38,223	13.1%
Earnings from equity accounted investees	2,072	5,858	3,786	182.7%
Adjusted EBITDAR	$127,785	$127,839	$54	0.0%
Adjusted EBITDAR margin (ii)	34.0%	37.3%	3.3%	9.7%
Flight Hours	38,362	33,700	(4,662)	(12.2)%
# of Helicopters	236	233	(3)	(1.3)%
Helicopter lease and associated costs	$(56,216)	$(66,523)	$(10,307)	(18.3)%
Average HE count (iii)	162.5	159.5	(3.0)	(1.8)%
HE Rate (iii)	$2,310	$2,146	$(164)	(7.1)%

(i)
In the prior year quarter, direct costs were comprised of crew costs of $112.4 million, base operations and other costs of $90.0 million and maintenance and support costs of $89.1 million. In the current year quarter, direct costs were comprised of crew costs of $100.5 million, base operations and other costs of $76.5 million and maintenance and support costs of $76.3 million.

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

Helicopter Services Adjusted EBITDAR increased by $0.1 million to $127.8 million and Adjusted EBITDAR margin increased by 3.3% compared to the prior year quarter. The primary changes which positively impacted Adjusted EBITDAR and Adjusted EBITDAR margin for Helicopter Services as compared to the prior year quarter were as follows:

•
Adjusted EBITDAR and Adjusted EBITDAR margin increased by $3.3 million and 0.4%, respectively, due to new oil and gas contract wins in the Eastern North Sea, which include the provision of SAR services to an oil and gas customer;

•
Adjusted EBITDAR and Adjusted EBITDAR margin increased in the Western North Sea by $8.0 million and 1.6%, respectively. The increase in margin was driven by new oil and gas sector contracts, which included the supply of additional heavy helicopters, including EC225 helicopters, to both new and existing customers, together with reductions in crew and support costs;

•
Contract wins in Africa-Euro Asia increased Adjusted EBITDAR and Adjusted EBITDAR margin by $6.4 million and 0.8%, respectively, for short and long-term contracts in the oil and gas sector in Eastern Europe, Equatorial Guinea and other countries, with $2.0 million of the increase to Adjusted EBITDAR being for new contract work in Nigeria;

•
Contract wins in the oil and gas industry in the Americas, including new contract work for heavy helicopters in Canada, together with favorable changes in existing oil and gas contract activity in Brazil, increased Adjusted EBITDAR and Adjusted EBITDAR margin by $14.0 million and 2.9%, respectively; and

•
New contracts and contract modifications for services provided to existing customers in South East Asia, primarily in Australia, increased Adjusted EBITDAR by $5.6 million and Adjusted EBITDAR margin by 0.7%.

These improvements to Adjusted EBITDAR and Adjusted EBITDAR margin were partially offset by the following factors which decreased Adjusted EBITDAR and Adjusted EBITDAR margin compared to the prior year quarter:

•
Adjusted EBITDAR and Adjusted EBITDAR margin decreased by $11.5 million and 1.0%, respectively, in the Eastern North Sea due to contract completions and decreased customer activity with oil and gas customers in addition to the effect of the weakening Norwegian Kroner relative to the U.S. dollar;

•	The expiration of a heavy helicopter contract in the Western North Sea for an oil and gas customer decreased Adjusted EBITDAR and Adjusted EBITDAR margin by $3.9 million and 0.5%, respectively;

•
The completion and modification of oil and gas customers contracts in Azerbaijan, Kazakhstan, Kenya and Tanzania and other Africa-Euro Asia countries decreased Adjusted EBITDAR and Adjusted EBITDAR margin by $9.8 million and 1.0%, respectively;

•	Adjusted EBITDAR and Adjusted EBITDAR margin decreased in the Americas by $11.0 million and 2.0%, respectively, due to contract completions in Nicaragua and Brazil; and

•
Contract completions and modifications in Asia Pacific, primarily in Australia, East Timor and the Philippines, for both oil and gas services and SAR work, decreased Adjusted EBITDAR and Adjusted EBITDAR margin by $11.0 million and 1.7%, respectively.

Lower maintenance costs increased Adjusted EBITDAR and Adjusted EBITDAR margin by $6.0 million and 1.6%, respectively. Lower maintenance costs were the result of our global inventory and supply chain optimization initiatives, which included improvements to our rotable and fleet maintenance planning, inventory management and the implementation of lean process techniques to support efficiencies in our workshops. This included lower costs incurred with our Heli-One segment. These cost efficiencies were partially offset by higher levels of externally subcontracted maintenance costs in the current year quarter compared to the prior year quarter.
The balance of the change in Adjusted EBITDAR related to changes to centralized support costs and earnings from equity accounted investees compared to the prior year quarter. In the current year quarter, earnings from equity accounted investees increased by $3.8 million over the prior year quarter, which included the sale of our 50% interest in our equity-accounted investment in Helideck Certification Agency.

Heli-One
For the three months ended January 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Third-party revenue	$36,698	$39,825	$3,127	8.5%
Internal revenue	33,370	20,017	(13,353)	(40.0)%
Total revenue	$70,068	$59,842	$(10,226)	(14.6)%
Direct costs (i)	(63,683)	(54,528)	9,155	14.4%
Adjusted EBITDAR	$6,385	$5,314	$(1,071)	(16.8)%
Adjusted EBITDAR Margin (ii)	9.1%	8.9%	(0.2)%	(2.2)%

(i)
In the prior year quarter, direct costs were comprised of maintenance costs of $58.6 million and support costs of $5.1 million. In the current year quarter, direct costs were comprised of maintenance costs of $50.7 million and support costs of $3.8 million.

(ii)	Adjusted EBITDAR margin is calculated as Adjusted EBITDAR divided by total revenue less reimbursable revenue, of which there was none in the Heli-One segment in the prior and current year quarters.
Heli-One’s Adjusted EBITDAR decreased by $1.1 million to $5.3 million and Adjusted EBITDAR margin decreased by 0.2% compared to the prior year quarter, primarily driven by the mix of external and internal revenue. The primary changes compared to the prior year quarter were as follows:

•
Lower levels of MRO revenue with our Helicopter Services segment, due in part to supply chain optimization and fleet maintenance planning initiatives, compared to the prior year quarter decreased Adjusted EBITDAR by approximately $3.4 million; offset by

•
Higher external third-party PBH revenue, partially driven by third-party customers' resumption of EC225 operations, was offset by a lower level of exchange activity, which increased Adjusted EBITDAR by $0.5 million;

•
Adjusted EBITDAR increased by $0.3 million due to higher margin helicopter modification work for external customers, which was partially offset by decreased levels of engine work both in Canada and Norway; and

•	Lower support and executive costs compared to the prior year quarter resulted in a favorable impact to Adjusted EBITDAR of $1.5 million.

Nine Months Ended January 31, 2014 and 2015
Summary Results of Operations
(In thousands of U.S. dollars)

	Nine Months Ended January 31,
	2014	2015
Operating revenue	$1,188,317	$1,217,592
Reimbursable revenue	123,880	116,344
Total revenue	1,312,197	1,333,936
Operating Expenses
Direct costs (i)	(926,252)	(933,196)
Earnings from equity accounted investees	5,990	9,914
General and administration costs	(77,839)	(64,229)
Adjusted EBITDAR (ii)	314,096	346,425
Helicopter lease and associated costs	(166,661)	(194,341)
Depreciation	(106,158)	(97,672)
Restructuring expense	—	(3,441)
Asset impairments	(22,956)	(549,942)
Loss on disposal of assets	(1,943)	(10,934)
Operating income (loss)	16,378	(509,905)
Interest on long-term debt	(117,636)	(99,583)
Foreign exchange loss	(24,476)	(26,835)
Other financing charges	(1,615)	(14,151)
Loss before income tax	(127,349)	(650,474)
Income tax expense	(17,489)	(25,301)
Net loss	$(144,838)	$(675,775)
Net earnings (loss) attributable to:
Controlling interest	$(149,324)	$(697,164)
Non-controlling interests	4,486	21,389
Net loss	$(144,838)	$(675,775)
Non-GAAP Financial Measures:
Adjusted net loss (iii)	$(83,099)	$(91,536)
Adjusted EBITDAR excluding special items (ii)	339,177	351,539
Adjusted EBITDAR margin (ii)	26.4%	28.5%
Adjusted EBITDAR margin, excluding special items (ii)	28.5%	28.9%
HE Rate (iv)	$6,582	$6,831

(i)
Direct costs in the information above excludes helicopter lease and associated costs. These costs are combined in the consolidated statements of operations, which are included in the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(ii)
See “—Key Financial and Operating Metrics” for the definition and discussion of these non-GAAP measures. Additional information about our Adjusted EBITDAR, including a reconciliation of this measure to our consolidated financial statements is also provided in Note 22 of our unaudited interim consolidated financial statements for the three and nine months ended January 31, 2014 and 2015, included elsewhere in this Quarterly Report on Form 10-Q. See below for our reconciliation of Adjusted EBITDAR excluding special items, Adjusted EBITDAR margin and Adjusted EBITDAR margin excluding special items, which we have included because we consider these measures to be significant indicators of our financial performance and management use these measures to assist us in allocating available capital resources.

	Nine Months Ended January 31,
	2014	2015
Numerators:
Adjusted EBITDAR	$314,096	$346,425
Adjusted EBITDAR excluding special items	339,177	351,539
Denominator:
Total revenues less reimbursable revenue	$1,188,317	$1,217,592
Adjusted EBITDAR margin	26.4%	28.5%
Adjusted EBITDAR margin, excluding special items	28.5%	28.9%
Adjusted EBITDAR excluding special items excludes corporate transaction costs, which includes costs related to senior executive turnover, potential financing, expenses related to our IPO, including costs related to restructuring our compensation plan, and other transactions. This is reconciled to Adjusted EBITDAR as follows:

	Nine Months Ended January 31,
	2014	2015
Adjusted EBITDAR excluding special items	$339,177	$351,539
Corporate transaction costs	(25,081)	(5,114)
Adjusted EBITDAR	$314,096	$346,425

(iii)
Adjusted net loss is a non-GAAP measure. See “—Key Financial and Operating Metrics” for the definition and discussion of this non-GAAP measure. A description of the adjustments to and reconciliations of this non-GAAP financial measure to the most comparable GAAP financial measure is as follows:

	Nine Months Ended January 31,
	2014	2015
Adjusted net loss	$(83,099)	$(91,536)
Corporate transaction costs	(25,081)	(5,114)
Restructuring expense	—	(3,441)
Asset impairments	(22,956)	(549,942)
Loss on disposal of assets	(1,943)	(10,934)
Foreign exchange loss	(24,476)	(26,835)
Net loss on debt extinguishment	—	(17,434)
Unrealized gain on derivatives	8,231	8,072
Net loss attributable to controlling interest	$(149,324)	$(697,164)

(iv) HE Rate is a non-GAAP measure. See “—Key Financial and Operating Metrics” for discussion of this non-GAAP financial measure. See below for the reconciliation of HE Rate.

	Nine Months Ended January 31,
	2014	2015
Helicopter Services total external revenue	$1,212,561	$1,216,143
Less: Reimbursable revenue	(123,880)	(116,344)
Helicopter Services operating revenue	$1,088,681	$1,099,799
Average HE count	165.4	161.0
HE Rate	$6,582	$6,831

Consolidated Results Summary
For the nine months ended January 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Helicopter Services (i)	$1,212,561	$1,216,143	$3,582	0.3%
Heli-One	99,636	117,793	18,157	18.2%
Total revenue	1,312,197	1,333,936	21,739	1.7%
Direct costs (ii)	(926,252)	(933,196)	(6,944)	(0.7)%
Helicopter lease and associated costs	(166,661)	(194,341)	(27,680)	(16.6)%
Total direct costs	$(1,092,913)	$(1,127,537)	$(34,624)	(3.2)%
Flying hours	116,286	106,154	(10,132)	(8.7)%
# of helicopters	236	233	(3)	(1.3)%
Average HE count	165.4	161.0	(4.4)	(2.7)%
HE Rate (iii)	$6,582	$6,831	$249	3.8%

(i)	Includes revenue from customer reimbursement of fuel costs of $73.2 million for the nine months ended January 31, 2014 and $59.9 million for the nine months ended January 31, 2015.

(ii)	Includes $75.3 million in fuel costs for the nine months ended January 31, 2014 and $59.8 million for the nine months ended January 31, 2015.
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

Consolidated Results of Operations
Revenue
Consolidated revenue increased by $21.7 million to $1,333.9 million compared to the prior year period, an increase of 1.7%. Revenue increased in both our Helicopter Services and Heli-One segments. The changes in external revenue in our two segments are explained below.

Helicopter Services
For the nine months ended January 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Eastern North Sea	$286,262	$269,895	$(16,367)	(5.7)%
Western North Sea	311,299	329,050	17,751	5.7%
Americas	207,732	223,915	16,183	7.8%
Asia Pacific	261,849	247,516	(14,333)	(5.5)%
Africa-Euro Asia	142,627	141,882	(745)	(0.5)%
Other	2,792	3,885	1,093	39.1%
	$1,212,561	$1,216,143	$3,582	0.3%

The total external revenue for Helicopter Services increased by $3.6 million, or 0.3%, compared to the prior year period. The U.S. dollar strengthened significantly in the current year period, which has resulted in a decrease in the reported U.S. dollar revenue amounts, primarily in the Eastern North Sea due to the weakening of the Norwegian Kroner, whose average rate for the period has declined by approximately 8.2% against the U.S. dollar. In addition, there was a decrease in reimbursable revenues of $7.5 million compared to the prior year period, which was partly due to the decline in fuel prices. The key variances by region were as follows:

•
Eastern North Sea. Revenues in the Eastern North Sea decreased by $16.4 million, or 5.7%, compared to the prior year period. This was primarily due to the impact of the strengthening U.S. dollar on reported results in this region, which has resulted in an estimated reduction in revenue of $18.8 million compared to the prior year period. This was partly offset by a net $2.4 million increase in revenue activity in the oil and gas sector, which benefited from the resumption of normal commercial operations of our EC225 fleet in the current year period.

•
Western North Sea. Revenues in the Western North Sea increased by $17.8 million, or 5.7%, compared to the prior year period, due to additional services and new contracts with oil and gas customers, which generated additional revenue of $28.2 million. Revenue increased in Ireland for a SAR contract, which was fully implemented by December 2013, partially offset by the expiration of a SAR contract in the UK, resulting in a net increase to revenue of $9.7 million over the prior year period. In addition, ad-hoc revenue and other revenue was $5.5 million higher than the prior year period, primarily due to the EC225 return to service. These increases were offset by both short-term and long-term oil and gas contract modifications and expirations compared to the prior year period of $25.6 million.

•
Americas. Revenues in the Americas increased by $16.2 million, or 7.8%, compared to the prior year period, primarily due to new contract wins in Brazil and Canada, which resulted in additional revenue of $17.2 million, and increased revenue in Brazil under existing contracts of $31.9 million, primarily driven by the EC225 return to service. The increase was offset by a $32.9 million reduction in revenue due to a contract completion in Nicaragua, which ended in January 2014, and by a contract completion for a medium helicopter contract in Brazil in April 2014.

•
Asia Pacific. Revenues in Asia Pacific decreased by $14.3 million, or 5.5%, compared to the prior year period due to contract completions offsetting additional revenues from new contract wins. Revenue decreased due to the expiry of contracts, primarily in Australia and the Philippines, which related to both oil and gas production and exploration contracts, which ended in December 2013 and June and July 2014, which approximated $55.4 million. The decrease was offset by increased revenue due to new contract wins and modifications for oil and gas customers in East Timor, Australia and other South East Asia countries, which increased revenue by $41.1 million compared to the prior year period.

•
Africa-Euro Asia. Revenues in Africa-Euro Asia decreased by $0.7 million, or 0.5%, compared to the prior year period due to contract expirations of $28.7 million in Kazakhstan and in Kenya, which both completed at the end of the prior year period, and in Azerbaijan and Tanzania, which both completed in December 2013. In addition, there was a decrease in revenue of approximately $10.2 million due to contract modifications with continuing customers, due to changes in customer requirements, primarily in Kazakhstan and Mozambique, compared to the prior year period. These decreases were partly offset by new contract wins and changes in contract activity in Equatorial Guinea, Eastern Europe and in other African countries, which resulted in additional revenue of $22.2 million. We have also generated additional revenue of $16.0 million in Nigeria compared to the prior year period.

Heli-One
Heli-One’s external revenue increased by $18.2 million, with increased PBH revenue of $12.1 million and increased non-PBH project revenue, which includes airframe, engine and component work, of $6.1 million. The higher levels of PBH revenue compared to the prior year period were due in part to the resumption of normal commercial operations by third-party customers of EC225 helicopters, in addition to new contract wins. Higher non-PBH project revenue increased primarily due to higher levels of airframe and component work partially offset by lower levels of engine repair work compared to the prior year period.

Direct Costs
For the nine months ended January 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Crew costs	$(330,078)	$(326,937)	$3,141	1.0%
Base operations and other costs	(251,523)	(236,617)	14,906	5.9%
Maintenance costs	(213,987)	(245,370)	(31,383)	(14.7)%
Support costs	(130,664)	(124,272)	6,392	4.9%
	$(926,252)	$(933,196)	$(6,944)	(0.7)%

Direct costs increased by $6.9 million to $933.2 million compared to the prior year period. The increase was due to an increase in maintenance costs partially offset by a reduction in crew costs, base operations and other costs and support costs in the current year period compared to the prior year period.
Crew costs, which include salaries, benefits, training and recruitment costs, decreased by $3.1 million to $326.9 million compared to the prior year period. Crew costs were incurred only by our Helicopter Services segment. Crew costs have decreased in the North Sea region by $10.4 million, which was primarily driven by the strengthening of the U.S. dollar against the Norwegian Kroner, and lower pension-related costs incurred in Western North Sea compared to the prior year period. In addition, crew costs decreased in certain other regions by $11.6 million, including Australia, Kazakhstan, Brazil and Nicaragua primarily due to changes in the level of customer activity and completed contracts. This was partly offset by increased costs of $18.9 million, primarily as a result of new contract work in Nigeria, Eastern Europe, Equatorial Guinea, Canada and South East Asia.
Base operations and other costs, which include our base operations, reimbursable costs, insurance costs and other external expenses, decreased by $14.9 million to $236.6 million compared to the prior year period. Base operations and other costs were incurred only by our Helicopter Services segment. Base operations and other costs increased compared to the prior year period by $20.0 million, primarily driven by new customer contracts in Eastern Europe, Nigeria, Australia and Equatorial Guinea and the receipt of insurance proceeds in the prior year period. These were offset by a $20.0 million decrease in rechargeable costs to customers, of which $15.5 million was due to lower levels of rechargeable fuel costs. The reduction in the level of rechargeable fuel was primarily as a result of the decreases in fuel prices and lower flying hours compared to the prior year period. In addition, base operations and other costs decreased by $14.9 million compared to the prior year period, primarily in Kazakhstan, due to changes in customer requirements; in the Americas, due to lower costs associated with travel and accommodation in Brazil; and in Nicaragua, Tanzania and Azerbaijan, due to the completion of customer contracts.
Maintenance costs increased by $31.4 million to $245.4 million compared to the prior year period. Approximately two-thirds of these costs were related to Helicopter Services, with the balance related to Heli-One for costs incurred for revenue activities related to external customers. Maintenance costs increased in part because we received in the prior year period cash and immediately available credits, in light of the EC225 suspension, which were booked as reductions to maintenance costs as they related to short-term performance issues. Maintenance costs also increased by $11.2 million due to the timing of externally subcontracted maintenance costs, primarily on our EC225 fleet. Our Helicopter Services segment incurred an additional $2.6 million of costs compared to the prior year period related to ongoing inspection costs on the EC225 fleet. We will incur these additional inspection costs until the completion of retrofit of the redesigned gear shaft, which is expected to be complete by approximately the end of fiscal 2015. These increases were partially offset by a decrease in costs in the current year period due to our global inventory and supply chain optimization initiatives, which include improvements to our rotable and fleet maintenance planning inventory management and the implementation of lean process techniques to support efficiencies in our workshops. In addition, $10.1 million of costs were incurred in the prior year period in preparing the EC225 helicopters for return to service, which were not incurred in the current year period.
Support costs decreased by $6.4 million to $124.3 million compared to the prior year period, due to costs reductions relating to consulting, travel, finance and executive support costs. The majority of support costs are incurred by our Helicopter Services segment, with $14.9 million related to our Heli-One segment.

Helicopter Lease and Associated Costs
Helicopter lease and associated costs increased by $27.7 million to $194.3 million, due primarily to an increase in operating leases of new technology helicopters over the prior year period. The increase was in response to customer demand for newer technology helicopters, for production, exploration and development activities into deeper water.
General and Administration Costs
General and administration costs decreased by $13.6 million to $64.2 million compared to the prior year period, primarily due to a decrease in the stock-based compensation expense of $13.8 million. The decrease was a result of the performance conditions under our 2011 Management Equity Plan being met at the time of our IPO in the prior year period. This has been partly offset by increased stock-based compensation expense in the current year period, primarily as a result of new grants made under the 2013 Omnibus Incentive Plan, also made at the time of our IPO. For more information, see Note 11 of our unaudited interim consolidated financial statements for the three and nine months ended January 31, 2014 and 2015 included elsewhere in this Quarterly Report on Form 10-Q.
Depreciation
Depreciation expense decreased by $8.5 million to $97.7 million compared to the prior year period primarily as a result of the decrease in the number of owned helicopters within our fleet. In addition, during the three month period ended October 31, 2014, we decided to accelerate our exit from five older technology helicopter types as we continued with our fleet replacement strategy to better meet our customer demands for newer technology helicopters and reduce the number of different helicopter types in our fleet. In addition, we impaired the parts related to one helicopter type based on the expectation of third-party maintenance work. As a result, an impairment charge was recorded in the three month period ended October 31, 2014, which has reduced depreciation expense in the current year period compared to the prior year period. These decreases were partially offset by higher depreciation charges on new facilities, which include our new hangar in Cabo Frio, Brazil and our new MRO facility in Rzeszow, Poland.
As a result of the change in our internal reporting structure, we no longer report segment assets to our CODM. Accordingly, depreciation expense is not allocated to our segments. See "—Segments" included elsewhere in this Quarterly Report on Form 10-Q for further information.
Restructuring expense
We are undergoing a comprehensive review of our operations and organizational structure with the view of reducing operating costs. In connection with this review, we have incurred severance and other costs of $3.4 million in the current year period. No restructuring costs were incurred in the prior year period. We will likely incur additional restructuring costs in subsequent periods.
Asset Impairments

	Nine Months Ended January 31,		Favorable (Unfavorable)
(In thousands of U.S. dollars)	2014	2015	$ Change	% Change
Impairment of property and equipment	$(2,481)	$(128,043)	$(125,562)	n/a
Impairment of assets held for sale	(18,481)	(5,256)	13,225	71.6%
Impairment of receivables and funded residual value guarantees	(1,115)	(10,421)	(9,306)	(834.6)%
Impairment of intangible assets	(879)	(2,686)	(1,807)	(205.6)%
Impairment of goodwill	—	(403,536)	(403,536)	n/a
	$(22,956)	$(549,942)	$(526,986)	n/a
Asset impairments increased by $527.0 million to $549.9 million compared to the prior year period. Asset impairments include the impairment of property and equipment held for use, receivables and funded residual value guarantees, assets held for sale, intangible assets and goodwill. During the current year period, we decided to accelerate our exit from five older technology helicopter types as we continue with our fleet replacement strategy to better meet our customer demands for newer technology helicopters and reduce the number of different helicopter types in our fleet.  The exit will take place over multiple years as helicopters complete their current flying obligations. In addition, we have impaired the parts related to one helicopter type we no longer have in our fleet as future third party maintenance work related to this aircraft type is expected to be limited. The impairment has increased compared to the prior year period due to the decision to exit a larger number of helicopters in the current year period and continued softness in the resale market for older technology helicopters.
In addition, as a result of deteriorating conditions in the oil and gas markets and related service sectors and a decline in our market capitalization, we performed an interim two-step goodwill impairment test as at January 31, 2015 and determined that there was no implied fair value of goodwill. Therefore, a goodwill impairment of $403.5 million was recorded in the current year period which represents the entire goodwill balance. Prior to impairment, all of our goodwill was attributable to our Helicopter Services segment. Due to the complexity of the second step, the impairment amount recorded is provisional and subject to change. See Note 4 of our unaudited interim consolidated financial statements for the three and nine months ended January 31, 2014 and 2015 included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Interest on Long-Term Debt
Interest on long-term debt decreased by $18.1 million to $99.6 million compared to the prior year period, primarily due to lower interest costs on both the senior secured notes and the senior unsecured notes due to redemptions and open market repurchases of these notes. See "—Sources of Liquidity" included elsewhere in this Quarterly Report on Form 10-Q for further information. In addition, lower interest costs were incurred on our revolving credit facility of $3.7 million, due to lower usage of this facility in the current year period compared to the prior year period.
Foreign Exchange Loss
Foreign exchange loss increased by $2.4 million compared to the prior year period to a $26.8 million loss in the current year period, primarily due to the strengthening of the U.S. dollar against other currency groups, which caused a loss in both U.S. functional currency entities with foreign denominated net monetary asset positions and in Norwegian functional currency entities with net liability positions denominated in U.S. dollars. These losses were partially offset by the impact of the revaluation of net asset positions denominated in U.S. dollars in Euro functional currency entities.
Other Financing Charges
Other financing charges includes the amortization of deferred financing costs, interest income and expense on cash balances and bank indebtedness and the net gain or loss on the fair value of derivative financial instruments. Other financing charges increased by $12.5 million compared to the prior year period to $14.2 million. This was primarily due to a net loss on debt extinguishment of $17.4 million incurred in the current year period. See "—Sources of Liquidity" included elsewhere in this Quarterly Report on Form 10-Q for further information. In addition, there was a comparative increase in finance charges due to a $10.0 million fee settlement received in the prior year period. This was partially offset by a $9.3 million increase compared to the prior year period in the gain on the valuation of derivatives and embedded derivatives due to foreign currency movements, primarily the weakening of the Norwegian Kroner, and by $4.5 million decrease in deferred financing cost amortization, due to the aforementioned senior secured and senior unsecured note repurchase and redemption activity during the current year period.
Income Tax Expense
Income tax expense increased by $7.8 million to $25.3 million compared to the prior year period. The increase was primarily due to the change in our uncertain tax positions of $3.4 million, which was primarily the result of a favorable audit finding with respect to an uncertain tax position recognized in the prior year period and an additional accrual of $1.3 million recognized in the current year period for a new uncertain tax position. In addition, current income tax expense increased due to higher levels of branch taxes in foreign jurisdictions, which were impacted by the profitability of customer contracts held in those jurisdictions. There was no tax benefit recognized on taxable losses in most jurisdictions as we recognize valuation allowances against net deferred tax assets in those jurisdictions.
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

Non-Controlling Interests
Net earnings allocated to non-controlling interests increased by $16.9 million to $21.4 million, due to an increase in the net earnings in EHOB, driven primarily by an increase in the net gain on the fair value of embedded derivative financial instruments. This increase was offset by a goodwill impairment charge of $3.2 million allocated to a non-controlling interest. For further details on EHOB and goodwill impairment, see Note 3(a)(i) and Note 4, respectively, of our unaudited interim consolidated financial statements for the three and nine months ended January 31, 2014 and 2015 included elsewhere in this Quarterly Report on Form 10-Q .

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
The new reporting structure presentation is reflected in the nine months ended January 31, 2014 and January 31, 2015 segment results. The MRO contract services provided by Heli-One to Helicopter Services are accounted for using a completed contract revenue recognition method in the nine months ended January 31, 2015. For the nine months ended January 31, 2014, the MRO contract services are accounted for using a percentage completion method, as it was not practical to determine results for this period using the completed contract method of revenue recognition. We are unable to quantify the impact of the difference between percentage completion and completed contract on the nine months ended January 31, 2014. Otherwise, the accounting policies of the segments and the basis of accounting for transactions between segments are the same as those described in the summary of significant accounting policies.
 Helicopter Services
For the nine months ended January 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Operating revenue	$1,088,681	$1,099,799	$11,118	1.0%
Reimbursable revenue	123,880	116,344	(7,536)	(6.1)%
Total revenue	$1,212,561	$1,216,143	$3,582	0.3%
Direct costs (i)	(844,204)	(833,391)	10,813	1.3%
Earnings from equity accounted investees	5,990	9,914	3,924	65.5%
Adjusted EBITDAR	$374,347	$392,666	$18,319	4.9%
Adjusted EBITDAR margin (ii)	34.4%	35.7%	1.3%	3.8%
Flight Hours	116,286	106,154	(10,132)	(8.7)%
# of Helicopters	236	233	(3)	(1.3)%
Helicopter lease and associated costs	$(166,661)	$(194,341)	$(27,680)	(16.6)%
Average HE count (iii)	165.4	161.0	(4.4)	(2.7)%
HE Rate (iii)	$6,582	$6,831	$249	3.8%

(i)
In the prior year period, direct costs were comprised of crew costs of $330.1 million, base operations and other costs of $251.6 million and maintenance and support costs of $262.5 million. In the current year period, direct costs were comprised of crew costs of $326.9 million, base operations and other costs of $236.7 million and maintenance and support costs of $269.8 million.

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

Helicopter Services Adjusted EBITDAR increased by $18.3 million to $392.7 million compared to the prior year period. Adjusted EBITDAR margin increased by 1.3% compared to the prior year period. The primary changes which positively impacted Adjusted EBITDAR and Adjusted EBITDAR margin for Helicopter Services compared to the prior year period were as follows:

•
Adjusted EBITDAR and Adjusted EBITDAR margin increased by $9.1 million and 0.5%, respectively, due to contract wins and other ad-hoc increases with customers in the oil and gas sector in the Eastern North Sea;

•
Adjusted EBITDAR and Adjusted EBITDAR margin increased in the Western North Sea by $37.5 million and 2.4%, respectively. The increase in margin was driven by new oil and gas sector contracts and SAR work based in Ireland, for a contract which was partially implemented during the prior year period. Oil and gas contract wins included the supply of additional heavy helicopters, including EC225 helicopters, to both new and existing customers;

•
Contract wins in Africa-Euro Asia increased Adjusted EBITDAR and Adjusted EBITDAR margin favorably by $20.7 million and 0.7%, respectively for short and long-term contracts wins and contract modifications in the oil and gas industry in Eastern Europe, Equatorial Guinea and other countries. This increase includes $9.3 million for new contract work in Nigeria;

•
Contract wins in the oil and gas industry in the Americas, including new contract work for heavy helicopters in Canada, together with favorable changes in existing oil and gas contract activity in Brazil, increased Adjusted EBITDAR and Adjusted EBITDAR margin by $27.0 million and 1.5%, respectively; and

•
New contracts and contract modifications for services provided to oil and gas customers in South East Asia, primarily in East Timor and Australia, increased Adjusted EBITDAR by $9.4 million with a flat impact to Adjusted EBITDAR margin.

These improvements to Adjusted EBITDAR and Adjusted EBITDAR margin were offset primarily by the following factors which decreased Adjusted EBITDAR and Adjusted EBITDAR margin compared to the prior year period:

•
Adjusted EBITDAR and Adjusted EBITDAR margin decreased by $21.7 million and 1.0% over the prior year period respectively, due primarily to contract completions, decreased customer activity with oil and gas customers and the impact of the weakening of the Norwegian Kroner relative to the U.S. dollar in the Eastern North Sea;

•
The expiration of contracts in the Western North Sea for the supply of heavy and medium helicopters to oil and gas customers and other contract modifications, decreased Adjusted EBITDAR and Adjusted EBITDAR margin by $16.4 million and 0.7%, respectively;

•	The completion of contracts in Azerbaijan, Kazakhstan, Kenya and Tanzania for oil and gas customers decreased Adjusted EBITDAR and Adjusted EBITDAR margin by $13.4 million and 0.4%, respectively;

•	Adjusted EBITDAR and Adjusted EBITDAR margin decreased in the Americas by $20.4 million and 1.2%, respectively, due to contract completions;

•	Completion of oil and gas customer contracts in Australia decreased Adjusted EBITDAR by $11.6 million, with a flat impact to Adjusted EBITDAR margin; and

•
An additional $2.6 million of costs related to ongoing inspection costs on the EC225 fleet were incurred in the current year period compared to the prior year period. We will incur these additional inspection costs until the completion of retrofit of the redesigned gear shaft, which is expected to be complete in fiscal 2015.

The balance of the change in Adjusted EBITDAR related to the results of our fleet operations, including the impact on maintenance costs due to cash and immediately available credits received in the prior year period in light of the EC225 suspension, which were booked as reductions to maintenance costs, in addition to changes in centralized support costs and earnings from equity accounted investees compared to the prior year period. In the current year period, earnings from equity accounted investees increased by $3.9 million over the prior year period which included the sale of our 50% interest in our equity-accounted investment in Helideck Certification Agency.
Heli-One
For the nine months ended January 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Third-party revenue	$99,636	$117,793	$18,157	18.2%
Internal revenue	113,910	80,054	(33,856)	(29.7)%
Total revenue	$213,546	$197,847	$(15,699)	(7.4)%
Direct costs (i)	(194,563)	(179,222)	15,341	7.9%
Adjusted EBITDAR	$18,983	$18,625	$(358)	(1.9)%
Adjusted EBITDAR Margin (ii)	8.9%	9.4%	0.5%	5.6%

(i)
In the prior year period, direct costs were comprised of maintenance costs of $178.8 million and support costs of $15.8 million. In the current year period, direct costs were comprised of maintenance costs of $164.3 million and support costs of $14.9 million.

(ii)	Adjusted EBITDAR margin is calculated as Adjusted EBITDAR divided by total revenue less reimbursable revenue, of which there was none in the Heli-One segment in the prior and current year periods.
Heli-One’s Adjusted EBITDAR decreased by $0.4 million to $18.6 million and Adjusted EBITDAR margin increased by 0.5% compared to the prior year period, primarily driven by the mix of external and internal revenue. The primary changes compared to the prior year period were as follows:

•
Lower levels of MRO revenue with our Helicopter Services segment, due in part to supply chain optimization and fleet maintenance planning initiatives, compared to the prior year period decreased Adjusted EBITDAR by approximately $6.4 million; offset by

•
Higher external third-party PBH revenue, due to increased flight hours, which were partially driven by third-party customers' resumption of EC225 operations, in addition to new customer contracts, increased Adjusted EBITDAR by $2.7 million;

•
Adjusted EBITDAR increased due to higher margin helicopter modification work, which was partially offset by decreased levels of engine work both in Canada and Norway, with a favorable net impact of $3.2 million; and

•
Other costs changes, which include higher facilities costs, lower support and executive costs, and changes in the allowance for doubtful accounts, resulted in a favorable impact to Adjusted EBITDAR of $0.1 million compared to the prior year period.

Financial Condition and Sources of Liquidity
Analysis of Historical Cash Flows
For the nine months ended January 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Cash provided by (used in) operating activities	$20,791	$(44,915)	$(65,706)	(316.0)%
Cash provided by financing activities	418,302	232,234	(186,068)	(44.5)%
Cash used in investing activities	(123,792)	(264,792)	(141,000)	(113.9)%
Effect of exchange rate changes on cash and cash equivalents	(21,957)	(7,969)	13,988	63.7%
Change in cash and cash equivalents during the period	$293,344	$(85,442)	$(378,786)	(129.1)%

Cash Flows Provided by (Used In) Operating Activities
Cash flows used in operating activities increased by $65.7 million compared to the prior year period, due to a decrease in cash flow results from operations, adjusted for non-cash items and working capital movements, of $69.1 million. This was driven in part by an increase in helicopter lease and associated costs over the prior year period. In addition, there was an unfavorable movement in working capital of $31.1 million compared to the prior year period, which was primarily driven by a $26.2 million unfavorable change in receivables compared to the prior year period. These increases in the use of cash were partially offset by a net reduction in interest on long-term debt and other financing costs, as a result of lower interest costs due to repurchases of senior secured notes by one of our subsidiaries, CHC Helicopter S.A., in February, May and December 2014 and January 2015 and also due to redemptions and repurchases by CHC Helicopter S.A. of our senior unsecured notes, during November and December 2014. See "—Sources of Liquidity" included elsewhere in this Quarterly Report on Form 10-Q for further information. The reduction in interest expense was offset by a $10.9 million increase in realized foreign exchange losses on derivative contracts in the current year period and due to a $10.0 million bank fee settlement received during the prior year period.
One of our continued areas of focus is the improvement of our cash flows through operational growth. We have implemented a number of initiatives, but have not consistently decreased our use of cash in operations. No assurance can be given that our efforts to reduce operational cash requirements, including continued efforts to achieve greater cost efficiencies and reductions in our debt obligations to reduce interest costs, will be effective. The business may not generate sufficient net cash from operating activities and future borrowings may not be available in amounts sufficient to enable us to service our debt or to fund our other liquidity needs. On August 21, 2014, we entered into definitive agreements with funds managed by CD&R for the investment of $600.0 million in CHC Group Ltd. through the issuance of redeemable convertible preferred shares in the Private Placement. See "—Financing Transactions" included elsewhere in this Quarterly Report on Form 10-Q for further information. It is currently expected that the net cash from operating activities, together with CD&R's investment in redeemable convertible preferred shares and our ability to access financing through our senior secured revolving credit facility, other financing markets, new operating leases and proceeds from the sale of helicopters and other assets, will be sufficient to meet the on-going cash flow requirements. If we are unable to meet our debt obligations or fund other liquidity needs, alternative financing plans may need to be undertaken, such as refinancing or restructuring debt, selling assets, reducing or delaying capital investments or raising additional capital. See “Risk Factors – Risks Related to Our Net Losses and Our Indebtedness–Our level of indebtedness could affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage” in Part II, Item 1A "Risk Factors" elsewhere in this Quarterly Report on Form 10-Q.
Cash Flows Provided By Financing Activities
Cash flows provided by financing activities decreased by $186.1 million to $232.2 million compared to the prior year period. This was due to proceeds from the issuance of $300.0 million aggregate principal amount of senior unsecured notes on May 13, 2013 by CHC Helicopter S.A., our wholly owned subsidiary. In addition, in the prior year period, we issued ordinary shares for net proceeds of $291.3 million as part of our IPO on the New York Stock Exchange in January 2014. During the current year period, CHC Helicopter S.A. repurchased on the open market $65.0 million of our senior secured notes at premiums ranging from 108.00% to 109.13% in May 2014 and $90.7 million of our senior secured notes at prices ranging from 95.50% to 98.00% of the principal amount in December 2014 and January 2015. The total cash payments for the senior secured note repurchases in the current year period were $158.7 million. In November 2014, CHC Helicopter S.A. redeemed $105.0 million of the senior unsecured notes at a premium of 109.375% and repurchased $39.0 million of the senior unsecured notes on the open market at prices ranging from 92.75% to 95.04% of the principal. The total cash payments on the senior unsecured note redemptions and repurchases in the current year period were $151.7 million. There was also a net reduction of $13.5 million in our current facility secured by accounts receivable, due to the timing of transactions in our trade receivables securitization program.
In the current year period a distribution of $8.5 million was paid to the minority shareholder of EHOB due to an amendment of the shareholders' agreement on October 30, 2014. For more information, see Note 3(a)(i) of our unaudited interim consolidated financial statements for the three and nine months ended January 31, 2014 and 2015 included elsewhere in this Quarterly Report on Form 10-Q.
The decrease in cash provided by financing activities was partially offset by $572.8 million of net proceeds on the issuance of the redeemable convertible preferred shares in connection with the closing of the Private Placement with CD&R. See "—Financing Transactions" included elsewhere in this Quarterly Report on Form 10-Q for further information. In addition, there was a decrease in net repayments on our senior secured revolving credit facility of $125.6 million, part of which were repaid from proceeds from our IPO, and lower deferred financing costs of $14.0 million, which were incurred due to the issuance of $300.0 million aggregate principal amount of senior unsecured notes issued on May 13, 2013. In the prior year period we also repaid a related party loan of $25.1 million which did not recur in the current year period.
Cash Flows Used In Investing Activities
Cash flows used in investing activities increased by $141.0 million to $264.8 million, due primarily to a decrease on proceeds received from the disposal of property and equipment of $302.9 million offset by a decrease in cash outflows due to lower property and equipment additions of $96.9 million and a decrease in cash outflows of $63.3 million due to a lower net amount of helicopter deposits, compared to the prior year period. Proceeds from the disposal of property and equipment primarily decreased in the current year period due to a lower level of sale and leaseback activity. Property and equipment additions decreased due to a lower level of helicopter purchase activity compared to the prior year period. There was also a $2.6 million decrease in cash inflows due to a change in restricted cash, primarily related to the timing of receivables collection as part of our accounts receivable securitization program, in the current year period compared to the prior year period. In the current year period, $4.4 million of cash proceeds were received on the disposal of our 50% interest in our equity-accounted investment in Helideck Certification Agency.
Liquidity and Sources of Liquidity
As of April 30, 2014 and January 31, 2015, our liquidity totaled $650.7 million and $580.1 million, respectively, and was comprised as follows:

(In millions of U.S. dollars)	April 30, 2014	January 31, 2015
Cash and cash equivalents	$302.5	$217.1
Senior secured revolving credit facility:
Facility credit limit	375.0	375.0
Outstanding letters of credit	(54.9)	(35.6)
Available senior secured revolving credit facility	320.1	339.4
Available overdraft facilities	28.1	23.6
	$650.7	$580.1
Our cash requirements include our normal operations as well as our debt and other contractual obligations as discussed under the caption “Future Cash Requirements” below. We have completed several debt redemption and repurchase transactions during the current year period. These will reduce our annual cash requirements by approximately $27.9 million. See "—Sources of Liquidity" included elsewhere in this Quarterly Report on Form 10-Q for further information. From time to time, depending on market conditions and other factors, we may seek to repay, redeem, repurchase or otherwise acquire or refinance a portion or all of our debt. We may make such repurchases in privately negotiated transactions or otherwise.

The ability to satisfy long-term debt obligations, including repayment of principal and interest will depend on future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. Our earnings and cash flow may vary significantly from year to year. As a result, the amount of debt that can be managed in some periods may not be appropriate in other periods. In addition, future cash flows may be insufficient to meet debt obligations and commitments, including our senior secured and unsecured notes, and our senior secured revolving credit facility. Any insufficiency could negatively impact the business. In addition, each of the indentures governing our senior unsecured notes and senior secured notes allows us to incur additional indebtedness. The incurrence of additional indebtedness could negatively affect the repayment of principal and interest on the debt, including the senior unsecured notes and senior secured notes. We may face delays in obtaining cash from our subsidiaries in certain jurisdictions to fund future cash requirements due to central banking legislation or other regulations in these jurisdictions. These restrictions have not and are not expected to have an impact on our ability to meet our obligations. We believe that our existing and future cash flows, CD&R's investment in redeemable convertible preferred shares, as well as our ability to access financing through our senior secured revolving credit facility, other financing markets, new operating leases and proceeds from the sale of helicopters and other assets are sufficient to meet our on-going cash flow requirements. However, we are continuously exploring, monitoring and evaluating our debt and equity financing alternatives as well as acquisition, disposition, merger and other transactional opportunities. In addition, our net earnings have been insufficient to cover our fixed charges since 2008. If cash flow from operations is insufficient to satisfy the debt obligations, alternative financing plans may need to be undertaken, such as refinancing or restructuring the debt, selling assets, reducing or delaying capital investments or raising additional capital or indebtedness. Any alternative financing plans that may be undertaken by us, including the Private Placement described below in "Sources of Liquidity", may not be sufficient to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, including obligations under the notes, or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations and prospects. See Part II, Item 1A “Risk Factors – Risks Related to Our Net Losses and Our Indebtedness– Our level of indebtedness could affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage” included elsewhere in this Quarterly Report on Form 10-Q.
Sources of Liquidity
On October 5, 2012, we issued an additional $200.0 million of senior secured notes. The additional senior secured notes were issued under the same indenture that governs the $1.1 billion of senior secured notes which were previously issued in October 2010. The additional senior secured notes with an aggregate principal value of $200.0 million were issued at 101.0% of par value, bear interest at an annual rate of 9.25%, with semi-annual interest payments on April 15 and October 15, and mature on October 15, 2020. The gross proceeds from the senior secured notes of $202.0 million were used to repay a portion of the outstanding borrowings under our senior secured revolving credit facility. We also incurred financing fees of $3.8 million to be amortized over the term of the senior secured notes. On February 7, 2014, CHC Helicopter S.A. redeemed $130.0 million of the $1.3 billion of our senior secured notes at a redemption price of 103% of the principal and accrued and unpaid interest of $3.7 million. During May 2014, CHC Helicopter S.A. repurchased $65.0 million of the senior secured notes on the open market at premiums ranging from 108.00% to 109.13% of the principal plus accrued and unpaid interest of $0.6 million for a loss on debt extinguishment of $7.4 million. During December 2014 and January 2015, CHC Helicopter S.A., repurchased $90.7 million of our senior secured notes on the open market at prices ranging from 95.50% to 98.00% of the principal amount plus accrued and unpaid interest of $1.7 million for a gain on debt extinguishment of $0.3 million.
On May 13, 2013, CHC Helicopter S.A. issued an aggregate principal amount of $300.0 million of senior unsecured notes at par value, bearing interest at an annual rate of 9.375% with semi-annual interest payments due on June 1 and December 1 and mature on June 1, 2021. The senior unsecured notes are guaranteed by us and certain direct and indirect wholly owned subsidiaries on a joint and several basis. The net proceeds from the notes were used to repay the borrowings under our senior secured revolving credit facility. We also incurred financing fees of approximately $6.0 million, which will be amortized over the term of the senior unsecured notes. On November 26, 2014, CHC Helicopter S.A. redeemed $105.0 million of the senior unsecured notes at a redemption price of 109.375% of the principal and unpaid interest of $4.8 million for a loss on debt extinguishment of $11.7 million. In December 2014, CHC Helicopter S.A. repurchased $39.0 million of the senior unsecured notes on the open market at prices ranging from 92.75% to 95.04% of the principal plus accrued and unpaid interest of $0.2 million for a gain on debt extinguishment of $1.4 million.
We completed our IPO on the New York Stock Exchange in January 2014. On our IPO, we sold 31,000,000 ordinary shares to the public at an offer price of $10.00 per share which raised approximately $289.4 million, net of underwriting costs and other directly related costs of $20.6 million. On February 20, 2014, the underwriters in our IPO exercised an option to purchase 3,000,000 ordinary shares at a price of $10.00 per share, which raised approximately $28.4 million, net of underwriting costs of $1.6 million.

On January 23, 2014, we entered into a senior secured revolving credit facility for $375.0 million held by a syndicate of financial institutions for a term of five years and bearing interest at the Alternate Base Rate, LIBOR, Canadian Prime Rate, CDOR or EURIBOR, plus an applicable margin that ranges from 3.50% to 4.50%, subject to a leverage-based step-down of 0.75%. The senior secured revolving credit facility is secured on a priority basis and ranks equally with the senior secured note holders except for payments upon enforcement and insolvency, where the revolving credit facility will rank before the senior secured note holders. The senior secured notes and senior secured revolving credit facility are guaranteed on a first-priority lien basis by most of our subsidiaries on a joint and several basis. For information about the financial position and results of operations of our non-guarantor subsidiaries, see Note 23 of our unaudited interim consolidated financial statements for the three and nine months ended January 31, 2014 and 2015 included elsewhere in this Quarterly Report on Form 10-Q.

On August 21, 2014, we entered into definitive agreements with funds managed by CD&R for the investment of $600.0 million in CHC Group Ltd. through the issuance of redeemable convertible preferred shares in the Private Placement, which is described above in “– Financing Transactions.” The total net proceeds from the Private Placement after deducting direct transaction costs was $572.8 million.

Future Cash Requirements
Operating Lease Commitments
We are party to helicopter operating leases with 18 lessors in respect of 170 helicopters included in our fleet as of January 31, 2015. As of January 31, 2015, these leases had expiry dates ranging from fiscal 2015 to 2025. For those helicopters where we have the option to purchase them for agreed amounts the purchase options do not constitute bargain purchase options and we do not have a commitment to exercise the options. With respect to such leased helicopters, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at our expense. We will either perform this work internally through our Heli-One business or have the work performed by an external repair and overhaul service provider. For more information, see Note 20 of our unaudited interim consolidated financial statements for the three and nine months ended January 31, 2014 and 2015 included elsewhere in this Quarterly Report on Form 10-Q.
At January 31, 2015, we had commitments with respect to operating leases for helicopters, buildings, land and equipment. The net present value of our operating lease commitments at January 31, 2015 was $1,273.4 million. We have calculated the net present value based on our minimum lease payments, excluding any contingent rentals, using a 9.0% discount rate. See Note 20 of our unaudited interim consolidated financial statements for the three and nine months ended January 31, 2014 and 2015 included elsewhere in this Quarterly Report on Form 10-Q for our minimum lease payments as at January 31, 2015. For helicopter leases expiring in the next twelve months, we have the option to refinance these leases, purchase the helicopters or return the helicopters under the agreement terms.
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
Other Commitments
As at January 31, 2015, we have committed to purchase 19 new technology helicopters and the total required additional expenditures for these helicopters is approximately $457.6 million. These helicopters are expected to be delivered in fiscal 2015 and 2016 ($170.8 million), 2017 ($201.3 million) and 2018 ($85.5 million) and will be deployed in our Helicopter Services segment. We intend to enter into leases for these helicopters or purchase them outright upon delivery from the manufacturer. We have also committed to purchase $39.3 million of helicopter parts by October 31, 2015 and $100.0 million of heavy helicopters from Airbus Helicopters prior to December 31, 2016.

Variable Interest Entities
At January 31, 2015, we had operating leases for 102 helicopters with variable interest entities, or VIEs, that were not consolidated and two leases with a variable interest entity which we consolidate. See Note 3(a)(iii) and Note 3(b)(ii) of the unaudited interim consolidated financial statements for the three and nine months ended January 31, 2014 and 2015 included elsewhere in this Quarterly Report on Form 10-Q.
Guarantees
We have provided limited guarantees to third parties under some of our operating leases relating to a portion of the residual values of the helicopters at the termination of the leases. The leases have terms expiring between fiscal 2015 and 2024. At January 31, 2015, our exposure under the asset value guarantees, including guarantees in the form of funded and unfunded residual value guarantees, rebateable advance rentals and deferred payments was approximately $248.5 million.
Contingencies
We have exposure for certain legal matters as disclosed in Note 21 to the unaudited interim consolidated financial statements for the three and nine months ended January 31, 2014 and 2015 included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes in our exposure to contingencies since January 31, 2015.
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
Because of these limitations, Contractual Adjusted EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. Set forth below is a reconciliation of net loss to Contractual Adjusted EBITDA derived from the consolidated financial statements of CHC Group Ltd. and from the consolidated financial statements of our subsidiary 6922767 Holding S.à.r.l. for the last twelve months ended January 31, 2015. As of January 31, 2015, we were in compliance with all financial covenants contained in the agreements governing our outstanding indebtedness.

	6922767 Holding S.à.r.l	CHC Group Ltd.
(In thousands of U.S. dollars)	For the last twelve months ended January 31, 2015	For the last twelve months ended January 31, 2015
Net loss	$(667,152)	$(701,856)
Earnings from equity accounted investees, net of cash distributions received	(2,904)	(2,904)
Fixed charges (a)	111,467	111,467
Other financing charges	68,698	67,878
Income tax expense	36,198	36,186
Depreciation	136,087	136,087
Asset impairment charge (b)	552,919	552,919
Loss on disposal of assets	15,622	15,622
Restructuring expense	5,864	7,597
Business optimization costs	2,680	2,680
Stock-based compensation expense	(6,658)	12,383
Amortization of deferred charges (c)	3,687	3,687
Amortization of advanced helicopter rental payments	4,874	4,874
Unusual/non-recurring costs (d)	7,037	7,618
Investment/acquisition/permitted disposal (e)	332	2,991
Pension adjustment (f)	(18,624)	(18,624)
Pro-forma capital lease adjustment (g)	—	—
Contractual Adjusted EBITDA (h)	$250,127	$238,605

(a)
Fixed charges include interest expense, the interest component of payments associated with capital lease obligations, net of interest income, and pro-forma adjustments as per the applicable indenture governing the senior secured notes and the senior unsecured notes. The amortization of debt issuance costs and financing fees are excluded from fixed charges.

(b)
Asset impairment charge includes impairment (recovery) of funded residual value guarantees and receivables, impairment of assets held for sale, impairment of assets held for use, impairment of intangible assets and impairment of goodwill.

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

Critical Accounting Policies and Estimates
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Original 10-K for the fiscal year ended April 30, 2014. We have updated our critical accounting policies related to the issuance of redeemable convertible preferred shares, as discussed in Item 2, “Management’s discussion and analysis of financial condition and results of operations - Financing Transactions,” in Note 12(a) of the unaudited interim consolidated financial statements for the three and nine months ended January 31, 2014 and 2015 included elsewhere in this Quarterly Report on Form 10-Q as follows.
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
We updated our accounting policy related to the recognition of the redemption value of the redeemable non-controlling interest related to our investment in EEA Helicopters Operations B.V. as described in Note 3(a)(i) of the unaudited interim consolidated financial statements for the three and nine months ended January 31, 2014 and 2015 included elsewhere in this Quarterly Report on Form 10-Q as follows:
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
In addition, we adopted on May 1, 2014, the accounting guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss or tax credit carryforward exists. This new guidance did not have an impact on the unaudited interim consolidated financial statements for the three and nine months ended January 31, 2014 and 2015.
Goodwill impairment
As a result of deteriorating conditions in the oil and gas markets and related service sectors and a decline in our market capitalization, in connection with the preparation and review of these unaudited interim consolidated financial statements, we performed an interim two-step goodwill impairment test as at January 31, 2015.
In the first step of the impairment test, we concluded that the carrying value of the Helicopter Services segment exceeded its fair value. Therefore, we performed the second step to determine the amount of the impairment loss by comparing the carrying value of goodwill against its implied fair value. Based on the preliminary analysis, there was no implied fair value of goodwill and goodwill impairment of $403.5 million was recorded for the three months ended January 31, 2015, which represented the entire goodwill balance. Due to the complexity of the second step the implied fair value of goodwill is provisional and subject to change. The impairment of goodwill will be finalized for the fiscal year ended April 30, 2015.

Recent Accounting Pronouncements
See Note 2 in the unaudited interim consolidated financial statements for the three and nine months ended January 31, 2014 and 2015, contained elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to certain market risks arising from the use of financial instruments in the ordinary course of business. This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk and interest rate risk as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Original 10-K for the fiscal year ended April 30, 2014 and Note 2 of our unaudited interim consolidated financial statements for the three and nine months ended January 31, 2014 and 2015 included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our quantitative and qualitative disclosures about market risk.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2015. Based upon this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Original 10-K for the fiscal year ended April 30, 2014.

Risks Related to Our Net Losses and Indebtedness
We have a history of net losses.*
We have incurred net losses since our acquisition on September 16, 2008 of the entity formerly known as CHC Helicopter Corporation, including approximately $96.2 million, $116.5 million, $170.9 million and $675.8 million in the last three fiscal years ended April 30, 2012, 2013 and 2014 and the nine months ended January 31, 2015, respectively. Our net losses from the period September 16, 2008 through January 31, 2015 have resulted from a number of factors, including non-cash impairments of goodwill and other assets totaling $1,471.9 million and interest charges related to substantial leverage incurred to acquire additional helicopters and grow our business. We may continue to incur net losses in the future and our net losses may increase in the future, including as a result of our planned helicopter acquisitions, and we cannot assure you that we will achieve or sustain profitability, or that we will continue to generate sufficient cash flow and liquidity through access to the capital markets to meet our debt and interest obligations as and when they become due.
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage.*
We are highly leveraged. As of January 31, 2015, our total indebtedness was $1,249.6 million. Our level of indebtedness could have important consequences to you. For example, it could:

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
Risks Related to Our Business and Industry
Our operations are largely dependent upon the level of activity in the oil and gas industry.*
To varying degrees, activity levels in the oil and gas industry are affected by long-term trends in oil and gas prices. Historically, the prices for oil and gas have been volatile and subject to wide fluctuations in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control, such as:

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
The extreme volatility in market prices for oil and gas in recent months has adversely effected our business and operations. We cannot predict future oil and gas price movements. Any prolonged reduction in oil and gas prices could depress the level of helicopter activity in support of exploration and, to a lesser extent, production activity and, therefore have a material adverse effect on our business, financial condition and results of operations. For the fiscal year ended April 30, 2014, revenue generated by helicopter transportation services for the oil and gas industry was approximately 83% of our total revenues. No assurance can be given that the recent volatility of oil and gas prices will not continue to be adversely affect offshore exploration or production operations, or that our operations will not continue to be adversely effected.
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
If any of the helicopter manufacturers we contract with, or the government bodies that regulate them, identify safety issues with helicopter models we currently operate or that we intend to acquire, we may be unable to operate a portion of our fleet or could experience a delay in acquiring new helicopters, both of which would negatively affect our business. For example, in October 2012, one of our EC225 helicopters made a controlled water landing in the North Sea with no injuries to crew or passengers. All flights of all operators using the same type of helicopter were subsequently suspended for the duration of a lengthy investigation and corrective action from the manufacturer. In August 2013, one of our AS332L2 helicopters was involved in an accident in the North Sea, resulting in four fatalities, see “Risks Related to Our Business and Industry—Operating helicopters involves a degree of inherent risk and we are exposed to the risk of losses from safety incidents.” The cause of the August 2013 accident is not yet known. Regulatory investigations and political debate are currently in process or planned in the United Kingdom. The AS332L2 and the EC225 are produced by the same manufacturer, and we operate other helicopter types by this manufacturer (as of January 31, 2015, 87 helicopters in total, which total represents approximately 37% of our entire fleet). If it is ever determined that a safety issue exists across one or more model types by the same manufacturer, we may be required to suspend flight operations of a significant and material portion of our fleet.
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
In addition, from time to time, we and our subsidiaries are subject to investigation by various government agencies in the jurisdictions in which we operate. In 2006, we voluntarily disclosed to the U.S. Office of Foreign Asset Control, or the OFAC, that one or more of our subsidiaries, formerly operating as Schreiner Airways might have violated applicable U.S. laws and regulations by re-exporting to Iran, Sudan, and Libya certain helicopters, related parts, map data, operation and maintenance manuals, and helicopter parts for third-party customers. OFAC’s investigation is ongoing and we continue to fully cooperate. Should the U.S. government determine that these activities violated applicable laws and regulations, we or our subsidiaries could be subject to civil or criminal penalties, including fines and/or suspension of the privilege to engage in trading activities involving goods, software and technology subject to U.S. jurisdiction. At January 31, 2015, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition or results of operations.
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
We are exposed to foreign currency risks.*
Our consolidated financial statements are presented in U.S. dollars. However, a significant portion of our revenue and operating expenses are denominated in currencies consisting primarily of British pound sterling, Canadian Dollars, Norwegian Kroner, Australian Dollars and the Euro, which have experienced significant volatility and change in recent quarters. The functional currencies of many of our subsidiaries are non-U.S. currencies. There can be no assurances that our foreign currency risk management strategies will be effective and that continued foreign currency fluctuations will not adversely affect our results of operations and financial condition.
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

Risks Related to Our Ownership Structure
We are controlled by a shareholder group, which might have interests that conflict with ours or the interests of our other shareholders.*
As of January 31, 2015, CD&R and First Reserve (the "Major Investors") hold securities representing approximately 49.6% (without taking into account any preferred shares issued or to be issued in respect of amounts accrued as preferred dividends) and 28.3%, respectively, of the voting power of all of our shareholders (subject to certain adjustments, if any). CD&R and First Reserve also have the ability to appoint a majority of our directors and have entered into a voting agreement relating to the election of directors. As a result, the Major Investors (and their assignees) have the ability to determine matters requiring shareholder approval, including without limitation, the election and removal of directors, and business combinations, changes of control and sales of all or substantially all of our assets.
Circumstances may occur in which the interests of the Investors could be in conflict with our interests or the interests of our other shareholders. For example, First Reserve and CD&R are both in the business of making investments in companies and might from time to time in the future acquire interests in businesses that directly or indirectly compete with certain portions of our business or that are suppliers or customers of ours. Further, if First Reserve or CD&R pursue such acquisitions or make further investments in our industry, those acquisitions and investment opportunities might not be available to us. So long as the Major Investors continue to directly or indirectly own a significant amount of our equity, even if such amount is less than 50%, the Major Investors, as a group, will continue to be able to influence our decisions. In addition, this concentration of ownership could have the effect of delaying, preventing or deterring a change of control of our company, could deprive shareholders of an opportunity to receive a premium for their ordinary shares as part of a sale of our company and might ultimately affect the market price of our ordinary shares.
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
We may pursue additional capital in the future, which could dilute the holders of our outstanding ordinary shares and may adversely affect the market price of our ordinary shares.*
Although we have just recently completed the Private Placement to raise a significant amount of capital, in the current economic environment we believe it is prudent to consider alternatives for raising capital when opportunities to raise capital at attractive prices present themselves, in order to further strengthen our capital and better position ourselves to take advantage of opportunities that may arise in the future. Such alternatives may include issuance and sale of ordinary shares or preferred shares. Any such capital raising alternatives could dilute the holders of our outstanding ordinary shares and may adversely affect the market price of our ordinary shares.
The issuance of preferred shares in the Private Placement and the issuance of additional preferred shares in lieu of preferred dividends in cash will reduce the relative voting power of holders of our ordinary shares, will dilute the ownership of such holders, and may adversely affect the market price of our ordinary shares.*
As of January 31, 2015, we had 81,593,056 ordinary shares outstanding and obligations to issue an additional 3,673,128 ordinary shares upon the exercise of outstanding options and other securities exercisable or convertible into our ordinary shares. As of January 31, 2015, CD&R holds shares representing approximately 49.6% of our ordinary shares on an as-converted basis without taking into account any preferred shares to be issued in respect of amounts accrued as preferred dividends. CD&R and our other holders of preferred shares also have priority over the holders of our ordinary shares with respect to the distribution of our assets in the event of our liquidation, dissolution or winding up, and will receive consideration per share potentially in excess of that received by holders of our ordinary shares in the event of a change of control.
In addition, conversion of the preferred shares to our ordinary shares will dilute the ownership interest of existing holders of our ordinary shares, and any sales in the public market of the ordinary shares issuable upon conversion of the preferred shares could adversely affect prevailing market prices of our ordinary shares.

The dividends on the preferred shares will diminish the net loss available to holders of our ordinary shares and increase net loss per ordinary share.*
We have issued $600.0 million of preferred shares. The dividends accrued on the preferred shares will reduce the net loss available to common stockholders and increase our net loss per ordinary share.
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
We raised approximately $289.4 million in net proceeds from the offering, after deducting underwriter discounts and commissions of approximately $16.3 million and other offering expenses of approximately $4.3 million. On February 20, 2014, the underwriters in the IPO exercised an option to purchase 3,000,000 ordinary shares of capital stock at a price of $10.00 per share, which raised approximately $28.4 million, net of underwriting costs of $1.6 million.
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on January 21, 2014. As of January 31, 2015, we have used all of the proceeds from our IPO for working capital, general corporate purposes, to redeem a portion of our senior secured notes and to repay borrowings under our senior secured revolving credit facility. On February 7, 2014, one of our subsidiaries redeemed $130.0 million of the senior secured notes at a redemption price of 103% of the principal and accrued and unpaid interest of $3.7 million. In addition, a portion of the net proceeds from the offering were used to repay the borrowings under our senior secured revolving credit facility on January 23, 2014.

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
CHC Group Ltd.

By:	/s/ Joan Schweikart Hooper Joan Schweikart Hooper Senior Vice President and Chief Financial Officer
Date: March 17, 2015

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Memorandum and Articles of Association	10-Q	001-36261	3.1	12/12/2014
4.1	Indenture, dated as of May 13, 2013, among CHC Helicopter S.A., the Guarantors named therein, and The Bank of New York Mellon, as Trustee, governing the 9.375% Senior Notes due 2021.	8-K	333-179072	4.1	5/14/2013
4.2	First Supplemental Indenture, dated as of January 31, 2014, among CHC Group Ltd., CHC Helicopter S.A., each other existing Guarantor referred to therein, and The Bank of New York Mellon, as trustee, governing the 9.375% senior unsecured notes due 2021.	8-K	001-36261	4.2	2/5/2014
4.3	Second Supplemental Indenture, dated as of October 15, 2014, among CHC Helicopters (Barbados) SRL, CHC Helicopter S.A., each other existing Guarantor referred to therein, and The Bank of New York Mellon, as trustee, governing the 9.375% senior unsecured notes due 2021.	10-Q	001-36261	4.3	12/12/2014
4.4	Third Supplemental Indenture, dated as of October 24, 2014, among CHC Helicopters (Barbados) SRL, CHC Helicopter S.A., each other existing Guarantor referred to therein, and The Bank of New York Mellon, as trustee, governing the 9.375% senior unsecured notes due 2021.	10-Q	001-36261	4.4	12/12/2014
4.5	Form of 9.375% Senior Notes due 2021 (included in Exhibit 4.1).	8-K	333-179072	4.1	5/14/2013
4.6	Indenture, dated as of October 4, 2010, among CHC Helicopter S.A., the Guarantors named therein, HSBC Corporate Trustee Company (UK) Limited, as Collateral Agent, and The Bank of New York Mellon, as Trustee, governing the 9.250% Senior Secured Notes due 2020.	S-4	333-179072	4.1	1/18/2012
4.7	First Supplemental Indenture, dated as of February 20, 2012, among CHC Global Operations Canada (2008) Inc., CHC Helicopter S.A., the Guarantors named therein, HSBC Corporate Trustee Company (UK) Limited, as Collateral Agent, and The Bank of New York Mellon, as Trustee, governing the 9.250% Senior Secured Notes due 2020.	S-4/A	333-179072	4.5	3/28/2012
4.8	Second Supplemental Indenture, dated as of January 31, 2014, among CHC Group Ltd., CHC Helicopter S.A., each other existing Guarantor referred to therein, HSBC Corporate Trustee Company (UK) Limited, as collateral agent, and The Bank of New York Mellon, as trustee, governing the 9.250% Senior Secured Notes due 2020.	8-K	001-36261	4.1	2/5/2014

4.9	Third Supplemental Indenture, dated as of October 15, 2014, among CHC Helicopters (Barbados) SRL, CHC Helicopter S.A., each other existing Guarantor referred to therein, HSBC Corporate Trustee Company (UK) Limited, as collateral agent, and The Bank of New York Mellon, as trustee, governing the 9.250% Senior Secured Notes due 2020.	10-Q	001-36261	4.9	12/12/2014
4.10	Fourth Supplemental Indenture, dated as of October 24, 2014, among CHC Helicopters (Barbados) SRL, CHC Helicopter S.A., each other existing Guarantor referred to therein, HSBC Corporate Trustee Company (UK) Limited, as collateral agent, and The Bank of New York Mellon, as trustee, governing the 9.250% Senior Secured Notes due 2020.	10-Q	001-36261	4.10	12/12/2014
4.11	Form of 9.250% Senior Secured Notes due 2020 (included in Exhibit 4.6)	S-4	333-179072	4.1	1/18/2012
4.12	Collateral Agent and Administrative Agent Appointment Deed, dated October 4, 2010, among HSBC Bank plc, as Administrative Agent, The Bank of New York Mellon, as Notes Trustee, the Grantors identified therein, the Lenders identified therein, the Arrangers identified therein, and HSBC Corporate Trust Company (UK) Limited, as Collateral Agent.	S-4	333-179072	4.4	1/18/2012
4.13	Intercreditor Agreement, dated as of October 4, 2010, among CHC Helicopter S.A., the other Grantors party thereto, HSBC Corporate Trustee Company (UK) Limited, as Initial Collateral Agent, HSBC Bank plc, as Administrative Agent, The Bank of New York Mellon, as Indenture Trustee, and each Additional Collateral Agent from time to time party thereto.	S-4/A	333-179072	4.6	5/9/2012
4.14	Form of Shareholders' Agreement.	S-1/A	333-191268	10.26	12/19/2013
4.15	Form of Registration Rights Agreement.	S-1/A	333-191268	10.27	12/19/2013
4.16	Shareholders’ Agreement, dated as of October 30, 2014, by and among CHC Group Ltd., CD&R CHC Holdings, L.P, Clayton, Dubilier & Rice Fund IX, L.P, and the other parties thereto	8-K	001-36261	10.1	10/30/2014
4.17	Registration Rights Agreement, dated as of October 30, 2014, by and between CHC Group Ltd., and CD&R CHC Holdings, L.P.	8-K	001-36261	10.2	10/30/2014
4.18	Pre-Closing Voting Agreement, dated as of August 21, 2014, by and between 6922767 Holding (Cayman) Inc. and Clayton, Dubilier & Rice Fund IX, L.P.	8-K	001-36261	10.4	8/27/2014
4.19	Post-Closing Voting Agreement, dated as of October 30, 2014, by and between 6922767 Holding (Cayman) Inc. and CD&R CHC Holdings, L.P.	10-Q	001-36261	4.19	12/12/2014
4.20	Amendment No. 1 to Shareholders’ Agreement, dated August 21, 2014, by and among CHC Group Ltd., 6922767 Holding (Cayman) Inc. and the other parties thereto	8-K	001-36261	10.6	8/27/2014

4.21	Amended and Restated Registration Rights Agreement, dated August 21, 2014, by and among CHC Group Ltd., 6922767 Holding (Cayman) Inc. and the other parties thereto	8-K	001-36261	10.5	8/27/2014
4.22	Description of Preferred Shares	8-K	001-36261	3.1	8/27/2014
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Presentation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X