Form 10-K
period 2015-04-30
CHC Group Ltd.
filed 2015-07-01
CIK 1586300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED APRIL 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing price on the New York Stock Exchange, as of October 31, 2014 was $541.6 million.

As of June 26, 2015, there were 81,393,708 ordinary shares of the registrant issued and outstanding excluding unvested restricted shares of 165,854.

DOCUMENT INCORPORATED BY REFERENCE.

Portions of the definitive Proxy Statement for the Registrant’s 2015 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days of the Registrant’s fiscal year ended April 30, 2015.

 CHC GROUP LTD.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
April 30, 2015

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND
OTHER INDUSTRY AND MARKET DATA
This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	we have a history of net losses;

•
our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage;

•	failure to comply with covenants contained in certain of our lease agreements could limit our ability to maintain our leased helicopter fleet and could adversely affect our business;

•	our operations are largely dependent upon the level of activity in the oil and gas industry;

•	many of the markets in which we operate are highly competitive, and if we are unable to effectively compete, it may result in a loss of market share or a decrease in revenue or profit margins;

•	we rely on a limited number of large offshore helicopter support contracts with a limited number of customers. If any of these are terminated early or not renewed, our revenues could decline;

•	operating helicopters involves a degree of inherent risk and we are exposed to the risk of losses from safety incidents;

•
if we are unable to mitigate potential losses through a robust safety management and insurance coverage program, our financial condition would be jeopardized in the event of a safety or other hazardous incident;

•
failure to maintain standards of acceptable safety performance could have an adverse impact on our ability to attract and retain customers and could adversely impact our reputation, operations and financial performance;

•	negative publicity may adversely impact us;

•	our fixed operating expenses and long-term contracts with customers could adversely affect our business under certain circumstances;

•	we depend on a small number of helicopter manufacturers;

•	we depend on a limited number of third-party suppliers for helicopter parts and subcontract services;

•	restructuring of our operations and organizational structure may lead to significant costs;

•
our business requires substantial capital expenditures, lease and working capital financing. Any deterioration of current industry or business conditions or the capital markets generally could adversely impact our business, financial condition and results of operations;

•	we rely on the secondary used helicopter market to dispose of our older helicopters and parts due to our ongoing fleet modernization efforts;

•
we may not be able to obtain customer contracts covering some of our new helicopters and some of our new helicopters may replace existing helicopters already under contract, which could adversely affect the utilization of our existing fleet;

•	our operations are subject to extensive regulations which could increase our costs and adversely affect us;

•	our MRO business, Heli-One, could suffer if licenses issued by OEMs and/or governmental authorities are not renewed or we cannot obtain additional licenses;

•
we derive significant revenue from non-wholly owned variable interest entities. If we are unable to maintain good relations with the other owners of such non-wholly owned entities, our business, financial condition or results of operations could be adversely affected;

•	our operations may suffer due to political and economic uncertainty;

•	our business in countries with a history of corruption and transactions with foreign governments increases the compliance risks associated with our international activities;

•	we are subject to extensive federal, state, local and foreign environmental, health and safety laws, rules, regulations and ordinances that could have an adverse impact on our business;

•	we are subject to many different forms of taxation in various jurisdictions throughout the world, which could lead to disagreements with tax authorities regarding the application of tax laws;

•	the offshore helicopter services industry is cyclical;

•	we are exposed to foreign currency risks;

•	our failure to hedge exposure to fluctuations in foreign currency exchange rates effectively could unfavorably affect our financial performance;

•	we are exposed to credit risks;

•	our customers may seek to shift risk to us;

•	our customers are primarily in the oil and gas industry and, as a result, changes in economic and industry conditions could expose us to additional credit risk;

•	we are highly dependent upon the level of activity in the North Sea, which is a mature exploration and production region;

•	if oil and gas companies undertake cost reduction methods, there may be an adverse effect on our business;

•
reductions in spending on helicopter services by government agencies could lead to modifications of SAR and EMS contract terms or delays in receiving payments, which could adversely impact our business, financial condition and results of operations;

•	failure to develop or implement new technologies and disruption to our systems could affect our results of operations;

•
we rely on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted and our business could be negatively affected;

•	assimilating any future material acquisitions into our company may strain our resources and have an adverse effect on our business;

•	the loss of key personnel could affect our growth and future success;

•	labor problems could adversely affect us;

•
if the assets in our defined benefit pension plans are not sufficient to meet the plans’ obligations, we could be required to make substantial cash contributions and our liquidity could be adversely affected;

•	adverse results of legal proceedings could materially and adversely affect our business, financial condition or results of operations;

•
in the event we are or become treated as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes, our U.S. shareholders could be subject to adverse U.S. federal income tax consequences;

•	we are controlled by a shareholder group, which might have interests that conflict with ours or the interests of our other shareholders;

•
we are a “controlled company” within the meaning of the NYSE rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to shareholders of companies that are subject to such requirements;

•	the market for our ordinary shares historically has experienced significant price and volume fluctuations;

•	we have not paid dividends on our ordinary shares historically and may not pay any cash dividends on our ordinary shares for the foreseeable future;

•
pursuant to the terms of the preferred shares issued in the Private Placement, which rank senior to our ordinary shares, we are required to pay regular cash dividends or issue shares in respect of amounts accrued as dividends on the preferred shares, and we may be required under certain circumstances to repurchase the preferred shares; such obligations could adversely affect our liquidity and financial condition;

•	we may seek additional capital in the future, which could dilute the holders of our outstanding ordinary shares and may adversely affect the market price of our ordinary shares;

•
the issuance of preferred shares in the Private Placement and the issuance of additional preferred shares in lieu of preferred dividends in cash will reduce the relative voting power of holders of our ordinary shares, will dilute the ownership of such holders, and may adversely affect the market price of our ordinary shares;

•	the dividends on the preferred shares will increase net loss per ordinary share;

•
our preferred shares have rights, preferences and privileges that are not held by, and are preferential to the rights of, holders of our ordinary shares. Such preferential rights could adversely affect our liquidity and financial condition, and may result in the interests of the holders of our preferred shares differing from those of the holders of our ordinary shares;

•	there may be sales of a substantial amount of our ordinary shares, and these sales could cause the price of our ordinary shares to fall;

•	we are a holding company and, accordingly, are dependent upon distributions from our subsidiaries to generate the funds necessary to meet our financial obligations and pay dividends;

•	the requirements of being a public company may strain our resources and distract our management;

•
our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and ordinary share price;

•
if securities analysts or industry analysts downgrade our ordinary shares, publish negative research or reports or fail to publish reports about our business, our share price and trading volume could decline;

•	our actual operating results may differ significantly from our guidance and investor expectations, which could cause our share price to decline;

•	provisions of our articles of association and Cayman Islands corporate law may discourage or prevent an acquisition of us which could adversely affect the value of our ordinary shares;

•	our organizational documents contain a variety of anti-takeover provisions that could delay, deter or prevent a change in control;

•
shareholder rights under Cayman Islands law may differ materially from shareholder rights in the United States, which could adversely affect the ability of us and our shareholders to protect our and their interests;

•	as a shareholder, you might have difficulty obtaining or enforcing a judgment against us because we are incorporated under the laws of the Cayman Islands; and

•
our Major Investors, Clayton, Dubilier & Rice and First Reserve Management, L.P., may compete with us, and our articles of association contain a provision that expressly permits our non-employee directors to compete with us.

We caution you that the above list of cautionary statements is not exhaustive and should be considered with the risks described under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. We disclaim any intentions or obligations to update or revise any forward-looking information, whether as a result of new information, future events or otherwise, except in accordance with applicable securities laws.
The market data and other statistical information (such as the size of certain markets and our position and the position of our competitors within these markets, oil and gas production and market information) used throughout this Annual Report on Form 10-K are based on independent industry publications, government publications, reports by market research firms or other published independent sources. Some market data and statistical information are also based on our good faith estimates, which are derived from our review of internal surveys, as well as the independent sources listed above. This information may prove to be inaccurate because of the method by which we obtain some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties. As a result, although we believe these sources are reliable, we have not independently verified the information and cannot guarantee its accuracy and completeness. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Company,” “CHC,” “we,” “us” and “our” refer to CHC Group Ltd. and its subsidiaries. Our fiscal year ends on April 30, and we refer to fiscal years based on the end of such period (the fiscal year ended April 30, 2015 is referred to as “fiscal 2015”). Certain operational terms used in this Annual Report on Form 10-K are defined under the heading “Glossary.”

v

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

Heavy helicopter
A category of twin-engine helicopters that requires two pilots, can accommodate 16 to 26 passengers and can operate under instrument flight rules, which allow daytime and night-time flying in a variety of weather conditions. The greater passenger capacity, larger cabin, longer flight range, and ability to operate in adverse weather conditions make heavy helicopters more suitable than single engine helicopters for offshore support. Heavy helicopters are generally utilized to support the oil and gas sector, construction and forestry industries and SAR and EMS customer requirements.

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

Medium helicopter
A category of twin-engine helicopters that generally requires two pilots, can accommodate eight to 15 passengers and can operate under instrument flight rules, which allow daytime and night-time flying in a variety of weather conditions. The greater passenger capacity, longer flight range, and ability to operate in adverse weather conditions make medium helicopters more suitable than single engine helicopters for offshore support. Medium helicopters are generally utilized to support the oil and gas sector, construction and forestry industries and SAR and EMS customer bases in certain jurisdictions. Medium helicopters can also be used to support the utility and mining sectors, as well as certain parts of the construction and forestry industries, where transporting a smaller number of passengers or carrying light loads over shorter distances is required.

MRO	Maintenance, repair and overhaul.

New technology
When used herein to classify our helicopters, a category of higher-value, recently produced, more sophisticated and more comfortable helicopters, including Airbus Helicopters (formerly Eurocopter) EC225; AgustaWestland’s AW139; and Sikorsky’s S76C++ and S92A.

OEM	Original equipment manufacturer.

PBH
Power-by-the-hour. A program where a helicopter operator pays a fee per flight hour to an MRO provider as compensation for repair and overhaul components required in order for the helicopter to maintain an airworthy condition.

Rotables	Helicopter parts that can be repaired and reused such that they typically have an expected life approximately equal to the helicopters they support.

SAR	Search and rescue.

Ultra-deepwater	Water depths of approximately 7,500 feet or more.

 PART I

Item 1.	Business
Overview
We are one of the two largest commercial operators of helicopters in the world based on revenue of $1.7 billion in fiscal 2015 and based on our fleet of 231 heavy and medium helicopters as of April 30, 2015. With bases on six continents, we are one of only two global commercial helicopter service providers to the offshore oil and gas industry. We have major operations in the North Sea, Brazil and Australia and in several locations across Africa, Eastern Europe and South East Asia. Our mission is to provide the highest level of service in the industry, which we believe will enable our customers to go further, do more and come home safely. With nearly 70 years of experience providing helicopter services, we believe our brand and reputation have become associated with safe and reliable transportation and mission-critical logistics solutions.
Our helicopters are primarily used to facilitate large, long-distance crew changes on offshore production facilities and drilling rigs. We also provide SAR and EMS to government agencies which are typically under long-term service contracts. For the fiscal year ended April 30, 2015, revenue generated by helicopter transportation services for the oil and gas industry was approximately 81% of our total revenues. We generated 9% of our total revenues related to EMS/SAR services, with MRO services provided through our Heli-One segment representing the balance of total revenues.
We maintain a presence in most major offshore oil and gas markets through a network of approximately 70 bases with operations in over 20 countries. We cover this expansive and diverse geography with our fleet of 231 heavy and medium helicopters and the expertise to serve customers in ultra-deepwater and deepwater locations. A significant portion of our fleet is comprised of new technology helicopters which have greater range, passenger capacity, enhanced safety systems and the ability to operate in variable conditions. We have modernized our fleet significantly over the past decade, with our fleet strategy responding to customer demand and aided by the flexibility of our helicopter leasing program and our relationships with the four major OEMs. To secure and maintain operating certificates in the many jurisdictions in which we provide helicopter services, we must meet stringent and diverse regulatory standards across multiple jurisdictions, and have an established track record in obtaining and maintaining certificates as well as working with regulators and local partners.
We generate the majority of our oil and gas customer Helicopter Services revenue from contracts tied to our customers’ offshore production operations, which have long-term transportation requirements. A substantial portion of our remaining oil and gas customer Helicopter Services revenue comes from transporting personnel to and from offshore drilling rigs. Approximately 75% to 78% of the flying revenue in our Helicopter Services segment was attributable to fixed monthly charges for the fiscal years ended April 30, 2013, 2014 and 2015.
Since mid-2014 there has been a significant decline in Brent crude oil prices, due to a combination of sustained high supply from the Organization of the Petroleum Exporting Countries and from North America, coupled with weaker than expected demand due to economic uncertainty in Europe and other regions. Due to this significant and rapid downturn in market conditions, we are seeing customers reassess their exploration projects and reduce their capital expenditure plans.
Our customers are also actively managing their costs which may translate into increased pricing pressure on us. The continued downward pressure to reduce prices and the volatility in the oil and gas sector generally, and the potential impact of such volatility on offshore exploration and production, could negatively impact the future demand for offshore helicopter transportation services. Since a majority of our revenue derives from contracts tied to our oil and gas customers’ offshore production operations, this trend, if sustained, could have an adverse effect on our business and financial conditions, see “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K. In the near term, the loss of certain of our contracts with a significant customer will also negatively impact our helicopter services revenue. These contracts will expire over the course of fiscal 2016. In fiscal 2015, we have undertaken restructuring of our business activities to respond to the change in market conditions, which includes employee severance and restructuring expenses on specific older technology leased helicopters we have permanently ceased use of in operations.

Despite the recent volatility in the price of oil and gas that we expect to negatively impact our short-term demand, we remain cautiously optimistic that growth will continue over the long-term. Helicopter service is the most efficient and often the only viable or permitted form of transportation in many of these jurisdictions due to the distance from shore of the platforms and environmental conditions offshore, particularly in the North Sea, where a sea-faring vessel may take a substantially longer time to cover the same distance and in significantly less comfortable conditions, with greater logistical risks of transporting workers from vessel to platform. As the major, national and independent oil and gas companies seek to replace reserves and grow production, we believe they may continue, in the long-term, to explore for, develop and produce oil and gas from deeper waters and at locations that are further offshore, which requires more complex transportation and logistics services. Oil and gas companies are also adopting increasingly complex offshore oilfield services and solutions that require more personnel to operate. Additionally, regulatory bodies are increasing their own oversight functions, and crews are being rotated on and off at periodic intervals. For instance, the UK Civil Aviation Authority announced several actions intended to minimize the risk of further accidents in 2014 including seating restrictions for passengers. We believe that the adoption of more complex services on ultra-deepwater and deepwater installations, increased regulatory oversight of these installations and more frequent rotation of increasingly larger crews at regular intervals may further drive customer demand for heavy and medium helicopters, which comprise all of our fleet. Based on our experience, heavy and medium helicopters are favored by customers with ultra-deepwater and deepwater transportation needs due to their greater range, passenger capacity, comfort, enhanced passenger safety systems and ability to fly under a variety of conditions. We remain cautiously optimistic that the long-term market dynamics for our helicopter services will remain strong, despite the recent deterioration in conditions in the oil and gas industry. Furthermore, we believe that our size, scale, experience and established relationships afford us operational and commercial flexibility when purchasing new helicopters and helicopter parts, allowing us to respond to market opportunities.
We provide MRO services through our Heli-One business to both our own Helicopter Services segment and to third-party customers. Our MRO capabilities enable us to perform heavy structural repairs, and maintain, overhaul and test helicopters and helicopter components globally across various helicopter types. We believe our in-house MRO operations through our Heli-One business enable us to manage our supply chain and maintain our fleet more efficiently, thereby increasing the availability of our helicopters and reducing our overall cost of maintenance. In addition, we are the largest provider of these services (excluding OEMs), which allows us to provide our Heli-One customers with comprehensive MRO services across multiple helicopter types and families. Based on our experience operating in the industry, the market for MRO services is highly fragmented. We believe we are the only independent non-OEM provider of MRO services with a global footprint. Our MRO services include complete maintenance outsourcing solutions, parts sales and distribution, engineering services, design services and logistics support. We believe that our geographic reach, combined with the related licenses, offers us opportunity to grow our Heli-One business with our third-party customers.
In fiscal 2014 and 2015, we undertook several transactions to reduce our total outstanding long-term debt obligations and enhance our capital structure. We completed our IPO on the New York Stock Exchange in fiscal 2014, where we raised net proceeds of approximately $317.8 million. During fiscal 2014 and 2015, we have completed several debt redemption and repurchase transactions to reduce our annual cash requirements for interest costs. During fiscal 2015, we entered definitive agreements with funds managed by Clayton, Dubilier & Rice ("CD&R") for an aggregate investment of $600.0 million in us through a private placement issuance of redeemable convertible preferred shares. On June 12, 2015, we entered into a new arrangement for a $145.0 million asset-based revolving credit facility.
Safety and Regulatory Compliance
We strive to exceed the stringent safety and performance audit standards set by aviation regulatory bodies and our customers. We have established an in-house flight safety group that is responsible for our compliance with safety standards within our organization, standardizing base operating procedures, compliance with government regulations and customer requirements, and educating and training our flight crews with advanced training programs. A key to maintaining our strong safety record is having a highly qualified and experienced workforce. Our pilots average in excess of 3,000 flight hours of experience, and many of them carry endorsements to operate more than one type of helicopter. Our mechanics are highly experienced and receive ongoing training from helicopter manufacturers. Our safety culture is supported by a world-class safety and quality management system which is integral to our business, and is built on a strong culture that gives every team member the authority to identify, report and correct unsafe practices and procedures.
Over the five year period ended April 30, 2015, according to our safety records we had a rolling average of 0.38 accidents per 100,000 flight hours, a much lower than average rate reported for civilian twin engine helicopters and an even smaller fraction of the rate reported for offshore helicopter operations generally, per industry reports.
We support industry collaboration on existing and emerging safety systems, tools and initiatives. We host a highly regarded annual international safety summit, attended by our customers, manufacturers, competitors and regulators, which is a manifestation of our commitment to safe operations. In October 2014, CHC and other major operators officially launched the new industry association, HeliOffshore. Through HeliOffshore, CHC is playing a crucial leadership role in driving safety ever-higher across the rotary-wing industry. HeliOffshore will use cross-industry cooperation as a platform for enhancing the industry’s overall strong safety record by sharing best practices, developing and applying advanced technology, and encouraging common global flight standards. HeliOffshore is a joint initiative with other helicopter operators to further enhance offshore flight safety.
In addition to safety regulations, most of the countries in which we conduct flying operations have laws, with typically complex requirements, that require commercial operators to hold either or both an operating license and an air operator certificate, or AOC. We believe our track record of safety and experience working with regulators will enhance our ability to obtain needed licenses/certificates as required.

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
We operate one of the world's largest fleet of heavy and medium commercial helicopters serving the offshore oil and gas industry, with 231 helicopters as of April 30, 2015. Our fleet is comprised purely of heavy and medium helicopters, which we believe optimally positions us to respond to opportunities in the ultra-deepwater and deepwater market. Over the past decade, we have invested in modernizing our fleet significantly to respond to customer demand for new technology heavy and medium helicopters. We have strong longstanding operating relationships with the four major OEMs, Airbus Helicopters, Sikorsky, AgustaWestland and Bell, and have helicopters manufactured by each of them in our fleet.
As of April 30, 2015, our fleet was valued at approximately $3.1 billion based on the average of 2015 third-party appraisals of fair market value by Ascend Worldwide Group Holdings Limited and HeliValue$, Inc., consisting of approximately $2.3 billion of value attributable to heavy helicopters and approximately $832 million of value attributable to medium helicopters. As of April 30, 2015, the average age of our fleet was approximately 10 years. The Airbus EC225, Sikorsky S92A, AgustaWestland AW139 and Sikorsky S76C++, which have been the core part of our capital investment program in recent years, represent approximately 85% of our total fleet value as of April 30, 2015.
The table below provides a detailed summary of our fleet as of April 30, 2015:

Helicopter Type	Total	Cruise Speed (kts)	Approximate Range (nmi)	Passenger Capacity	Maximum Weight (lbs)
Heavy:
Sikorsky S92A	45	145	400	19	26,500
Airbus Helicopters EC225	40	145	400	19	24,250
Airbus Helicopters (AS332 L, L1, and L2)	36	130-140	250-350	17-19	18,000-20,500
Total Heavy	121
Medium:
AgustaWestland AW139	42	145	280	12-15	15,000
Sikorsky S76C++	23	145	220	12	11,700
Sikorsky S76C+	20	145	175	12	11,700
Sikorsky S76A++	8	135	130	12	10,800
Bell 412	7	125	135	13	11,900
Airbus Helicopters AS365 Series/EC155	7	120-145	80-120	11-13	4,200-9,500
Airbus Helicopters EC135/145	3	N/A(i)	N/A(i)	N/A(i)	N/A(i)
Total Medium	110
Total Helicopters	231

(i)	EMS only.
As at April 30, 2015, we have committed to purchase 18 new helicopters and the total required additional expenditures for these helicopters is approximately $428.4 million. These helicopters are expected to be delivered in fiscal 2016 ($143.2 million), 2017 ($200.1 million) and 2018 ($85.1 million) and will be deployed in our Helicopter Services segment. We intend to enter into leases for these helicopters or purchase them outright upon delivery from the manufacturer. Additionally, we have committed to purchase $37.7 million of helicopter parts by October 31, 2015 and $80.7 million of heavy helicopters from Airbus Helicopters prior to December 31, 2016.

The following table illustrates the geographic distribution of our helicopters as of April 30, 2015:

Region:	Total	Medium	Heavy
Eastern North Sea	35	—	35
Western North Sea	49	20	29
Americas	46	26	20
Asia Pacific	53	38	15
Africa-Euro Asia	25	21	4
	208	105	103
Fleet(i)	23	5	18
Total Helicopters	231	110	121

(i)	Fleet count includes helicopters held for retirement, dry lease or post-delivery modification.
Our Operations
We report under two operating segments, Helicopter Services and Heli-One, and have a Corporate Segment comprised primarily of general and administration costs.

Helicopter Services
Our Helicopter Services segment consists of flying operations in the North Sea, the Americas, the Asia Pacific region and the Africa-Euro Asia region primarily serving our offshore oil and gas customers, in addition to providing SAR and EMS to government agencies. We conduct our operations in over 20 countries through a network of approximately 70 bases on six continents, including a global operations center located in Irving, Texas. We are one of only two commercial helicopter service providers to the offshore oil and gas industry with global operations. The majority of our revenue from oil and gas customers is from contracts tied to our customers’ offshore production operations. A substantial portion comes from transporting personnel to and from offshore drilling rigs. Helicopter Services generated approximately 88% to 90% of its revenue for the three years ended April 30, 2015 from oil and gas customers. We are a market leader in most of the regions we serve, with a well-established reputation for safety, customer service and helicopter reliability.
We believe our services are critical to our customers as helicopter transportation is a cost-effective, viable means to transport people, from land to offshore oil and gas production facilities and drilling rigs. We provide logistics solutions and helicopter transportation to and from production facilities and drilling rigs and related logistics solutions to manage rotation of their crews, as many of our offshore oil and gas customers are required by law and collective labor agreements to change crews every seven to 14 days. As offshore operators have moved further from shore and become more remote, crews have grown larger and taken on functions that previously relied on shore based support. To accommodate the change out of larger crews, a helicopter would have to make multiple trips or several helicopters would have to be used.
We believe providing helicopter services to oil and gas production customers generally provides our Company with a more stable revenue stream, since the production business is typically less cyclical in nature than the exploration and development business. The majority of our customers are major, national and independent oil and gas companies. Offshore production platforms generally run at full capacity, irrespective of commodity prices, until the economic end-life of the respective field. Our helicopter services business in the oil and gas industry is largely characterized by medium to long-term contracts (i.e., four to five years for production contracts and normally carry extension options of one to five years). These production platforms generally have expected lives of 20 years or more, depending upon the size and characteristics of the field. Exploration contracts are shorter in duration and are, on average, two to three years contracts.
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

By region, our Helicopter Services business operates as follows:

North Sea
Our helicopter services in the North Sea primarily consist of flying operations in the Eastern North Sea and Western North Sea regions. We are one of the largest helicopter services providers in the North Sea, one of the world’s largest oil producing regions, with approximately 84 helicopters in operation. The Eastern North Sea region is comprised mainly of Norway, where we provide flying services to Statoil, in addition to other oil and gas customers, to the Ekofisk, Oseberg, Valhall, Heidrun and Statfjord oil fields. The Western North Sea region includes the United Kingdom, the Republic of Ireland and the Netherlands, where major oil and gas customers include Total, Apache, Royal Dutch Shell and ENGIE. Our operations in the North Sea are managed through our network of bases located in key regions. Our main operation bases in the North Sea are in Aberdeen, Scotland and in Stavanger, Norway, although we also operate numerous other bases around the North Sea. In addition, we have long-term contracts with government agencies and commercial operators in the United Kingdom and in the Republic of Ireland to provide SAR and EMS helicopter services.
Americas
Our Helicopter Services segment in the Americas operates in both North and South America, principally in Brazil, where substantially all of our helicopters in the Americas region operated during April 30, 2015. In Brazil, we operate a fleet of heavy and medium helicopters to service our customers in the regional oil and gas sector, a market that is shifting to heavy helicopter technology as pre-salt fields in ultra-deepwater environments have been further developed. We have made additional investments in the region to enhance access to deepwater fields, including the completion of construction in fiscal 2014 of a new hangar facility in Cabo Frio, in close proximity to the Campos Basin off the Brazilian coast.
Asia Pacific
The Asia Pacific region includes Australia and Southeast Asian countries, where we provide helicopter services to the offshore oil and gas industry in Australia, Malaysia, East Timor and other countries. We have approximately 53 helicopters located in Asia Pacific. In Australia, we support our customers from a network of 18 bases which serve both SAR/EMS and oil and gas customers, the latter of which includes bases on the Northwest Shelf and Browse Basin. We also have a number of other bases throughout Southeast Asia. We have a number of long-term contracts with commercial operators, military and local government to provide SAR and EMS from several bases in Australia. We commenced a new, dedicated SAR service to an oil and gas customer in fiscal 2015.
Africa-Euro Asia
We operate in the Africa-Euro Asia region to provide helicopter services in Nigeria, Equatorial Guinea, Kazakhstan, Mozambique, Romania and other African and European countries. We operate from approximately 10 bases in this region. In fiscal 2014, we renewed our presence in Nigeria, by securing two AOC licenses through our joint venture partner, Atlantic Aviation, and commenced commercial operations. In fiscal 2015, we won additional contract work in Romania to support a customer's operations in the Black Sea and commenced a new contract with our main customer in Kazakhstan.
Heli-One
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
All helicopter airframes, engines and components are required by manufacturer and government regulations to be serviced and overhauled based on flight hours, cycles or the actual condition of parts. The repair and overhaul process includes disassembling, cleaning, inspecting, repairing and reassembling engines, components and accessories, and testing complete engines and components. Helicopter operators typically consider the complexity and cost of tasks when choosing whether to perform them in-house or outsource the work to a third-party. MRO companies are required to obtain licenses from government regulatory bodies and, in many cases, from helicopter manufacturers to provide MRO services. Companies active in this industry include manufacturers of helicopters, components and accessories; manufacturer-authorized repair and overhaul operators; and small workshops typically not authorized by the manufacturers. The low cost of transporting components relative to the total cost of repair and overhaul services has resulted in the development of a worldwide MRO market.
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
Heli-One’s main MRO competitors are helicopter manufacturers, which are also our main parts suppliers. Factors that affect competition within the repair and overhaul market include price, quality, safety record and customer service. To minimize issues related to availability and pricing of the parts we need to perform MRO work, Heli-One generally has long-term supply arrangements with the helicopter manufacturers and works closely with them on items such as modifications and approvals of parts and components. Furthermore, we believe that our position as one of the largest purchasers of new helicopters affords us greater commercial flexibility when purchasing helicopter parts. Approximately 34%, 38% and 40% of our third-party Heli-One revenue in the 2013, 2014 and 2015 fiscal years, respectively, was derived from “power by the hour” contracts, where the customer pays a ratable monthly charge, typically based on the number of hours flown, for all scheduled and un-scheduled maintenance.
We provide customers with integrated logistics support, including 24-hour service for all scheduled and unscheduled maintenance events for engines, dynamic components, repairable components and consumable parts. We also support special mission equipment. Heli-One offers next-day delivery in most locations on a wide range of helicopter parts from all major manufacturers through a global distribution network that includes our new Global Distribution Center in the Netherlands which opened in January 2014. Our Heli-One operations now have facilities in Delta, British Columbia; Stavanger, Norway; Fort Collins, Colorado and in Rzeszow, Poland. We believe our global buying power gives us competitive pricing on all major components. We believe we provide quality, competitively priced support services to civilian and military helicopter operators worldwide.
For additional information about our business segments, including financial information, see Note 27 in the “Notes to the Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K. For a description of certain risks affecting our business and operations, see "Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K.
Customers and Contracts
For the fiscal year ended April 30, 2015, revenue generated by helicopter transportation services for the oil and gas industry was approximately 81% of our total revenues. We generated 9% of our total revenues related to EMS/SAR services, with MRO services provided through our Heli-One segment representing the balance of total revenues.
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
Our contracts with government agencies for SAR and EMS services average eight years, and we believe government agencies will increasingly look to outsource this function. Based on our experience, we believe that contracts are awarded based on a number of factors, including technical capability, operational effectiveness, price, strength of relationships, availability of fleet types and other technical mission requirements, quality of customer service and the safety record of the helicopter service provider. We believe that maintaining a strong safety record is imperative for our customers, and that our safety record and safety culture at all levels of our organization are key to maintaining and growing our business.
Longer-term contracts are ordinarily awarded through competitive bidding processes. An incumbent operator commonly has a competitive advantage when pursuing future business with that customer because of its relationship with the customer, knowledge of operating site characteristics, pre-existing investment in support infrastructure and demonstrated ability to meet defined service-level requirements. In addition, customers often prefer to avoid start-up costs associated with switching to another operator.
The largest customer of our Heli-One segment is our Helicopter Services segment. Our Heli-One contracts with third parties include military, coast guard, parapublic and other governmental organizations, and other helicopter operators.

Revenues can be earned for services provided individually or, in many cases, as part of multi-year, complete maintenance outsourcing agreements.
Our key customers include many leading oil and gas companies around the world. The following table sets out our top ten customers based on revenue for our fiscal year ended April 30, 2015 and geographic regions served. The revenues in the table below constitutes approximately 65% of our total revenues. Our top three customers for the year ended April 30, 2015 were Petrobras, Statoil ASA and Royal Dutch Shell plc., each accounting for 15%, 13% and 12% of our revenues respectively. No other single customer accounted for more than 10% of our revenues during fiscal 2015.

Geographic regions served by CHC
Company	North Sea	Americas	Australia	Asia Pacific	Africa-Euro Asia
Apache Corporation	●	●	●
Chevron Corporation	●			●
ConocoPhillips Co.	●		●	●
ENGIE (previously GDF)	●
Irish Coast Guard	●
Petrobras		●
Royal Dutch Shell plc.	●	●	●	●	●
Statoil ASA	●	●
Total S.A.	●	●			●
Woodside Petroleum Limited			●
Our Business Strategy
Our goal is to enhance our leadership position in the industry and create value for our shareholders by consistently and efficiently providing safe, reliable value-added services to our customers while maximizing our return on assets, earnings and cash flow. To achieve this goal, we intend to focus on the following key strategies:

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

•
Apply a disciplined, returns-based approach to evaluating growth opportunities. We have implemented a rigorous, financial returns-based approach throughout our organization that is fundamental to how we evaluate growth opportunities. Our centralized decision-making framework is critical to ensuring that our clearly defined return thresholds are applied in all key investment-making decisions, such as setting contract terms, pursuing expansion into new regions and acquiring new helicopters. This disciplined and coordinated methodology of pursuing the highest risk-adjusted growth opportunities will continue to drive our expansion strategy and enable us to make rational capital investment decisions and maximize our returns as we grow.

•
Optimize our fleet of heavy and medium helicopters, responding to customer demand and maximize our long-term financial returns. We have made significant investment over the past decade in new technology helicopters. We will continue to optimize our fleet size to meet customer demand, which includes selectively divesting older technology helicopters. We will continue to manage our fleet to provide optimum service to the growing markets, including ultra-deepwater and deepwater markets, where larger helicopters are preferred by our customers for their reliability, comfort and efficiency. We believe our global fleet management strategy allows us to deploy our assets to our most attractive opportunities worldwide.

•
Expand our operations in growth markets. We will continuously evaluate entry into attractive markets which are often characterized by isolated locations and greater operating distances from shore. We have a track record of successfully entering new markets, which requires experienced pilots and expertise in assessing risks, obtaining permits, partnering with local businesses, working with regulators and establishing new flight bases. We believe our customers recognize the importance of our track record as well as our standardized and globally-integrated operational support, maintenance and IT systems, and our ability to realize operational efficiencies across numerous and often remote jurisdictions. We believe our fleet size and diversity positions us to continue to grow our business in ultra-deepwater and deepwater markets.

•
Utilize knowledge and enterprise management systems to deliver outstanding customer service. We seek to build a customer-centric culture responsive to our customers’ unique requirements. Our commercial and customer support teams maintain a regular dialogue across multiple disciplines within our customers’ organizations to share these performance metrics as well as to discuss our customers’ future plans. This enables us to better understand our customers’ needs and how well we are addressing them. We believe that developing and maintaining such a deep understanding of our customers’ requirements enables us to provide superior customer-centric services and ideally positions us to grow with our customers as they expand their operations.

Competition
We are one of two global helicopter service providers to the offshore oil and gas industry; other competitors are smaller, regional operators. We have a significant market position in all global offshore oil and gas market regions, with the exception of the Gulf of Mexico.
We believe we are well positioned to capitalize on future growth opportunities. As oil and gas wells are depleted, oil companies are developing ultra-deepwater and deepwater reserves further offshore. Our global presence, long-term customer relationships and modern fleet of helicopters positions us to participate in new oil and gas developments in most offshore oil and gas regions and SAR/EMS opportunities.

Operating Lease Commitments
We had entered into helicopter operating leases for 169 helicopters as of April 30, 2015. At April 30, 2015, the total minimum lease payments under helicopter operating leases with expiry dates ranging from fiscal 2016 to fiscal 2025 totaled $1,549.1 million. For those helicopters where we have the option to purchase them for agreed amounts, the purchase options do not constitute bargain purchase options and we do not have a commitment to exercise the options. With respect to such leased helicopters, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at our expense. We either perform this work internally through our own repair and overhaul facilities or have the work performed by an external repair and overhaul service provider.
In addition to payment under helicopter operating leases, we had operating lease commitments as of April 30, 2015 for buildings, land and other equipment with minimum lease payments of $94.0 million and expiry dates ranging from fiscal 2016 to fiscal 2079.
For additional details see “Management's Discussion and Analysis of Financial Condition and Results of Operation—Future Cash Requirements—Contractual Obligations and Off-Balance Sheet Arrangements” and Note 25 to the audited annual consolidated financial statements for the fiscal years ended April 30, 2013, 2014 and 2015 included elsewhere in this Annual Report on Form 10-K.

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
The European Union and the European Economic Area
We operate in the European Union (the “EU”) and the European Economic Area (the “EEA”) from helicopter flying services provided by subsidiaries of EEA Helicopter Operations B.V. (“EHOB”), a company 49.9% owned by us. These subsidiaries operate primarily in the United Kingdom, the Netherlands and the Republic of Ireland (member states of the European Union, or the EU), and Norway (member state of the EEA). To operate helicopters in the EU and EEA, an operator must be licensed by the applicable national Civil Aviation Authority. Under applicable European law, an operator must be “effectively controlled” and “majority owned” by nationals of member states of the EU or the EEA to maintain its license. We believe that the majority shareholder in EHOB is an EU national and therefore these subsidiaries are currently “majority owned” and “effectively controlled” within the meaning of European Union and European Economic Area licensing requirements. Any change in the national status of the majority shareholder in EHOB could affect the licenses of these subsidiaries.
Canada
Our helicopter operations in Canada are conducted through CHC Helicopters Canada Inc., a company wherein we hold a minority interest. That company’s flying operations are regulated by Transport Canada and are conducted under that company’s AOC. Our ability to conduct our helicopter operating business in Canada is dependent on our ability to maintain our relationship with CHC Helicopters Canada Inc. Our helicopter operations in certain other countries are conducted pursuant to an AOC issued by the Minister of Transport (Canada) under the provisions of the Aeronautics Act (Canada) for which our wholly owned subsidiary holds an exemption until December 2015. If we are unable to extend the ministerial exemption pursuant to which this certificate is issued, we will need to obtain licenses and certificates issued by the countries in which we conduct such operations or reach an agreement with CHC Helicopters Canada Inc. and/or customers in such countries to transfer the operations there to CHC Helicopters Canada Inc. We cannot guarantee that we will be able to either extend the ministerial exemption, obtain local licenses and certificates or transfer such operations to CHC Helicopters Canada Inc., either at all or on acceptable terms.

Australia
Civil aviation in Australia is governed by the Civil Aviation Act 1988 and regulations made thereunder. To operate an aircraft in Australia, it must be registered with the Australian Civil Aviation Safety Authority (“CASA”) and a Certificate of Airworthiness must be obtained, be valid and in effect. The operation of an aircraft for a commercial purpose into, out of, or within Australian territory can only be undertaken as authorized by an Air Operators’ Certificate. Our ability to offer our helicopter transportation services in Australia is dependent on maintaining this certificate. Australia does not have a requirement for ownership or control by Australian nationals.
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
We are also subject to regulations imposed by the U.S. Foreign Corrupt Practices Act (the “FCPA”), which generally prohibits us and our intermediaries from making improper payments to foreign officials for the purpose of obtaining or maintaining business. We have established an Ethics & Compliance Policy and a Compliance Committee, and provide compliance training to our employees to help prevent violations of the FCPA. As a condition of employment, our employees are required to abide by this policy. Our policy also includes thorough due diligence of all third-party intermediaries as well as screening and certification through TRACE International and annual renewal of TRACE certifications by approved intermediaries. Further, we require our vendors and contractors to be contractually bound to abide by our Code of Business Conduct, Ethics & Integrity Policy. Our Internal Audit team includes our Code of Business Conduct, Ethics & Integrity Policy compliance as part of the scope of their audits.
Environmental Matters
We are subject to extensive laws, rules, regulations and ordinances in the various jurisdictions in which we operate relating to pollution and protection of the environment and to human health and safety, including those related to noise, emissions to the air, releases or discharges to soil or water, the use, storage and disposal of petroleum and other regulated materials, and the remediation of contaminated sites. Our operations, including helicopter maintenance and helicopter fueling, involve the use, handling, storage and disposal of materials that may be classified as hazardous to human health and safety and to the environment. Non-compliance with these regulations may result in significant fines or penalties or limitations on our operations. Many of the countries in which we operate have laws that may impose liability for the investigation and cleanup of releases of regulated materials and the remediation of related environmental damage without regard to negligence or fault. These laws may also expose us to liability for the conduct of, or conditions caused by, others, such as historic spills of regulated materials at our facilities, for acts that were in compliance with all applicable environmental laws at the time such acts were performed, and for contamination at third-party sites where substances were sent for off-site treatment or disposal. Additionally, any failure by us to comply with applicable environmental, health and safety or planning laws and regulations may result in governmental authorities or other third parties taking action against our business that could adversely impact our operations and financial condition. We believe we are in substantial compliance with applicable environmental laws and that ensuring compliance has not, to date, had a material adverse effect upon our financial position. We cannot, however, predict the likelihood of change to these laws or in their enforcement nor the impact that any such change, or any discovery of previously unknown conditions, may have on our costs and financial position. Please see "Item 1A. Risk Factors - Risks Related to Our Business and Industry—We are subject to extensive federal, state, local and foreign environmental, health and safety laws, rules, regulations and ordinances that could have an adverse impact on our business”.
Employees
As of April 30, 2015, we had approximately 4,400 full-time employees. We hire independent contractors on an as needed basis.
Certain of our employees in the UK, Ireland, the Netherlands, Norway, Brazil, Canada and Australia (collectively, approximately 67% of our employees as of April 30, 2015) are represented under collective bargaining or union agreements. Any disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees could result in strikes, work stoppages or other slowdowns by the affected workers. Periodically, certain groups of our employees who are not covered under a collective bargaining agreement consider entering into such an agreement.
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
Availability of SEC filings and other information
We file electronically with the Securities and Exchange Commission (“SEC”) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available on our website at www.chc.ca, free of charge, through a hyperlink on our website, copies of these reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing them to, the SEC. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.
You may also read and copy any of the materials that we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website address is www.sec.gov.

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
We have incurred net losses since our acquisition on September 16, 2008 of the entity formerly known as CHC Helicopter Corporation, including approximately $116.5 million, $170.9 million and $794.8 million in the last three fiscal years ended April 30, 2013, 2014 and 2015, respectively. Our net losses since September 16, 2008 have resulted from a number of factors, including non-cash impairments of goodwill and other assets totaling $1,475.6 million and interest charges related to substantial leverage incurred to acquire additional helicopters and grow our business. We may continue to incur net losses in the future and our net losses may increase in the future and we cannot assure you that we will achieve or sustain profitability, or that we will continue to generate sufficient cash flow and liquidity through access to the capital markets to meet our debt and interest obligations as and when they become due.
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage.
We are highly leveraged. As of April 30, 2015, our total indebtedness was $1,227.2 million. Our level of indebtedness could have important consequences to you. For example, it could:

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
To varying degrees, activity levels in the oil and gas industry are affected by long-term trends in oil and gas prices. Historically, the prices for oil and gas have been volatile and subject to wide fluctuations in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control, such as:

•	actions of the Organization of Petroleum Exporting Countries and other oil producing countries to control prices or change production levels;

•	general economic and political conditions, both worldwide and in the regions in which we operate;

•	governmental regulation;

•	the price and availability of alternative fuels;

•	the policies of various governments regarding the exploration and development of their oil and gas reserves;

•	advances in exploration, development and production technology; and

•	the effects of hostilities or instability in oil-producing countries or the regions in which they are located.
The extreme volatility in market prices for oil and gas in recent months has adversely effected our business and operations. We cannot predict future oil and gas price movements. Any prolonged reduction in oil and gas prices could depress the level of helicopter activity in support of exploration and, to a lesser extent, production activity and, therefore have a material adverse effect on our business, financial condition and results of operations. For the fiscal year ended April 30, 2015, revenue generated by helicopter transportation services for the oil and gas industry was approximately 81% of our total revenues. No assurance can be given that the recent volatility of oil and gas prices will not continue to adversely affect offshore exploration or production operations, or that our operations will not continue to be adversely effected.
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

Many of the markets in which we operate are highly competitive, and if we are unable to effectively compete, it may result in a loss of market share or a decrease in revenue or profit margins.
Many of the markets in which we operate are highly competitive, and if we are unable to effectively compete, it could result in a loss of market share or a decrease in revenue or profit margins. Contracting for helicopter services is usually done through a competitive bidding process among those having the necessary equipment and resources. Factors that affect competition in our industry include price, reliability, safety, professional reputation, helicopter availability, equipment and quality of service. We compete against a number of helicopter operators including the other major global commercial helicopter operator, and other local and regional operators. There can be no assurance that our competitors will not be successful in capturing a share of our present or potential customer base. In addition, many oil and gas companies and government agencies to which we provide services have the financial ability to perform their own helicopter flying operations in-house should they elect to do so.
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
We rely on a limited number of large offshore helicopter support contracts with a limited number of customers. For the fiscal year ended April 30, 2015, revenue from Petrobras totaling $264.2 million, Statoil ASA totaling $228.5 million and Royal Dutch Shell plc. totaling $200.5 million were approximately 15%, 13% and 12% of our total revenues respectively. For the fiscal year ended April 30, 2015, our top ten customers accounted for approximately 65% of our total revenues. Many of our contracts contain clauses that allow for early termination by the customer for convenience, generally without penalty and with limited notice requirements, which, if exercised, could have a material adverse effect on our business, financial condition or results of operations. As a result, you should not place undue reliance on the renewal or current terms of our customer contracts.
Operating helicopters involves a degree of inherent risk and we are exposed to the risk of losses from safety incidents.
Hazards, such as adverse weather conditions, darkness, collisions and fire are inherent in the provision of helicopter services and can result in personal injury and loss of life, accidents, reduced number of flight hours, severe damage to and destruction of property and equipment and suspension of operations or grounding of helicopters. For example, on October 22, 2012, one of our EC225 helicopters made a controlled water landing in the North Sea with no injuries to crew or passengers. Given that this was the second such event, the first having occurred to another operator in May 2012, all flights of almost all commercial operators worldwide using the same type of helicopter were subsequently suspended for the duration of a lengthy investigation and subsequent corrective action from the manufacturer. In addition, on August 23, 2013, one of our AS332L2 helicopters was involved in a tragic accident in the North Sea, resulting in four fatalities among the 16 passengers and two crew members on board. The cause of the accident is not yet known and full investigations are ongoing. We voluntarily restricted the use of this model of helicopter worldwide for a limited period in 2013. In addition to any loss of property or liability associated with helicopter crashes, our revenue, profitability and margins would decline to the extent any of our helicopters were voluntarily or mandatorily grounded. While we seek to mitigate the financial impact of such risks and preserve our rights through commercial and other arrangements with all those involved, when available, these mitigation efforts may not be successful or available for all incidents. Our performance, profitability and margins may fluctuate from period to period as a result of such incidents and our mitigation efforts.

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
Media coverage and public statements that insinuate improper actions by us, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation or governmental investigations by regulators. Specifically, accidents involving any aircraft operated by us or another operator could cause substantial adverse publicity affecting us specifically or our industry generally and could lead to the perception that our aircraft are not safe or reliable.
Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs and divert resources. Negative publicity may have an adverse impact on our reputation and the morale of our employees, which could make it more difficult for us to compete for future contracts or attract and retain employees or result in the loss of existing and future contracts. The impact of these factors is difficult to predict, but one or more of them could have a material adverse effect on our business, financial condition or results of operations.
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
Our long-term helicopter services and Heli-One contracts contain pre-determined price escalation terms and conditions. Although supplier costs and other cost increases are passed through to our customers through rate increases where possible, these escalations may not be sufficient to enable us to recoup increased costs in full. In addition, because many of our contracts are long-term in nature, cost increases may not be adjusted in our contract rates until the contracts are up for renewal. In particular, in our Heli-One business, approximately 34%, 38% and 40% of our third-party Heli-One revenue in the 2013, 2014, and 2015 fiscal years, respectively, was derived from PBH contracts, where the customer pays a ratable monthly charge, typically based on the number of hours flown, for all scheduled and un-scheduled maintenance. It can be difficult to correctly estimate the cost of providing maintenance on a PBH basis. There can be no assurance that we will be able to estimate costs accurately or recover increased costs by passing these costs on to our customers. In the event that we are unable to do so, the profitability of our customer contracts and our business, financial condition and results of operations could be materially and adversely affected.
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
Lead times for delivery of new heavy and medium helicopters are long (currently at least one year and historically as long as two years), and annual production of new heavy and medium helicopters is limited. If any of these helicopter manufacturers faced production delays due to, for example, natural disasters, labor strikes, unavailability of skilled labor or safety issues, we may experience a significant delay in the delivery of previously ordered helicopters. During these periods, we may not be able to obtain additional helicopters with acceptable pricing, delivery dates or other terms. Delivery delays or our inability to obtain acceptable helicopter orders would adversely affect our revenue and profitability and could jeopardize our ability to meet the demands of our customers and execute our strategy. Although we have been able to acquire sufficient helicopters to date, a lack of available helicopters or the failure of our suppliers to deliver helicopters we have ordered on a timely basis could limit our ability to take advantage of growth opportunities or jeopardize our ability to meet the demands of our customers. Additionally, lack of availability of new helicopters could result in an increase in prices for certain types of used helicopters.
If any of the helicopter manufacturers we contract with, or the government bodies that regulate them, identify safety issues with helicopter models we currently operate or that we intend to acquire, we may be unable to operate a portion of our fleet or could experience a delay in acquiring new helicopters, both of which would negatively affect our business. For example, in October 2012, one of our EC225 helicopters made a controlled water landing in the North Sea with no injuries to crew or passengers. Almost all flights of all operators using the same type of helicopter were subsequently suspended for the duration of a lengthy investigation and corrective action from the manufacturer. In August 2013, one of our AS332L2 helicopters was involved in an accident in the North Sea, resulting in four fatalities, see “Risks Related to Our Business and Industry—Operating helicopters involves a degree of inherent risk and we are exposed to the risk of losses from safety incidents.” The cause of the August 2013 accident is not yet known. Regulatory investigations and political debate are currently in process or planned in the United Kingdom. The AS332L2 and the EC225 are produced by the same manufacturer, and we operate other helicopter types by this manufacturer (as of April 30, 2015, 86 helicopters in total, which total represents approximately 37% of our entire fleet). If it is ever determined that a safety issue exists across one or more model types by the same manufacturer, we may be required to suspend flight operations of a significant and material portion of our fleet.
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
Restructurings of our operations and organizational structure may lead to significant costs.
We are continually reviewing potential changes in our operations and organizational structure in order to enhance our overall competiveness and viability. Restructuring activities that we have undertaken, and may undertake in the future, can divert significant time and resources, involve substantial costs and may fail to enhance our overall competitiveness and viability as intended, any of which could negatively impact our business. In connection with our current review of our operations and organizational structure with the view towards reducing operating costs, we have recorded $80.3 million in restructuring expenses for the year ended April 30, 2015, mostly comprised of return costs on leased helicopters, employee severance and associated termination costs related to the reduction of our workforce and other termination rights. We may incur additional restructuring expenses in the future. Our restructuring activities have, and may, in the future, trigger restructuring, impairment and other accounting charges and/or result in a loss on sale of assets. Any of these charges or losses could have a material adverse effect on our business, financial condition or results of operations.
We may also experience labor unions or works’ council objections or labor unrest actions (including possible strikes) when we seek to reduce our workforce in Europe and other regions. Many of our operations are located in countries and regions that have extensive employment regulations that we must comply with in order to reduce our workforce, and we may incur significant costs to complete such reductions. Any of those events could have a material adverse effect on our business, financial condition or results of operations.
Our business requires substantial capital expenditures, lease and working capital financing. Any deterioration of current industry or business conditions or the capital markets generally could adversely impact our business, financial condition and results of operations.
Our business requires substantial capital expenditures including significant ongoing investment to purchase or lease new helicopters, refinance existing leases and maintain our existing fleet. To the extent that we do not generate sufficient cash from our operations, we may need to raise additional funds through operating lease financing, debt or other financing to execute our strategy and make the capital expenditures required to operate our business successfully. In the event of adverse conditions in our industry, our business or the capital markets generally, we could face difficulties in securing the amounts required, on commercially favorable terms or in a timely manner. In addition, any such additional capital raised may be significantly dilutive to our existing shareholders and may result in the issuance of securities that have rights, preferences and privileges that are senior to our ordinary shares.
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
Our ability to access capital and bank markets or the availability of lease or other financings may be restricted at a time when we would like to, or need to access capital. Such inability could have an impact on our plans or on our flexibility to react to changing economic and business conditions. In addition, our credit facilities and helicopter leases will have maintenance covenants which may need to be renegotiated from time to time, and the financial market instability could have an impact on the lenders’ or lessors’ willingness to renegotiate these covenants on reasonable terms.

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
We may not be able to obtain customer contracts covering some of our new helicopters and some of our new helicopters may replace existing helicopters already under contract, which could adversely affect the utilization of our existing fleet.
As of April 30, 2015, we have committed to purchasing 18 new helicopters. Many of our new helicopters may not be covered by customer contracts when they are delivered to us, and we cannot make any assurances as to when we will be able to deploy these aircraft or on what terms. Existing customers may request new helicopters in lieu of our existing helicopters, which could adversely affect the utilization of our existing fleet and we may not be able to find alternative profitable uses for helicopters no longer under contract. Our inability to profitability deploy our aircraft could have a material adverse effect on our business, financial condition or results of operation.
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
The European Union and the European Economic Area
Approximately 44% of our revenue for the fiscal year ended April 30, 2015 originated from helicopter flying services provided by subsidiaries of EHOB, a company 49.9% owned by us. These subsidiaries operate primarily in the United Kingdom, the Netherlands and the Republic of Ireland (member states of the European Union, or the EU), and Norway (member state of the EEA). To operate helicopters in the EU and EEA, an operator must be licensed by the applicable national Civil Aviation Authority. Under applicable European law, an operator must be “effectively controlled” and “majority owned” by nationals of member states of the EU or the EEA to maintain its license. We believe that the majority shareholder in EHOB is an EU national and therefore these subsidiaries are currently “majority owned” and “effectively controlled” within the meaning of European Union and European Economic Area licensing requirements. Any change in the national status of the majority shareholder in EHOB could affect the licenses of these subsidiaries.

Canada
Our helicopter operations in Canada are conducted through CHC Helicopters Canada Inc., a company in which we hold a minority interest. Our flying operations are regulated by Transport Canada and are conducted under that company’s air operator's certificate, or AOC. Our ability to conduct our helicopter operating business in Canada is dependent on our ability to maintain our relationship with CHC Helicopters Canada Inc. Our helicopter operations in certain other countries are conducted pursuant to an AOC issued by the Minister of Transport (Canada) under the provisions of the Aeronautics Act (Canada) for which our wholly owned subsidiary holds pursuant to an exemption until December 2015. If we are unable to extend the ministerial exemption pursuant to which this certificate is issued, we will need to obtain licenses and certificates issued by the countries in which we conduct such operations or reach an agreement with CHC Helicopters Canada Inc. and/or customers in such countries to transfer the operations there to CHC Helicopters Canada Inc. We cannot give any assurance that we will be able to extend the ministerial exemption, obtain local licenses and certificates or transfer such operations to CHC Helicopters Canada Inc., either at all or on acceptable terms.
Australia
Civil aviation in Australia is governed by the Civil Aviation Act 1988 and the regulations made thereunder. To operate a helicopter in Australia, it must be registered with the Australian CASA and a Certificate of Airworthiness must be obtained, be valid and be in effect. The operation of a helicopter for a commercial purpose into, out of, or within Australian territory can only be undertaken as authorized by an AOC. Our ability to offer our helicopter transportation services in Australia is dependent on maintaining this certificate. Australia does not have a requirement for ownership or control by Australian nationals.
Brazil
Approximately 16% of our revenue for the fiscal year ended April 30, 2015 originated from helicopter flying services provided by a subsidiary of Brazilian Helicopter Holdings S.A., or BHH, a Brazilian company 60% owned by us. This subsidiary operates in Brazil. To operate helicopters in Brazil, an operator must be licensed by the applicable national Civil Aviation Authority. Under applicable Brazilian law, in order to maintain its license, an operator must be “controlled” by nationals of Brazil and its officers must be Brazilian as well. By “control”, Brazilian aviation legislation refers to holding of at least 80% of operator’s voting shares. We believe that the majority holder of voting shares in BHH is a Brazilian national and therefore this subsidiary is currently “controlled” within the meaning of Brazil licensing requirements. Any change in the national status of the majority shareholder in BHH and/or in the nationality of the officers of this subsidiary could affect the licenses of BHH. Our helicopter operations in Brazil are conducted through BHS - Brazilian Helicopter Services Táxi Aéreo S.A., the above-mentioned subsidiary of BHH. Our flying operations are regulated by the National Agency for Civil Aviation and are conducted under that company’s AOC. Our ability to conduct our helicopter operating business in Brazil is dependent on our ability to maintain such AOC. If we are unable to keep such AOC, we will be prevented from performing flying operations in Brazil.
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
Our MRO business, Heli-One, could suffer if licenses issued by OEMs and/or governmental authorities are not renewed or we cannot obtain additional licenses.
Our MRO business, Heli-One, receives a significant portion of its third-party revenue from activities that require licenses from OEMs and governmental authorities. The Heli-One business may require additional licenses to grow. We cannot provide any assurance that we will be able to obtain or maintain such licenses from OEMs and/or governmental authorities on acceptable terms or at all. Furthermore, our MRO business could decline if existing licenses are revoked or cannot be renewed upon the expiration of existing terms.

We derive significant revenue from non-wholly owned variable interest entities. If we are unable to maintain good relations with the other owners of such non-wholly owned entities, our business, financial condition or results of operations could be adversely affected.
Local aviation regulations require us to operate through non-wholly owned entities with local shareholders. We conduct many of our international operations through entities in which we have a minority investment or through strategic alliances with foreign partners. We derive significant amounts of revenue from these entities. For the fiscal year ended April 30, 2015 we derived $1,067.7 million of revenue, representing 62.5% of our total revenue from variable interest entities owned in part by local shareholders. We depend to some extent upon good relations with our local shareholders to ensure profitable operations. These shareholders may have interests that are not always aligned with ours and they are not generally required to provide any funding that these entities may require. Furthermore, certain shareholders’ agreements with local shareholders contain call arrangements which allow the local shareholder to elect to purchase our shares and/or require us to bear all of the losses of these entities. The calls are exercisable in certain circumstances, including liquidation and events of default. In the event shareholder disputes arise or we lose our interest in these entities and/or find other local partners, this could negatively impact our revenues and profit sharing from these entities, and could have a material adverse effect on our business, financial condition or results of operations.
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
In addition, from time to time, we and our subsidiaries are subject to investigation by various government agencies in the jurisdictions in which we operate. In 2006, we voluntarily disclosed to the U.S. Office of Foreign Asset Control, or the OFAC, that one or more of our subsidiaries, formerly operating as Schreiner Airways might have violated applicable U.S. laws and regulations by re-exporting to Iran, Sudan, and Libya certain helicopters, related parts, map data, operation and maintenance manuals, and helicopter parts for third-party customers. On April 30, 2015, the five year statute of limitations expired on the last such transaction that was disclosed to OFAC. Having not been notified by OFAC or any other agency of the U.S. Government of the intent to pursue any action, the Company now considers the matter closed.

We are subject to extensive federal, state, local and foreign environmental, health and safety laws, rules, regulations and ordinances that could have an adverse impact on our business.
We are subject to extensive federal, state, local and foreign laws, rules, regulations and ordinances relating to pollution and protection of the environment and to human health and safety, including those relating to discharge of noise, emissions to the air, releases or discharges to soil or water, the use, storage and disposal of petroleum and other regulated materials and the remediation of contaminated sites.
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
The offshore helicopter services industry is cyclical.
The offshore helicopter services industry has historically been cyclical and is affected by the volatility of oil and gas price levels. There have been, and may continue to be, periods of high demand for our services followed by periods of low demand for our services. Changes in commodity prices can have a significant effect on demand for our offshore services, and periods of low activity intensify price competition in the industry and could result in our aircraft being idle or underutilized for prolonged periods.
We are exposed to foreign currency risks.
Our consolidated financial statements are presented in U.S. dollars. However, a significant portion of our revenue and operating expenses are denominated in currencies consisting primarily of British pound sterling, Canadian dollars, Norwegian Kroner, Australian dollars and the Euro, which have experienced significant volatility and change in recent quarters. The functional currencies of many of our subsidiaries are non-U.S. currencies. There can be no assurances that our foreign currency risk management strategies will be effective and that continued foreign currency fluctuations will not adversely affect our results of operations and financial condition. See further discussion on foreign currency risks and controls under "Item 7A. Foreign Currency Risks” included elsewhere in this Annual Report on Form 10-K.
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
Credit risk arises on our trade receivables from the unexpected loss in cash and earnings when a customer cannot meet its obligation to us or when the value of security provided declines. To mitigate trade credit risk, we have developed credit policies that include the review, approval and monitoring of new customers, credit evaluations and credit limits. There can be no assurance that our risk mitigation strategies will be effective and that credit risk will not adversely affect our financial condition and results of operations.
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
The majority of our customers are engaged in oil and gas production, exploration and development. For the fiscal year ended April 30, 2015, revenue generated by helicopter transportation services from oil and gas customers represented approximately 81% of our total revenues. This concentration could impact the overall exposure to credit risk because changes in economic and industry conditions that adversely affect the oil and gas industry could affect the majority of our customers. We generally do not require letters of credit or other collateral to support our trade receivables. Accordingly, a sudden or protracted downturn in the economic condition of the oil and gas industry could adversely impact our ability to collect our receivables and thus impact our business, financial condition or results of operations.
We are highly dependent upon the level of activity in the North Sea, which is a mature exploration and production region.
For the fiscal year ended April 30, 2015, approximately 52% of our total revenue was derived from services provided to customers operating in the North Sea. The North Sea is a mature exploration and production region that has undergone substantial seismic survey and exploration activity for many years. Because a large number of oil and gas properties in this region have already been drilled, additional prospects of sufficient size and quality could be more difficult to identify. Generally, the production from these drilled oil and gas properties is declining. In the future, production could decline to the point that such properties are no longer economical to operate, in which case, our services with respect to such properties will no longer be needed. Oil and gas companies might not identify sufficient additional drilling sites to replace those that become depleted or cease to be economically viable. If activity in oil and gas exploration, development and production in the North Sea materially declines, our business, financial condition and results of operations could be materially and adversely affected. We cannot predict the levels of activity in this or any other geographic area.
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
We receive significant revenue from government agencies in the Republic of Ireland, the United Kingdom and Australia. Any reductions in the budgets of government agencies for spending on helicopter services, implementations of cost savings measures by government agencies, imposed modifications of contract term or delays in collecting receivables owed to us by our government agency customers or loss of contracts could have an adverse effect on our business, financial condition and results of operations.
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
Many of the helicopters we operate are characterized by changing technology, introductions and enhancements of models of helicopters and services and shifting customer demands, including technology preferences. Our future long-term growth and financial performance will depend in part upon our ability to develop market and integrate new services and to accommodate the latest technological advances and customer preferences. In addition, the introduction of new technologies or services that compete with our services could result in our revenues decreasing over time. If we are unable to upgrade our operations or fleet with the latest technological advances in a timely manner, or at all, our business, financial condition and results of operations could suffer. Any disruption to computers, communication systems or other technical equipment used by us and our fleet could significantly impair our ability to operate our business efficiently and could have a material adverse effect on our business, financial condition or results of operations.
We rely on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted and our business could be negatively affected.
We rely on information technology networks and systems to process, transmit and store electronic and financial information; to coordinate our business across our global operation bases; and to communicate within our Company and with customers, suppliers, partners and other third-parties. These information technology systems, including the system at our global operations center in Irving, Texas are aging and may be susceptible to damage, disruptions or shutdowns, hardware or software failures, power outages, computer viruses, cyber attacks, telecommunication failures, user errors, lack of support or catastrophic events and we may experience such damages, interruptions, malfunctions or security breaches in the future. Our systems may also be older generations of software which are unable to perform as effectively as, and fail to communicate well with, newer systems. As the development and implementation of our information technology systems continue, we may elect to modify, replace or discontinue certain technology initiatives, which would result in write-downs.
Our information technology systems are becoming increasingly integrated on a global basis, so damages, interruptions, malfunctions or security breaches could result in a more widespread impact. If our business continuity plans do not effectively resolve such issues in a timely manner, we could experience business disruptions which would have a material adverse effect on our business, financial condition and results of operations, as well as on the ability of management to align and optimize technology to implement business strategies.

In addition, cyber attacks could lead to potential unauthorized access and disclosure of confidential information, and data loss and corruption. There is no assurance that we will not experience these service interruptions or cyber attacks in the future. Additionally, as the frequency, scope and sophistication of cyber attacks continue to grow, we may need to expend additional resources to continue to modify or enhance our protective measures to investigate and remediate any vulnerabilities to cyber attacks. A security breach might also lead to potential claims from third parties or employees.
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
Loss of the services of key management personnel at our corporate and regional headquarters without being able to attract personnel of equal ability could have a material adverse effect upon us. Their skills, experience and industry contacts significantly benefit our operations and administration. The failure to attract, retain, and properly motivate the members of our senior management team and other key employees, or to find suitable replacements for them in the event of death, ill health, or their desire to pursue other professional opportunities, could have a negative effect on our operating results.
Our ability to attract and retain qualified pilots, mechanics, technicians and other highly-trained personnel is an important factor in determining our future success. The market for these experienced and highly trained personnel is competitive and may become more competitive. Accordingly, we cannot be assured that we will be successful in our efforts to attract and retain such personnel in the future. If qualified personnel become scarce or difficult to attract or retain in our industry for compensation-related or other reasons, we could experience higher labor, recruiting or training costs in order to attract and retain necessary key personnel. Our failure to attract and retain qualified personnel could have a material adverse effect on our business, financial condition or results of operations.
Labor problems could adversely affect us.
Certain of our employees in the United Kingdom, Ireland, the Netherlands, Norway, Brazil, Canada and Australia (collectively, approximately 67% of our employees as of April 30, 2015) are represented under collective bargaining or union agreements. Any disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees could result in strikes, work stoppages or other slowdowns by the affected workers. Periodically, certain groups of our employees who are not covered under a collective bargaining agreement consider entering into such an agreement.
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
We sponsor funded and unfunded defined benefit pension plans for our employees principally in Canada, the United Kingdom and Norway. As of April 30, 2015, there was a $105.8 million funding deficit related to our various defined benefit pension plans which require ongoing funding by us.
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
As of April 30, 2015, CD&R and First Reserve (the "Major Investors") hold securities representing approximately 49.9% (without taking into account any preferred shares issued or to be issued in respect of amounts accrued as preferred dividends) and 28.1%, respectively, of the voting power of all of our shareholders (subject to certain adjustments, if any). CD&R and First Reserve also have the ability to appoint a majority of our directors and have entered into a voting agreement relating to the election of directors. As a result, the Major Investors (and their assignees) have the ability to determine matters requiring shareholder approval, including without limitation, the election and removal of directors, and business combinations, changes of control and sales of all or substantially all of our assets.
Circumstances may occur in which the interests of the Major Investors could be in conflict with our interests or the interests of our other shareholders. For example, First Reserve and CD&R are both in the business of making investments in companies and might from time to time in the future acquire interests in businesses that directly or indirectly compete with certain portions of our business or that are suppliers or customers of ours. Further, if First Reserve or CD&R pursue such acquisitions or make further investments in our industry, those acquisitions and investment opportunities might not be available to us. So long as the Major Investors continue to directly or indirectly own a significant amount of our equity, even if such amount is less than 50%, the Major Investors, as a group, will continue to be able to influence our decisions. In addition, this concentration of ownership could have the effect of delaying, preventing or deterring a change of control of our Company, could deprive shareholders of an opportunity to receive a premium for their ordinary shares as part of a sale of our Company and might ultimately affect the market price of our ordinary shares.
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
Funds affiliated with the Major Investors, as a group, beneficially own a majority of the voting power of our ordinary shares eligible to vote in the election of our directors. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our ordinary shares:

•	our board of directors be comprised of a majority of “independent directors,” as defined under the rules of the NYSE;

•	our compensation committee be comprised entirely of independent directors; and

•	our nominating and corporate governance committee be comprised entirely of independent directors.
A majority of the directors on our board of directors are not independent. In addition, the compensation committee and the nominating and corporate governance committee of our board of directors do not consist entirely of independent directors and the members of these committees are not subject to annual performance evaluations. Accordingly, you will not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE. However, we do have an audit committee that is comprised entirely of independent directors. Finally, we have a classified board with our directors divided into three classes and serving staggered three year terms.
Risks Related to the Ownership of Our Shares
The market for our ordinary shares historically has experienced significant price and volume fluctuations.
The market for our ordinary shares historically has experienced and may continue to experience significant price and volume fluctuations similar to those experienced by the broader stock market in recent years. Generally, the fluctuations experienced by the broader stock market have affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our ordinary shares. In addition, our announcements of our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us, our affiliates or our competitors could cause the market price of our ordinary shares to fluctuate substantially. If the market price of our ordinary shares fails to meet any of the NYSE’s listing standards, including if the average closing price of our ordinary shares trades less than $1.00 for 30 consecutive trading days or more, we may be subject to delisting procedures. In anticipation, or as a cure of any such deficiency, we may in the future have to effect a reverse stock split of our ordinary shares. A delisting of our common stock or a reverse stock split could negatively impact us by further reducing the liquidity of our ordinary shares, or by reducing the number of investors willing to hold or acquire our ordinary shares, which could negatively impact our ability to raise capital. In addition, we would need the approval of our shareholders to implement a reverse stock split, and there can be no assurances that our shareholders would approve such a reverse stock split.
We have not paid dividends on our ordinary shares historically and may not pay any cash dividends on our ordinary shares for the foreseeable future.
We have not paid cash dividends historically, nor do we expect to pay cash dividends on our ordinary shares in the foreseeable future. Our preferred shares are entitled to receive cumulative dividends and are also entitled to participate equally and ratably in all dividends on our ordinary shares.
Pursuant to the terms of the preferred shares issued in the Private Placement, which rank senior to our ordinary shares, we are required to pay regular cash dividends or issue shares in respect of amounts accrued as dividends on the preferred shares, and we may be required under certain circumstances to repurchase the preferred shares; such obligations could adversely affect our liquidity and financial condition.
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
We may seek additional capital in the future, which could dilute the holders of our outstanding ordinary shares and may adversely affect the market price of our ordinary shares.
Although we have recently completed the Private Placement to raise a significant amount of capital, in the current economic environment we believe it is prudent to consider alternatives for raising capital when opportunities to raise capital at attractive prices present themselves, in order to further strengthen our capital and better position ourselves to take advantage of opportunities that may arise in the future. Such alternatives may include issuance and sale of ordinary shares or preferred shares. Any such capital raising alternatives could dilute the holders of our outstanding ordinary shares and may adversely affect the market price of our ordinary shares.
The issuance of preferred shares in the Private Placement and the issuance of additional preferred shares in lieu of preferred dividends in cash will reduce the relative voting power of holders of our ordinary shares, will dilute the ownership of such holders, and may adversely affect the market price of our ordinary shares.
As of April 30, 2015, we had 81,521,943 ordinary shares outstanding, including unvested restricted shares, and obligations to issue an additional 10,179,173 ordinary shares upon the exercise of outstanding options and other securities exercisable or convertible into our ordinary shares. As of April 30, 2015, CD&R holds shares representing approximately 50.1% of our ordinary shares on an as-converted basis without taking into account any preferred shares to be issued in respect of amounts accrued as preferred dividends. CD&R and our other holders of preferred shares also have priority over the holders of our ordinary shares with respect to the distribution of our assets in the event of our liquidation, dissolution or winding up, and will receive consideration per share potentially in excess of that received by holders of our ordinary shares in the event of a change of control.

In addition, conversion of the preferred shares to our ordinary shares will dilute the ownership interest of existing holders of our ordinary shares, and any sales in the public market of the ordinary shares issuable upon conversion of the preferred shares could adversely affect prevailing market prices of our ordinary shares.
The dividends on the preferred shares will increase net loss per ordinary share.
We have issued $600.0 million of preferred shares, excluding $17.0 million of preferred shares issued through dividends-in-kind during fiscal 2015. Dividends are paid as accrued in accordance with the terms of the Rights and Restrictions of the Convertible Preferred Shares of CHC Group Ltd. Establishing the Terms of the Convertible Preferred Shares. The dividends paid on the preferred shares will increase our net loss per ordinary share.
Our preferred shares have rights, preferences and privileges that are not held by, and are preferential to the rights of, holders of our ordinary shares. Such preferential rights could adversely affect our liquidity and financial condition, and may result in the interests of the holders of our preferred shares differing from those of the holders of our ordinary shares.
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
There may be sales of a substantial amount of our ordinary shares, and these sales could cause the price of our ordinary shares to fall.
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
Our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and ordinary share price.
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

Our actual operating results may differ significantly from our guidance and investor expectations, which could cause our share price to decline.
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
Guidance is necessarily speculative in nature, and some or all of the assumptions of the guidance furnished by us may not materialize or may vary significantly from actual results. If our actual performance does not meet or exceed our guidance or investor expectations, the trading price of our ordinary shares is likely to decline.
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
Our Major Investors may compete with us, and our articles of association contain a provision that expressly permits our non-employee directors to compete with us.
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

Item 1B.	Unresolved staff comments
None.

Item 2.	Properties
The number and types of helicopters which we operate are described in "Item 1. Business" elsewhere in this Annual Report on Form 10-K.
We currently operate through a network of approximately 70 bases in over 20 countries worldwide, using facilities that include hangars, supply and service centers, engineering support facilities and offices. In Norway, the United Kingdom, the Netherlands and Australia, we generally own the hangars we use in our helicopter operations, which are located primarily on leased airport land. In the prior fiscal year, we invested in a new hangar facility in Cabo Frio, Brazil, to support local helicopter services operations and a new facility in Poland to support our MRO operations. We typically lease supply and service centers, engineering support facilities and offices from third parties.
The principal properties from which we now conduct our operations are:

Location	Operations	Buildings (Sq. Feet)	Owned or Leased
			Land	Buildings
Richmond, British Columbia, Canada	Headquarters of Heli-One Canada Inc.	80,000	Leased	Owned
Delta, British Columbia, Canada	Headquarters for Heli-One Segment	240,000	Leased	Leased
Aberdeen, Scotland	Headquarters for the Western North Sea region	42,000	Leased	Leased
	Terminal Building	25,000	Leased	Owned
Stavanger, Norway	Headquarters for the Eastern North Sea region	199,000	Leased	Owned
	Headquarters for Heli-One Norway	179,000	Leased	Owned
Fort Collins, Colorado	Heli-One American Support, LLC	80,000	Leased	Leased
Hoofddorp, Netherlands	Global distribution center in the AEA region	31,000	Leased	Leased
Bergen, Norway	Eastern North Sea; hangar	66,000	Leased	Owned
Den Helder, Netherlands	Western North Sea; hangar	56,000	Owned	Owned
Perth, Australia	Headquarters for the Asia Pacific region	7,400	Leased	Leased
Irving, Texas	CHC Global Operations Center	26,900	Leased	Leased
Rzeszow, Poland	Heli-One (Poland)	65,000	Leased	Owned
Cabo Frio, Brazil	Brazil; hangar	70,000	Leased	Owned
Additional information about our lease and capital commitments and information about our property and equipment by geographic area can be found in Notes 25 and 27 respectively in our annual consolidated financial statements for the years ended April 30, 2013, 2014 and 2015 elsewhere in this Annual Report on Form 10-K.

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
Two securities lawsuits were recently brought against the Company: McCrory v. CHC Group et al. was filed on April 17, 2015 in New York Supreme Court (now removed to the federal district court for the Southern District of New York), and Rudman et al. v. CHC Group et al. was filed on May 15, 2015 in federal district court for the Southern District of New York.  Both complaints allege that the Company and others failed to disclose in our IPO materials that one of our major customers, Petrobras, had suspended payments on certain contracts due to the global stand-down of EC225 aircraft.  Both complaints seek class treatment and unspecified damages.  The Company maintains adequate insurance to respond to these complaints.  Moreover, the Company disputes the allegations in the complaints and will vigorously defend against them.
In addition, from time to time, we are involved in tax and other disputes with various government agencies. The following summarizes certain of these pending disputes:
We previously disclosed that, in 2006, we voluntarily disclosed to the U.S. Office of Foreign Assets Control, or OFAC, that one or more of our subsidiaries formerly operating as Schreiner Airways may have violated applicable U.S. laws and regulations by re-exporting to Iran, Sudan, and Libya certain helicopters, related parts, map data, operation and maintenance manuals, and helicopter parts for third-party customers. On April 30, 2015, the five year statute of limitations expired on the last such transaction that was disclosed to OFAC.  Having not been notified by OFAC or any other agency of the U.S. Government of the intent to pursue any action, the Company now considers the matter closed.
On May 2, 2008, Brazilian customs authorities seized one of our helicopters (customs value of $10.0 million) as a result of allegations that we violated Brazilian customs law by failing to ensure our customs agent and the customs agent’s third-party shipping company followed approved routing of the helicopter during transport. We secured release of the helicopter and are disputing through court action any claim for penalties associated with the seizure and the alleged violation. We preserved our rights by filing a civil action against our customs agent for any losses that may result. The State Court of São Paulo has ruled that our agent will be responsible for the value of the helicopter if the government’s seizure is upheld. At April 30, 2015, it is not possible to determine the ultimate outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.
Our Brazilian subsidiary is disputing claims from the Brazilian tax authorities that it was not entitled to certain credits in 2004 and 2007. The tax authorities are seeking up to $4.8 million in additional taxes plus interest and penalties. We believe that based on our interpretation of tax legislation and well established aviation industry practice we are in compliance with all applicable tax legislation and plan to defend this claim vigorously. At April 30, 2015, it is not possible to determine the outcome of this matter or the significance, if any, to our business, financial condition and results of operations.
Our Brazilian subsidiary is also disputing assessments from the municipal governments in Macae and Cabo Frio related to cross-border flights and invoicing. The municipalities are seeking up to $5.0 million in taxes and penalties. We do not believe the Company is liable for these amounts and will continue to dispute these assessments at the administrative level before the Municipal Tax Secretary in each jurisdiction. At April 30, 2015, it is not possible to determine the outcome of this matter or the significance, if any, to our business, financial condition and results of operations.
In the United Kingdom, the Ministry for Transport is investigating potential wrongdoing involving two ex-employees in conjunction with the SAR-H bid award processes. This arose from our self-reporting potential improprieties by these individuals upon their discovery in 2010. The SAR-H bid process was subsequently cancelled. We will continue to cooperate in all aspects of the investigation. On July 30, 2014, the UK Treasury Solicitors filed a claim for bid recovery costs of £17.8 million ($27.3 million) against us and other parties involved in our cancelled bid.  We dispute the bases for the claim and intend to vigorously defend against it. At April 30, 2015, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.

Item 4.	Mine safety disclosures
Not applicable.

PART II

Item 5.	Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Market Information
Our ordinary shares, $0.0001 par value per share, have been trading on the New York Stock Exchange since January 17, 2014, under the symbol “HELI.”
Holders of Record
As of June 26, 2015, there were approximately 84 holders of record of our ordinary shares. Because many of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
Price Range of Our Ordinary Shares
The following table sets forth the reported high and low sales closing prices of our ordinary shares during each quarter of our last two fiscal years ended April 30, 2014 and April 30, 2015, as quoted on the New York Stock Exchange:

	Fiscal Year Ended April 30,
	2014(i)		2015
	High	Low	High	Low
First Quarter	—	—	$8.62	$6.00
Second Quarter	—	—	$7.12	$4.94
Third Quarter	$10.15	$8.81	$6.20	$1.78
Fourth Quarter	$9.95	$6.66	$2.51	$1.11

(i)	For the fiscal year ended April 30, 2014, information is available from the date of our initial public offering, January 17, 2014, through April 30, 2014.
Dividend Policy
We have never declared or paid any cash dividend on our ordinary shares. We currently intend to retain earnings, if any, to finance the development and growth of our business and do not anticipate paying cash dividends on our ordinary shares in the future. Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries. See “Item 1A. Risk Factors - Risks Related to the Ownership of Our Ordinary Shares - We are a holding company and, accordingly, are dependent upon distributions from our subsidiaries to generate the funds necessary to meet our financial obligations and pay dividends.” Our payment of any future dividends is restricted by certain of our existing debt instruments. The declaration and payment of dividends also is subject to the discretion of our board of directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

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

$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
01/17/14
02/12/14
03/10/14
04/05/14
05/01/14
05/27/14
06/22/14
07/18/14
08/13/14
09/08/14
10/04/14
10/30/14
11/25/14
12/21/14
01/16/15
02/11/15
03/09/15
04/04/15
04/30/15
S&P 500 Index
Peer Group
PHLX Oil Service Sector Index
CHC Group

This graph compares the performance of our ordinary shares for the period from the date of our initial public offering on January 17, 2014 to April 30, 2015 to the S&P 500 Index, the PHLX Oil Service Sector Index and a peer group of companies. The peer group includes the following companies and is weighted by market capitalization: Air Methods Corporation; Atwood Oceanics Inc.; Bristow Group Inc.; Diamond Offshore Drilling, Inc.; Era Group, Inc.; ENSCO plc; Helix Energy Solutions Group, Inc.; Noble Corp. PLC; Oceaneering International Inc.; Oil States International Inc.; PHI Inc.; Rowan Cos. PLC; SEACOR Holding Inc.; Superior Energy Services Inc. and Tidewater Inc. The graph assumes $100 was invested on January 17, 2014, in the ordinary shares of CHC Group Ltd., the S&P 500 Index, the PHLX Oil Service Sector Index and the peer group and assumes the reinvestment of any dividends. The share price performance on the following graph is not necessarily indicative of future share price performance.

Company/Index	January 17, 2014	April 30, 2014	April 30, 2015
CHC Group Ltd.	$100.00	$68.88	$12.14
S&P 500 Index	$100.00	$103.03	$116.39
PHLX Oil Service Sector Index	$100.00	$107.22	$82.90
Peer Group	$100.00	$96.61	$72.59

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
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on January 21, 2014. On February 7, 2014, one of our subsidiaries redeemed $130.0 million of the senior secured notes at a redemption price of 103% of the principal plus paid accrued and unpaid interest of $3.7 million. In addition, a portion of the net proceeds from the offering were used to repay the borrowings under our senior secured revolving credit facility on January 23, 2014. As of January 31, 2015, we had used all of the proceeds from our IPO for working capital, general corporate purposes, to redeem a portion of our senior secured notes and to repay borrowings under our senior secured revolving credit facility.
Issuer Purchases of Equity Securities
We have not and do not currently intend to retire or repurchase any of our shares other than providing our employees with the option to withhold shares to satisfy tax withholding amounts due from employees upon the vesting of restricted shares in connection with our 2013 Omnibus Incentive Plan, an equity compensation plan that permits us to grant non-qualified stock options, incentive stock options, share appreciation rights, restricted shares, restricted share units, other share based awards and performance compensation awards to certain eligible directors, officers, employees, consultants or advisors of the Company and its affiliates.

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
July 1 through July 31, 2014	35,554 (i)	$7.53(ii)	-	-
April 1 through April 30, 2015	34,488 (i)	$1.73(ii)	-	-
Total	70,042	$4.67	-	-

(i)	Consists solely of shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted shares.

(ii)	The weighted-average price paid per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

Item 6.	Selected financial data

The following table shows our selected consolidated financial data for the periods and as of the dates indicated. The consolidated statement of operations for the years ended April 30, 2013, 2014 and 2015 and the balance sheet data as of April 30, 2014 and 2015 are derived from our audited annual consolidated financial statements and related notes for the respective fiscal periods included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of April 30, 2012 and April 30, 2013 and the consolidated statements of operations for the years ended April 30, 2011 and April 30, 2012 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The consolidated balance sheet data as of April 30, 2011 is derived from our unaudited consolidated financial statements not included in this Annual Report on Form 10-K.

The selected consolidated financial data presented below is qualified in its entirety by reference to, and should be read in conjunction with “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	As at and for the fiscal year ended April 30,
	(in thousands of U.S. dollars)
	2011	2012	2013	2014	2015
Operating data:
Revenue	$1,445,460	$1,692,539	$1,743,847	$1,764,979	$1,707,699
Direct costs (i)	(1,212,360)	(1,382,425)	(1,391,837)	(1,460,037)	(1,444,532)
Earnings from equity accounted investees	2,159	2,844	4,718	7,240	11,069
General and administration costs	(64,867)	(70,108)	(74,113)	(95,087)	(83,857)
Depreciation	(99,625)	(112,967)	(131,926)	(144,573)	(143,653)
Restructuring expense	(4,751)	(22,511)	(10,976)	—	(80,347)
Asset impairments (ii)	(29,403)	(17,651)	(29,981)	(25,933)	(553,650)
Gain (loss) on disposal of assets	7,193	8,169	(15,483)	(6,631)	(13,407)
Operating income (loss)	43,806	97,890	94,249	39,958	(600,678)
Financing charges (iii)	(140,565)	(129,778)	(157,311)	(182,503)	(169,475)
Loss from continuing operations before income tax	(96,759)	(31,888)	(63,062)	(142,545)	(770,153)
Income tax recovery (expense)	32,833	(48,225)	(54,452)	(28,374)	(24,607)
Loss from continuing operations	(63,926)	(80,113)	(117,514)	(170,919)	(794,760)
Earnings (loss) from discontinued operations, net of tax	(3,202)	(16,107)	1,025	—	—
Net loss	$(67,128)	$(96,220)	$(116,489)	$(170,919)	$(794,760)
Net loss attributable to controlling interest	$(72,197)	$(108,642)	$(119,436)	$(172,548)	$(805,151)
Net earnings attributable to non-controlling interests	5,069	12,422	2,947	1,629	10,391
Net loss	$(67,128)	$(96,220)	$(116,489)	$(170,919)	$(794,760)
Net loss per ordinary share available to common stockholders—basic and diluted:
Continuing operations	$(1.57)	$(2.05)	$(2.59)	$(3.09)	$(11.17)
Discontinued operations	$(0.07)	$(0.35)	$0.02	$—	$—
Net loss per ordinary share	$(1.64)	$(2.40)	$(2.57)	$(3.09)	$(11.17)
Weighted average number of ordinary shares outstanding - basic and diluted	44,019,484	45,198,936	46,519,484	55,919,484	80,728,600

Other financial data:
Ratio of earnings to fixed charges (iv)	(1)	(2)	(3)	(4)	(5)

Balance sheet data:
Cash and cash equivalents	69,020	55,639	123,801	302,522	134,297
Total assets	$2,790,236	$2,717,143	$2,893,768	$3,104,327	$2,251,579
Total long-term debt and capital lease obligations (v)	1,291,486	1,287,080	1,477,225	1,550,262	1,219,279
Total liabilities	$2,041,535	$2,054,558	$2,388,349	$2,475,413	$2,070,282
Capital stock	$5	$5	$5	$8	$8
Shareholders’ equity (deficit)	$745,614	$660,910	$513,681	$651,492	$(425,466)

(i)
Direct costs includes helicopter lease and associated costs as these costs are combined in the consolidated statement of operations, which is included in the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the fiscal years ended April 30, 2013, 2014 and 2015.

(ii)
Asset impairments includes impairment of assets held for sale, impairment of property and equipment, impairment of receivables and funded residual value guarantees and impairment of intangible assets and goodwill.

(iii)
Financing charges includes interest on long-term debt, foreign exchange gain (loss) and other financing charges (income). Other financing charges (income) includes amortization of deferred financing costs, net gain (loss) on the fair value of forward contracts and embedded derivative financial instruments, net gain (loss) on debt extinguishment, interest income and expense and the other items set forth in Note 15 to our audited annual consolidated financial statements for the fiscal years ended April 30, 2013, 2014 and 2015, included elsewhere in this Annual Report on Form 10-K.

(iv)
Loss represent (a) pre-tax loss from continuing operations before adjustment for earnings from equity accounted investees; (b) fixed charges; (c) amortization of capitalized interest; and (d) distributed income of equity accounted investees; less (e) interest capitalized (f) redeemable convertible preferred share dividends. Fixed charges represent (a) interest expensed and capitalized, (b) amortized discounts and capitalized expenses related to indebtedness (c) an estimate of the interest within rental expense and (d) redeemable convertible preferred share dividends.

1.	Earnings were insufficient to cover fixed charges by $98.9 million for the year ended April 30, 2011.

2.	Earnings were insufficient to cover fixed charges by $34.7 million for the year ended April 30, 2012.

3.	Earnings were insufficient to cover fixed charges by $65.7 million for the year ended April 30, 2013.

4.	Earnings were insufficient to cover fixed charges by $145.0 million for the year ended April 30, 2014.

5.
Earnings were insufficient to cover fixed charges by $777.2 million for the year ended April 30, 2015. This was primarily the result of a loss from charges for the impairment of goodwill and assets held for use.

(v)
Total long-term debt and capital lease obligations includes the net discount on our senior secured notes and excludes a facility secured by accounts receivables. As of April 30, 2015, the facility secured by accounts receivables had a balance of $43.4 million. See Note 3(a)(ii) to our audited annual consolidated financial statements for the years ended April 30, 2013, 2014 and 2015 included elsewhere in this Annual Report on Form 10-K.

Item 7.	Management’s discussion and analysis of financial condition and results of operations
This management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance. The following discussion of our results of operations and financial condition should be read in conjunction with “Item 6. Selected Financial Data” and our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussions include forward-looking statements that involve certain risks and uncertainties, including those identified under “Item 1A. Risk Factors” elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements and Other Industry and Market Data” elsewhere in this Annual Report on Form 10-K.

Overview of Business
We are one of the world’s largest commercial operator of helicopters based on revenue of $1.7 billion in fiscal 2015 and based on our fleet of 231 heavy and medium helicopters as of April 30, 2015. With bases on six continents, we are one of only two global commercial helicopter service providers to the offshore oil and gas industry. Our mission is to provide the highest level of service in the industry, which we believe will enable our customers to go further, do more and come home safely. With nearly 70 years of experience providing helicopter services, we believe our brand and reputation have become associated with safe and reliable transportation and mission-critical logistics solutions.
Our helicopters are primarily used to facilitate large, long-distance crew changes on offshore production facilities and drilling rigs. We also provide search and rescue services, or SAR, and emergency medical services, or EMS, to government agencies. We maintain a presence in most major offshore oil and gas markets through a network of approximately 70 bases with operations in over 20 countries. We cover this expansive and diverse geography with a technologically advanced fleet of 231 helicopters and the expertise to serve customers in ultra-deepwater and deepwater locations. To secure and maintain operating certificates in the many jurisdictions in which we provide helicopter services, we must meet stringent and diverse regulatory standards across multiple jurisdictions, and have an established track record in obtaining and maintaining certificates as well as working with regulators and local partners.
For the fiscal year ended April 30, 2015, revenue generated by helicopter transportation services for the oil and gas industry was approximately 81% of our total revenues. We generated 9% of our total revenues related to EMS/SAR services, with MRO services provided through our Heli-One segment representing the balance of total revenues. We generate the majority of our oil and gas customer Helicopter Services revenue from contracts tied to our customers’ offshore production operations, which have long-term transportation requirements. A substantial portion of our remaining oil and gas customer Helicopter Services revenue comes from transporting personnel to and from offshore drilling rigs. Approximately 75% to 78% of the flying revenue in our Helicopter Services segment was attributable to fixed monthly charges for the fiscal years ended April 30, 2013, 2014 and 2015.
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
Segments
We report under two operating segments, as well as a Corporate segment that provides general and administration functions. Subsequent to April 30, 2014, we changed our internal reporting structure to allocate certain direct maintenance and supply chain costs previously reported in the Heli-One segment to the Helicopter Services segment. Under the previous reporting, Heli-One provided maintenance services to the Helicopter Services segment under the terms of a Power by Hour (“PBH”) contract. Costs incurred by Heli-One to provide services under the PBH contract were reported in the Heli-One segment, whether they related to maintenance costs performed internally by Heli-One or to services contracted from external third parties. Under the new reporting, all third-party maintenance costs are reflected in the Helicopter Services segment. Maintenance services provided by Heli-One to Helicopter Services are separately reflected for each MRO contract as opposed to a PBH contract basis. Information on segment assets is not reviewed by the Company’s chief operating decision maker (“CODM”) in making operating decisions and assessing performance.
Our two operating segments are as follows:
Helicopter Services:

•
Our Helicopter Services segment consists of flying operations in the Eastern North Sea, the Western North Sea, the Americas, the Asia Pacific region and the Africa-Euro Asia region, primarily serving our offshore oil and gas customers and providing SAR and EMS to government agencies. The Eastern North Sea is comprised mainly of Norway while the Western North Sea includes the United Kingdom, Ireland and the Netherlands. The Americas is comprised of Brazil, North American countries and other South American countries. The Asia Pacific region includes Australia and Southeast Asian countries, including East Timor and Malaysia, and the Africa-Euro Asia region includes Nigeria, Equatorial Guinea, Kazakhstan, Mozambique, Romania and other African and Eastern European countries.

•
Helicopter Services generated approximately 88% to 90% of its revenue for the three years ended April 30, 2015 from oil and gas customers, and of this amount, the majority is tied to our customers’ offshore production operations, which have long-term transportation requirements.

•
Helicopter Services also provides SAR and EMS to government agencies and to our oil and gas customers. SAR and EMS revenue to non-oil and gas customers has historically contributed approximately 10% to 11% of Helicopter Services revenue for the three years ended April 30, 2015.

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

•
We have historically generated the majority of our third-party Heli-One revenue by providing maintenance, repair and overhaul services to other helicopter operators. Approximately 34%, 38% and 40% of our third-party Heli-One revenue in the 2013, 2014, and 2015 fiscal years, respectively, was derived from “power by the hour” contracts, where the customer pays a ratable monthly charge, typically based on the number of hours flown, for all scheduled and un-scheduled maintenance.

Key Financial and Operating Metrics
We use a number of key financial and operating metrics to measure the performance of our business, including Adjusted EBITDAR, Adjusted EBITDAR excluding special items, Adjusted EBITDAR margin, Adjusted EBITDAR margin excluding special items, Adjusted net loss, and our Heavy Equivalent Rate (HE Rate). None of Adjusted EBITDAR, Adjusted EBITDAR excluding special items, Adjusted EBITDAR margin, Adjusted EBITDAR margin excluding special items, Adjusted net loss nor HE Rate is required by, or presented in accordance with United States Generally Accepted Accounting Principles (“GAAP”). These non-GAAP measures are not performance measures under GAAP and should not be considered as alternatives to net earnings (loss) or any other performance or liquidity measures derived in accordance with GAAP. In addition, these measures may not be comparable to similarly titled measures of other companies.
The following table shows our external revenue generated by segment, our Adjusted net loss, our Adjusted EBITDAR excluding special items, our Adjusted EBITDAR margin excluding special items, operating income (loss), operating margin and our HE Rate, for the fiscal years ended April 30, 2013, 2014 and 2015:

	For the fiscal year ended April 30,
	2013	2014	2015
Helicopter Services operating revenue	$1,437,865	$1,453,039	$1,411,901
Reimbursable revenue	165,538	164,669	145,418
Helicopter Services total revenue	1,603,403	1,617,708	1,557,319
Heli-One external revenue	140,444	147,271	150,380
Total revenue	$1,743,847	$1,764,979	$1,707,699

Adjusted net loss	$(51,208)	$(96,689)	$(123,451)
Adjusted EBITDAR excluding special items	484,351	470,940	461,356
Adjusted EBITDAR margin excluding special items (i)	30.7%	29.4%	29.5%
Operating income (loss)	$94,249	$39,958	$(600,678)
Operating margin (ii)	5.4%	2.3%	(35.2)%
HE Rate (iii)	$8,730	$8,822	$8,830

(i)
Adjusted EBITDAR margin excluding special items is calculated as Adjusted EBITDAR excluding special items divided by total revenue less reimbursable revenue. Cost reimbursements from customers are recorded as reimbursable revenue with the related reimbursement expense in direct costs.

(ii)	Operating margin is calculated as operating income (loss) divided by total revenue.

(iii)
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

Adjusted EBITDAR, Adjusted EBITDAR excluding special items, Adjusted EBITDAR margin, Adjusted EBITDAR margin excluding special items, Adjusted net loss and HE Rate are non-GAAP financial measures. We have chosen to include Adjusted EBITDAR, and Adjusted EBITDAR excluding special items, as we consider these measures to be significant indicators of our financial performance and we use these measures to assist us in allocating available capital resources. Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization, helicopter lease and associated costs, restructuring expense, asset impairments, gain (loss) on disposal of assets, foreign exchange gain (loss) and other financing income (charges) or total revenue plus earnings from equity accounted investees, less direct costs, excluding helicopter lease and associated costs, and general and administration costs. Adjusted EBITDAR excluding special items excludes corporate transaction costs, which includes costs related to senior executive turnover, expenses related to our initial public offering or IPO, including costs related to restructuring our compensation plan, and other transactions. Adjusted EBITDAR margin is calculated as Adjusted EBITDAR divided by total revenue less reimbursable revenue. For additional information about our segment revenue and Adjusted EBITDAR, including a reconciliation of these measures to our consolidated financial statements, see Note 27 of the annual audited consolidated financial statements for the fiscal years ended April 30, 2013, 2014 and 2015 included elsewhere in this Annual Report on Form 10-K.
We have chosen to include Adjusted net loss as it provides us with an understanding of the results from the primary activities of our business by excluding corporate transaction costs, which includes costs related to senior executive turnover, expenses related to our IPO, including costs related to restructuring our compensation plan, and other transactions, restructuring expense, gain (loss) on disposal of assets, asset impairments, net loss on debt extinguishment, the unrealized gain (loss) on the revaluation of our derivatives and foreign exchange gain (loss), which is primarily driven by the translation of U.S. dollar balances in entities with a non-U.S. dollar functional currency. This measure excludes the net earnings or loss attributable to non-controlling interests. We believe that this measure is a useful supplemental measure as net loss includes these items, and the inclusion of these items are not meaningful indicators of our ongoing performance. For additional information about our Adjusted net loss, including reconciliation to our consolidated financial statements, see “Summary Results of Operations.”
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

Key Drivers Affecting our Results of Operations
Our results of operations and financial condition are affected by numerous factors, including those described under "Item 1A. Risk Factors” elsewhere in this Annual Report on Form 10-K and those described below:

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

Outlook
We generate the majority of our total revenue from contracts tied to our oil and gas customers’ offshore production operations, which have long-term transportation requirements. A substantial portion of our oil and gas customer revenue comes from transporting personnel to and from offshore drilling rigs. For the fiscal year ended April 30, 2015, revenue generated by helicopter transportation services for the oil and gas industry was approximately 81% of our total revenues. We generated 9% of our total revenues related to EMS/SAR services, with MRO services provided through our Heli-One segment representing the balance of total revenues.
Since mid-2014, there has been a significant decline in Brent crude oil prices due to a combination of sustained high supply from the Organization of the Petroleum Exporting Countries and from North America, coupled with weaker than expected demand due to economic uncertainty in Europe and other regions. Due to this significant and rapid downturn in market conditions, we are seeing customers reassess their exploration projects and reduce their capital expenditure plans. Our customers are also actively managing their costs which may translate into increased pricing pressure on us. The continued downward pressure to reduce prices and the volatility in the oil and gas sector generally, and the potential impact of such volatility on offshore exploration and production, could negatively impact the future demand for offshore helicopter transportation services. Since a majority of our revenue derives from contracts tied to our oil and gas customers’ offshore production operations, this trend, if sustained, could have an adverse effect on our business and financial conditions, see “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K. In the near term, the loss of certain of our contracts with a significant customer will also negatively impact our helicopter services revenue. These contracts will expire over the course of fiscal 2016.
Despite the recent volatility in the price of oil and gas that we expect to negatively impact our short-term demand, we remain cautiously optimistic that growth will continue over the long-term. We believe the impact of these trends may be mitigated over the long-term as exploration revenues have historically formed a limited portion of our helicopter services revenues.
We have, however, seen an increase in ultra-deepwater and deepwater spending by our customers over the past few years. New technology has allowed oil and gas companies to continue exploration and drilling farther offshore. To remain competitive and to service existing and new contracts in this industry, we have in recent years been pursuing a program to augment our fleet by switching to more technologically advanced helicopters in order to meet customers’ changing demands. During fiscal 2015, we decided to accelerate our exit from five older technology helicopter types. This is part of our continued fleet replacement strategy to better meet our customers’ demands for newer technology helicopters and to reduce the number of different helicopter types in our fleet. The exit will take place over multiple years as helicopters complete their current flying obligations. In addition, in fiscal 2015, we incurred restructuring costs related to older technology helicopters we have permanently ceased use of in operations and which no longer form part of our prospective fleet strategy. During the year ended April 30, 2015, we took delivery of 13 new technology helicopters. As of April 30, 2015, we have commitments to purchase 18 new helicopters, with the delivery of these helicopters beginning in fiscal 2016 and continuing through to fiscal 2018. These helicopters will either be purchased outright or financed through leases. We have also committed to $80.7 million of additional heavy helicopter purchases with Airbus Helicopters.

The North Sea continues to be our core operating area, with approximately half of Helicopter Services' revenue being derived from this region. In May 2014, we won a new contract to provide helicopter flying services to an exploration rig in the Atlantic Ocean, off the coast of Newfoundland, Canada. In June 2014, we won a new multi-year oil and gas contract in the UK to provide flying services to the Mariner field off the coast of Scotland. In October 2014, we formally agreed to a contract to provide Total with helicopter flying services for four heavy helicopters over a seven year term to support their operations along the UK continental shelf. We have commenced operations for new flying service contracts for SAR helicopter services with Statoil in Norway, as well providing a dedicated SAR support in Australia for an oil and gas customer. We have also made continued contract wins and renewals for the year to date with other new contracts in the UK, Kazakhstan, Norway, Equatorial Guinea and Brazil.
Our MRO services, operated through our Heli-One business, are dependent on helicopter maintenance demand. This is generally highest during periods of high helicopter service demand where high flying hours result in more frequent maintenance, most of which is required by regulation. Heli-One continues to develop its third-party business for both PBH and non-PBH revenue streams, with recent contract wins for helicopter upgrade and modification contracts with major leasing customers as well as engine overhaul and medium helicopter PBH agreements, which includes new business with customers in Japan and Malaysia, and improving our potential customer base by obtaining additional certification for MRO work, including in the Republic of Korea and in Brazil.
We conduct our business in various foreign jurisdictions, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. There has been a significant strengthening of the U.S. dollar during the current fiscal year. As a result of the strengthening of the U.S. dollar, our reported results have deteriorated in fiscal 2015 compared to fiscal 2014 primarily because approximately half of our Helicopter Services’ revenue is derived from the North Sea region. Throughout the fiscal year ended 2015, our primary foreign currency exposures were related to the Norwegian Kroner, the Euro, the British pound sterling, the Canadian dollar and the Australian dollar. For details on this exposure and the related impact on our results of operations, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included elsewhere in this Annual Report on Form 10-K.
Fleet
As of April 30, 2015, our fleet was comprised of the following helicopters:

Helicopter Type	Total	Cruise Speed (kts)	Approximate Range (nmi)	Passenger Capacity	Maximum Weight (lbs)
Heavy:
Sikorsky S92A	45	145	400	19	26,500
Airbus Helicopters EC225	40	145	400	19	24,250
Airbus Helicopters (AS332 L, L1, and L2)	36	130-140	250-350	17-19	18,000-20,500
Total Heavy	121
Medium:
AgustaWestland AW139	42	145	280	12-15	15,000
Sikorsky S76C++	23	145	220	12	11,700
Sikorsky S76C+	20	145	175	12	11,700
Sikorsky S76A++	8	135	130	12	10,800
Bell 412	7	125	135	13	11,900
Airbus Helicopters AS365 Series/EC155	7	120-145	80-120	11-13	4,200-9,500
Airbus Helicopters EC135/145	3	N/A(i)	N/A(i)	N/A(i)	N/A(i)
Total Medium	110
Total Helicopters	231

(i)	EMS only.
As at April 30, 2015, we have committed to purchase 18 new helicopters and the total required additional expenditure for these helicopters is approximately $428.4 million. These helicopters are expected to be delivered in fiscal 2016 ($143.2 million), 2017 ($200.1 million) and 2018 ($85.1 million) and will be deployed in our Helicopter Services segment. We intend to enter into leases for these helicopters or purchase them outright upon delivery from the manufacturer. Additionally, we have committed to purchase $37.7 million of helicopter parts by October 31, 2015 and $80.7 million of heavy helicopters from Airbus Helicopters prior to December 31, 2016.

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
On June 11, 2014, the UK Air Accident Investigation Branch, or UK AAIB, issued its final report into this and a related May 2012 incident by another operator. A full copy of the final report is available at http://www.aaib.gov.uk/publications/formal_reports/2_2014_g_redw_g_chcn.cfm. Neither the foregoing website nor the information contained on the website nor the report accessible through such website shall be deemed incorporated into, and neither shall be a part of, this Annual Report on Form 10-K. The root cause of the incident was attributed to the bevel gear vertical shaft design. In April 2014, Airbus Helicopters announced that a redesigned vertical gear shaft had been approved by the European Aviation Safety Agency, or EASA. The retrofitting of the redesigned gear shaft has now been completed on all of our operational EC225 aircraft.
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
Within a week of the accident, after consultation with our principal regulators, customers, union representatives and industry groups, and based on findings that there was no evidence to support a continuation of our temporary voluntary suspension and, on recommendations to return to active service all variants of these helicopter types, we resumed commercial passenger flights with all of these helicopter types to and from offshore oil and gas installations worldwide, excluding those in the UK with AS332L2 helicopters. We resumed AS332L2 commercial flights in the UK in mid-September 2013. All of these helicopter types have now been returned to commercial operations worldwide.
On October 18, 2013, the UK AAIB issued a special bulletin about its investigation on the possible causes of the AS332L2 accident. A full copy of the special bulletin is available at http://www.aaib.gov.uk/publications/special_bulletins/s1_2014___as332_l2_super_puma__g_wnsb.cfm. Neither the foregoing website nor the information contained on the website nor the report accessible through such website shall be deemed incorporated into, and neither shall be a part of, this Annual Report on Form 10-K. In the special bulletin, the UK AAIB confirmed that, to date, the wreckage examination and analysis of recorded data as well as information from interviews of people involved in the accident have not found any evidence of a technical fault that could have been causal to the accident. On January 23, 2014, the UK AAIB issued a further special bulletin (S1/2014) on the accident which contained enhanced pre-flight safety briefing recommendations relating to the use of the passenger re-breather; these industry-wide recommendations were implemented by CHC in all regions where this equipment was in use. It is too early to determine the extent of the impact of the accident on our results of operations or financial condition based on information currently available.
On February 20, 2014, the UK Civil Aviation Authority (CAA) published its safety review of offshore oil and gas public transport helicopter operations (CAP 1145). A full copy of the review is available at http://www.caa.co.uk/application.aspx?catid=33&pagetype=65&appid=11&mode=detail&id=6088. Neither the foregoing website nor the information contained on the website nor the report accessible through such website shall be deemed incorporated into, and neither shall be a part of, this Annual Report on Form 10-K. The report's prescribed actions and recommendations were the result of a comprehensive review of offshore helicopter operations, undertaken in conjunction with the Norwegian Civil Aviation Authority and the EASA. The UK CAA identified several actions intended to minimize the risk of further accidents and to improve the survivability in the event of an accident; those actions/recommendations included prohibiting helicopter flights in certain sea conditions, except in response to an emergency, relative to the sea conditions for which the helicopter has been certificated, and only allowing passengers to be seated next to push-out window exits unless all passengers have enhanced emergency breathing equipment or the helicopter is fitted with side floats. The review also identified several other areas of activity to further enhance the levels of safety in the offshore helicopter industry. In May 2014, the UK CAA announced certain changes to the timing of the implementation of the measures within this report, which include the delay of seating restrictions until September 1, 2014. CHC continues to comply with all requirements of the changes and is actively engaged in associated industry working groups.
On July 3, 2014, one of our helicopters conducted a medevac flight of a reportedly ill oil worker from the Troll A platform in the North Sea.  During the flight, the patient freed himself from his safety belts and exited the helicopter through an emergency window at 600 meters above the sea.  His remains were subsequently recovered from the sea. We cooperated fully with the police, aviation authorities and customer in their investigations which are now complete.
Financing Transactions
On August 21, 2014, CHC Group Ltd. and its subsidiaries entered into an investment agreement with funds managed by CD&R for an investment of up to $600.0 million in us by means of a purchase of Redeemable Convertible Preferred Shares, with a par value of $0.0001, (“preferred shares”) in a private placement (the "Private Placement") at a purchase price of $1,000 per share. The Private Placement involved three closings: (a) 116,000 preferred shares purchased upon the first closing, (b) 384,000 preferred shares purchased upon the second closing, and (c) 100,000 preferred shares purchased upon the third closing.
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
Additional information on the terms of the preferred shares is detailed in Notes 1 and 19 of the audited annual consolidated financial statements for the fiscal years ended April 30, 2013, 2014 and 2015 included elsewhere in this Annual Report on Form 10-K. The preferred shares offered to CD&R in the Private Placement will not be or have not been registered under the United States Securities Act of 1933, as amended, or the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Senior Leadership Changes
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

On May 4, 2015, it was announced that Mr. Lee Eckert will be succeeding Ms. Joan Hooper as Chief Financial Officer, effective July 15, 2015. Mr. Eckert was most recently CFO of the $13 billion in sales U.S. division of National Grid Plc., an international energy company listed on the London Stock Exchange. Prior to National Grid, Mr. Eckert held senior finance and operating leadership positions at MeadWestvaco Corp. and Electronic Data Systems (EDS). He started his business career at GE where he spent 15 years working in a variety of management positions across several business units. Mr. Eckert also served as a member of GE’s Corporate Audit Staff.

Summary Results of Operations

	For the fiscal year ended April 30,
	(in thousands of U.S. dollars)
	2013	2014	2015
Operating revenue	$1,578,309	$1,600,310	$1,562,281
Reimbursable revenue	165,538	164,669	145,418
Total Revenue	1,743,847	1,764,979	1,707,699
Operating Expenses
Direct costs (i)	(1,190,101)	(1,232,144)	(1,181,784)
Earnings from equity accounted investees	4,718	7,240	11,069
General and administration costs	(74,113)	(95,087)	(83,857)
Adjusted EBITDAR (ii)	484,351	444,988	453,127
Helicopter lease and associated costs (i)	(201,736)	(227,893)	(262,748)
Depreciation	(131,926)	(144,573)	(143,653)
Restructuring expense	(10,976)	—	(80,347)
Asset impairments	(29,981)	(25,933)	(553,650)
Loss on disposal of assets	(15,483)	(6,631)	(13,407)
Operating income (loss)	94,249	39,958	(600,678)
Interest on long-term debt	(127,199)	(153,222)	(126,481)
Foreign exchange loss	(11,383)	(6,028)	(25,153)
Other financing charges	(18,729)	(23,253)	(17,841)
Loss from continuing operations before tax	(63,062)	(142,545)	(770,153)
Income tax expense	(54,452)	(28,374)	(24,607)
Loss from continuing operations	(117,514)	(170,919)	(794,760)
Earnings from discontinued operations, net of tax	1,025	—	—
Net loss	$(116,489)	$(170,919)	$(794,760)
Net earnings (loss) attributable to:
Controlling interest	$(119,436)	$(172,548)	$(805,151)
Non-controlling interests	2,947	1,629	10,391
Net loss	$(116,489)	$(170,919)	$(794,760)
Non-GAAP Financial Measures:
Adjusted net loss (iii)	$(51,208)	$(96,689)	$(123,451)
Adjusted EBITDAR excluding special items (ii)	484,351	470,940	461,356
Adjusted EBITDAR margin (ii)	30.7%	27.8%	29.0%
Adjusted EBITDAR margin, excluding special items (ii)	30.7%	29.4%	29.5%
HE Rate (iv)	$8,730	$8,822	$8,830

(i)
Direct costs in the information above excludes helicopter lease and associated costs. These costs are combined in the consolidated statements of operations, which are included in the annual audited consolidated financial statements for the fiscal years ended April 30, 2013, 2014 and 2015 included elsewhere in this Annual Report on Form 10-K.

(ii)
See “—Key Financial and Operating Metrics” for the definition and discussion of these non-GAAP measures. Additional information about our Adjusted EBITDAR, including a reconciliation of this measure to our consolidated financial statements is also provided in Note 27 of the annual audited consolidated financial statements for the fiscal years ended April 30, 2013, 2014 and 2015 included elsewhere in this Annual Report on Form 10-K. See below for our reconciliation of Adjusted EBITDAR excluding special items, Adjusted EBITDAR margin and Adjusted EBITDAR margin excluding special items, which we have included because we consider these measures to be significant indicators of our financial performance and management uses these measures to assist us in allocating available capital resources.

	For the fiscal year ended April 30,
	2013	2014	2015
Adjusted EBITDAR	$484,351	$444,988	$453,127
Adjusted EBITDAR excluding special items	484,351	470,940	461,356
Total revenues less reimbursable revenue	1,578,309	1,600,310	1,562,281
Adjusted EBITDAR margin	30.7%	27.8%	29.0%
Adjusted EBITDAR margin, excluding special items	30.7%	29.4%	29.5%
Adjusted EBITDAR excluding special items excludes corporate transaction costs, which includes costs related to senior executive turnover, expenses related to our IPO, including costs related to restructuring our compensation plan, and other transactions. For the year ended April 30, 2014, this included $23.4 million of non-cash stock-based compensation expense triggered by our IPO. This is reconciled to Adjusted EBITDAR as follows:

	For the fiscal year ended April 30,
	2013	2014	2015
Adjusted EBITDAR excluding special items	$484,351	$470,940	$461,356
Corporate transaction costs	—	(25,952)	(8,229)
Adjusted EBITDAR	$484,351	$444,988	$453,127

(iii)
Adjusted net loss is a non-GAAP measure. See “—Key Financial and Operating Metrics” for the definition and discussion of this non-GAAP measure. A description of the adjustments to and reconciliations of this non-GAAP financial measure to the most comparable GAAP financial measure is as follows:

	For the fiscal year ended April 30,
	2013	2014	2015
Adjusted net loss	$(51,208)	$(96,689)	$(123,451)
Corporate transaction costs	—	(25,952)	(8,229)
Restructuring expense	(10,976)	—	(80,347)
Asset impairments	(29,981)	(25,933)	(553,650)
Loss on disposal of assets	(15,483)	(6,631)	(13,407)
Foreign exchange loss	(11,383)	(6,028)	(25,153)
Net loss on debt extinguishment	—	(7,668)	(11,340)
Unrealized gain (loss) on derivatives	(405)	(3,647)	10,426
Net loss attributable to controlling interest	$(119,436)	$(172,548)	$(805,151)
(iv) HE Rate is a non-GAAP measure. See “—Key Financial and Operating Metrics” for discussion of this non-GAAP financial measure. See below for the reconciliation of HE Rate.

	For the fiscal year ended April 30,
	2013	2014	2015
Helicopter Services total external revenue	$1,603,403	$1,617,708	$1,557,319
Less: Reimbursable revenues	(165,538)	(164,669)	(145,418)
Helicopter Services operating revenue	$1,437,865	$1,453,039	$1,411,901
Average HE count	164.7	164.7	159.9
HE Rate	$8,730	$8,822	$8,830

The Fiscal Year Ended April 30, 2014 Compared to the Fiscal Year Ended April 30, 2015

Consolidated Results Summary

For the fiscal year ended April 30,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Helicopter Services (i)	$1,617,708	$1,557,319	$(60,389)	(3.7)%
Heli-One	147,271	150,380	3,109	2.1%
Total revenue	$1,764,979	$1,707,699	$(57,280)	(3.2)%
Direct costs (ii)	(1,232,144)	(1,181,784)	50,360	4.1%
Helicopter lease and associated costs	(227,893)	(262,748)	(34,855)	(15.3)%
Total direct costs	$(1,460,037)	$(1,444,532)	$15,505	1.1%
Flying hours	150,395	137,760	(12,635)	(8.4)%
# of helicopters	236	231	(5)	(2.1)%
Average HE count (iii)	164.7	159.9	(4.8)	(2.9)%
HE Rate (iii)	$8,822	$8,830	$8	0.1%

(i)	Includes revenue from the customer reimbursement of fuel costs of $95.1 million for the fiscal year ended April 30, 2014 and $75.1 million for the fiscal year ended April 30, 2015.

(ii)	Includes $97.2 million in fuel costs for the fiscal year ended April 30, 2014 and $75.8 million for the fiscal year ended April 30, 2015.

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

Consolidated Results of Operations
Revenue
Consolidated revenue decreased by $57.3 million to $1,707.7 million compared to fiscal 2014, a decrease of 3.2%. Revenue decreased in our Helicopter Services segment by $60.4 million and increased in our Heli-One segment by $3.1 million. The changes in external revenue in our two segments are explained below.
Helicopter Services
For the fiscal year ended April 30,
(in thousands of U.S. dollars)

			Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Eastern North Sea	$383,381	$338,800	$(44,581)	(11.6)%
Western North Sea	421,955	414,662	(7,293)	(1.7)%
Americas	276,911	299,615	22,704	8.2%
Asia Pacific	343,989	326,298	(17,691)	(5.1)%
Africa-Euro Asia	186,544	172,303	(14,241)	(7.6)%
Other	4,928	5,641	713	14.5%
Total	$1,617,708	$1,557,319	$(60,389)	(3.7)%

The total external revenue for Helicopter Services decreased by $60.4 million, or 3.7%, compared to fiscal 2014, which included a $64.3 million decrease related to the impact of foreign exchange in our North Sea and Asia Pacific regions. Compared to fiscal 2014, revenues increased due to the return of our EC225 fleet to commercial operations, which impacted revenue in the first six months of fiscal 2014. However, this was offset by the significant impact of currency movements in our reported results. The U.S. dollar strengthened significantly in fiscal 2015, which resulted in a decrease in the reported U.S. dollar revenue amounts, primarily in our North Sea region, where revenue was transacted primarily in the local currency of our operations. Though the decline in global oil prices had a negative impact on our results in the latter half of fiscal 2015 as our customers reduced activity and capital spending, this had a more immediate impact on our reported results due to the decline in fuel prices, which was the primary reason for the $19.3 million reduction in reimbursable revenues compared to fiscal 2014. The key variances by region were as follows:

•
Eastern North Sea. Revenue in the Eastern North Sea decreased by $44.6 million, or 11.6% compared to fiscal 2014. This was primarily due to the impact of the strengthening U.S. dollar on reported results in this region, which decreased revenue by $35.2 million compared to fiscal 2014. Operationally, there was a $32.5 million increase in revenue from new contract wins in the oil and gas sector, including the provision of SAR helicopters to certain oil and gas customers, in addition to increased flying activity with existing customers, which benefited from the resumption of normal commercial operations of our EC225 fleet. The increase was offset by contract completions for both heavy and medium helicopter customer contracts of $30.8 million and by an $11.1 million reduction due to changes in the helicopter requirements for a customer.

•
Western North Sea. Revenue in the Western North Sea decreased by $7.3 million, or 1.7% compared to fiscal 2014. This was primarily due to the impact of the strengthening U.S. dollar on reported results in this region, which decreased revenue by $16.4 million compared to fiscal 2014. There was a $33.8 million decrease in revenue in the region from completed contracts and lower reimbursable revenue, the latter of which has been impacted by lower fuel prices during fiscal 2015. Revenue increased in Ireland for a SAR contract, which was fully implemented by December 2013, partially offset by the expiration of a SAR contract in the UK, which resulted in a net increase to revenue of $11.9 million in fiscal 2015. Additional services and new oil and gas contracts generated additional revenue of $24.3 million, primarily due to new contracts for EC225 and S92A helicopters. In addition, ad-hoc revenue and other revenue was $6.7 million higher than fiscal 2014, primarily due to the EC225 return to service.

•
Americas. Revenue in the Americas increased by $22.7 million, or 8.2% compared to fiscal 2014. This was primarily due to new contract wins in Brazil, Suriname and Canada, which resulted in additional revenue of $26.8 million, and increased revenue in Brazil under existing contracts of $32.8 million, partly driven by the EC225 return to service. The increase was offset by a $31.0 million reduction in revenue due to a contract completion in Nicaragua, which ended in January 2014, and by a contract completion in Brazil in April 2014. There was a $5.9 million reduction in rechargeable revenues and other items, driven in part by lower fuel prices, compared to fiscal 2014.

•
Asia Pacific. Asia Pacific revenue decreased by $17.7 million, or 5.1% compared to fiscal 2014. This was primarily due to a $47.5 million decrease in revenue from completed contracts, mainly in Australia and the Philippines related to both oil and gas production and exploration contracts, $5.2 million lower rechargeable and reimbursable revenue and a $12.7 million decrease due to foreign exchange. These decreases were offset by additional revenues from new contract wins and modifications for oil and gas customers of $41.2 million, and by a $6.5 million increase in activity from existing customers, partly due to the resumption of normal commercial operations of our EC225 fleet.

•
Africa-Euro Asia. Africa-Euro Asia revenue decreased by $14.2 million, or 7.6% compared to fiscal 2014. This was primarily due to the completion of contracts in Kazakhstan, Kenya, Azerbaijan and Tanzania which decreased revenue by $24.9 million compared to fiscal 2014. In addition, there was a decrease in revenue of approximately $30.4 million compared to fiscal 2014, due to contract modifications with continuing customers as a result of changes in customer requirements, primarily in Kazakhstan. These decreases were partially offset by new contract wins and changes in contract activity in Equatorial Guinea, Eastern Europe and in other African countries, which resulted in additional revenue of $28.0 million. We generated additional revenue of $13.1 million in Nigeria compared to fiscal 2014.

Heli-One
Heli-One’s external revenue increased by $3.1 million compared to fiscal 2014. This was due primarily to an increase in PBH revenue of $4.7 million, generated from a higher level of third-party customer flight hours compared to fiscal 2014. The higher levels of PBH revenue compared to fiscal 2014 were due in part to the resumption of normal commercial operations by third-party customers of EC225 helicopters, in addition to new contract wins. This was offset by a $1.6 million decrease in non-PBH revenue due to timing of completion of airframe, engine and component work.

Direct Costs
For the fiscal year ended April 30,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Crew costs	$(429,102)	$(413,866)	$15,236	3.6%
Base operations and other costs	(333,828)	(299,422)	34,406	10.3%
Maintenance costs	(300,422)	(308,739)	(8,317)	(2.8)%
Support costs	(168,792)	(159,757)	9,035	5.4%
	$(1,232,144)	$(1,181,784)	$50,360	4.1%
Direct costs decreased by $50.4 million to $1,181.8 million compared to fiscal 2014. The decrease in direct costs was due to lower crew, base operations and other costs and support costs partially offset by increased maintenance costs compared to fiscal 2014.
Crew costs, including salary, benefits, training and recruitment costs, decreased by $15.2 million to $413.9 million compared to fiscal 2014. Crew costs were incurred only by our Helicopter Services segment. Crew costs decreased in the North Sea region by $22.6 million, which was primarily driven by the strengthening of the U.S. dollar, in particular against the Norwegian Kroner, and by lower pension-related costs incurred in the Western North Sea compared to fiscal 2014. Crew costs also decreased in our Americas region by $2.1 million, due to changes in contract activity in Brazil and Nicaragua, offset by additional costs incurred for new contract work in Canada. The reduction in crew costs compared to fiscal 2014 was partially offset by an increase of $4.7 million in South East Asia, primarily due to new contract work in East Timor, and by $4.8 million in Nigeria, due to our renewed presence in the region.
Base operations and other costs, which include our base operations, reimbursable costs, insurance costs and other external expenses, decreased by $34.4 million to $299.4 million compared to fiscal 2014. Base operations and other costs were incurred only by our Helicopter Services segment. Base operations and other costs decreased compared to fiscal 2014, primarily due to a $32.5 million decrease in rechargeable costs to customers, of which $21.4 million was due to lower levels of rechargeable fuel costs. The decrease was a result of lower fuel prices and lower flying hours compared to fiscal 2014. In addition, base operations and other costs decreased by $22.9 million compared to fiscal 2014, primarily in Kazakhstan, due to changes in customer requirements; in Brazil and in the Western North Sea, due to lower costs associated with travel and accommodation; and in Nicaragua, Tanzania and Azerbaijan, due to the completion of customer contracts. The decrease was partially offset by $21.0 million increase due to new customer contracts and activity changes in Eastern Europe, Canada, Equatorial Guinea and the receipt of insurance proceeds in fiscal 2014.
Maintenance costs increased by $8.3 million to $308.7 million compared to fiscal 2014. Approximately two-thirds of these costs were related to Helicopter Services, with the balance related to Heli-One for costs incurred for revenue activities related to external customers. Maintenance costs include those related to repairs for owned and leased major components, spares and rotable and repairable parts which are recognized when the costs are incurred and therefore our costs vary with the timing of the maintenance activity. A portion of our maintenance costs are externally subcontracted on a PBH basis and vary with flight hours. Maintenance costs increased in part because we received in fiscal 2014 cash and immediately available credits, in light of the EC225 suspension, which were booked as reductions to maintenance costs as they related to short-term performance issues. Maintenance costs also increased by $10.8 million due to the timing of externally subcontracted maintenance costs, primarily on our EC225 fleet. These increases were partially offset by a decrease in costs in fiscal 2015 due to our global inventory and supply chain optimization initiatives, which include improvements to our rotable and fleet maintenance planning, inventory management and the implementation of lean process techniques to support efficiencies in our workshops. In fiscal 2015, $5.4 million of costs were incurred related to ongoing inspection costs on the EC225 fleet compared to $4.0 million in fiscal 2014. These additional inspection costs were incurred until the completion of retrofit of the redesigned gear shaft for the EC225 helicopters, which was completed in fiscal 2015. See Item 7. "Recent Developments" included elsewhere in this Annual Report on Form 10-K for further information.
Support costs decreased by $9.0 million to $159.8 million compared to fiscal 2014, primarily due to costs reductions relating to consulting, travel, finance and executive support costs. The majority of support costs are incurred by our Helicopter Services segment, with $19.1 million related to our Heli-One segment.

Helicopter Lease and Associated Costs
Helicopter lease and associated costs increased by $34.9 million to $262.7 million, due primarily to an increase in operating leases of new technology helicopters over fiscal 2014. The increase was in response to customer demand for newer technology helicopters, for production, exploration and development activities into deeper water.
General and Administration Costs
General and administration costs decreased by $11.2 million to $83.9 million compared to fiscal 2014, primarily due decreased stock-based compensation expense of $16.6 million. The decrease was a result of the performance conditions under our 2011 Management Equity Plan being met at the time of our IPO in fiscal 2014. This was partly offset by increased stock-based compensation expense in fiscal 2015 as a result of new grants made under the 2013 Omnibus Incentive Plan, also made at the time of our IPO. For more information, see Note 18 of our audited annual consolidated financial statements for the fiscal years ended April 30, 2013, 2014 and 2015 included elsewhere in this Annual Report on Form 10-K. The decrease in the stock-based compensation expense was partially offset by a $5.4 million increase in consulting, professional fees and other salary costs compared to fiscal 2014.
Depreciation
Depreciation expense decreased by $0.9 million to $143.7 million compared to fiscal 2014. During fiscal 2015, we decided to accelerate our exit from five older technology helicopter types as we continued with our fleet replacement strategy to better meet our customer demands for newer technology helicopters and reduce the number of different helicopter types in our fleet. In addition, we impaired the parts related to one helicopter type based on the expectation of third-party maintenance work. This resulted in an impairment charge which was recorded at October 31, 2014. This reduced depreciation expense for fiscal 2015 compared to fiscal 2014. The decrease was partially offset by higher depreciation charges on new aircraft acquisitions and facilities, which include our new hangar in Cabo Frio, Brazil and our new MRO facility in Rzeszow, Poland.
As a result of the change in our internal reporting structure, we no longer report segment assets to our CODM. Accordingly, depreciation expense is not allocated to our segments. See "—Segments" included elsewhere in this Annual Report on Form 10-K for further information.
Restructuring Expense
There has been a significant and rapid downturn in market conditions in the oil and gas sector since mid-2014. As we generate over 80% of our consolidated revenues from oil and gas customers, we are actively managing our costs to respond to changes in customer demand and changing conditions in the industry. Accordingly, we are undergoing a comprehensive review of our operations and organizational structure, with the view of reducing operating costs. In connection with this, we incurred restructuring costs of $80.3 million in fiscal 2015, of which $35.9 million was related to employee severance costs and other associated costs and $44.4 million was related to lease and other contractual costs on older technology leased helicopters which do not form part of our prospective fleet strategy. We will incur costs on these helicopters for the remaining term of the contractual lease period. We will realize the benefits of the reduction in helicopter leases upon the expiry of the contractual lease obligations which will be reflected in helicopter lease and associated costs in future periods. The majority of employee related payments will be made in fiscal 2016 and the reduction of such costs be reflected in direct costs and general and administrative costs in future periods. As at April 30, 2015 we have accrued $72.4 million related to these restructuring activities. We are continuing to monitor our environment and where necessary, may incur additional restructuring charges.
Asset Impairments

	For the fiscal year ended April 30,		Favorable (Unfavorable) $ Change
(In thousands of U.S. dollars)	2014	2015
Impairment of property and equipment	$(5,453)	$(128,043)	$(122,590)
Impairment of assets held for sale	(18,486)	(5,528)	12,958
Impairment of receivables and funded residual value guarantees	(1,115)	(13,409)	(12,294)
Impairment of intangible assets	(879)	(3,134)	(2,255)
Impairment of goodwill	—	(403,536)	(403,536)
Total asset impairments	$(25,933)	$(553,650)	$(527,717)

Asset impairments increased to $553.7 million, compared to $25.9 million in fiscal 2014. Asset impairments include the impairment of property and equipment held for use, receivables and funded residual value guarantees, assets held for sale, intangible assets and goodwill. During fiscal 2015, we decided to accelerate our exit from five older technology helicopter types as we continue with our fleet replacement strategy to better meet our customer demands for newer technology helicopters and reduce the number of different helicopter types in our fleet.  The exit will take place over multiple years as helicopters complete their current flying obligations. In addition, we have impaired the parts related to one helicopter type we no longer have in our fleet as future third party maintenance work related to this aircraft type is expected to be limited. The impairment has increased compared to fiscal 2014 due to the decision to exit a larger number of helicopters in fiscal 2015 and continued softness in the resale market for older technology helicopters.
In addition, as a result of deteriorating conditions in the oil and gas markets and related service sectors and a decline in our market capitalization, we performed a two-step goodwill impairment test during fiscal 2015 and determined that there was no implied fair value of goodwill. A goodwill impairment of $403.5 million was recorded in fiscal 2015 which represented the entire goodwill balance. Prior to impairment, all of our goodwill was attributable to our Helicopter Services segment. See Note 4 of our audited annual consolidated financial statements for the fiscal years ended April 30, 2013, 2014 and 2015 included elsewhere in this Annual Report on Form 10-K for further information.
Interest on Long-Term Debt
Interest on long-term debt obligations decreased by $26.7 million to $126.5 million compared to fiscal 2014, primarily due to lower interest costs on both the senior secured notes and the senior unsecured notes due to redemptions and open market repurchases of these notes. See "—Sources of Liquidity" included elsewhere in this Annual Report on Form 10-K for further information. In addition, lower interest costs were incurred on our revolving credit facility of $3.6 million, due to lower usage of this facility compared to fiscal 2014, and due to the capitalization of an additional $1.9 million of interest, to buildings under construction and helicopter deposits, compared to fiscal 2014.
Foreign Exchange Loss
Foreign exchange loss increased by $19.1 million to a loss of $25.2 million compared to fiscal 2014, primarily due to the strengthening of the U.S. dollar against other currency groups, which caused a loss in both U.S. functional currency entities with foreign denominated net monetary asset positions and in Norwegian functional currency entities with net liability positions denominated in U.S. dollars. These losses were partially offset by the impact of the revaluation of net asset positions denominated in U.S. dollars in Euro functional currency entities.
Other Financing Charges
Other financing charges includes the amortization of deferred financing costs, interest income and expense on cash balances and bank indebtedness and the net gain or loss on the fair value of derivative financial instruments. Other financing charges decreased by $5.4 million to $17.8 million compared to fiscal 2014, primarily due to a $12.4 million increase in the net gain on the valuation of foreign exchange forward contracts and embedded derivatives due to foreign currency movements, primarily the weakening of the Norwegian Kroner compared to fiscal 2014. In addition, there was a $6.7 million decrease in deferred financing costs amortization and other items, primarily due to the senior secured and senior unsecured note repurchase and redemption activity during fiscal 2015. This was partially offset by an increase in the net loss on debt extinguishment of $3.7 million compared to fiscal 2014 and due to a $10.0 million fee settlement received in fiscal 2014. See "—Sources of Liquidity" included elsewhere in this Annual Report on Form 10-K for further information on changes to our senior secured notes and the senior unsecured notes due to redemptions and open market repurchases.
Loss on Disposal of Assets
Loss on disposal of assets increased by $6.8 million to $13.4 million compared to fiscal 2014, due to declines in the market values on older technology helicopters types through third-party sales and through leasing transactions compared to fiscal 2014.

Income Tax Expense
Income tax expense decreased by $3.8 million to $24.6 million compared to fiscal 2014. The effective tax rate for fiscal 2014 was (19.9)% compared to (3.2)% in fiscal 2015. The $3.8 million decrease in income tax expense compared to fiscal 2014 was primarily due to a $7.8 million deferred income expense recorded for EHOB (EEA Helicopters Operations B.V) in fiscal 2014, due to a change in the assessment of the deferred tax asset recoverability. In addition, there has been a net decrease in income tax expense due to lower taxable income in certain foreign jurisdictions compared to fiscal 2014. These decreases were partially offset by the net change in our uncertain tax positions of $4.6 million, which was primarily the result of a favorable audit finding with respect to an uncertain tax position released during fiscal 2014 and an additional accrual recognized in fiscal 2015 for a new uncertain tax position.
The effective tax rate is the ratio of income tax expense to loss before income tax. Our effective income tax rate depends on various factors, such as the amount of income (loss) in each tax jurisdiction, tax regulations governing each jurisdiction, non-tax deductible expenses incurred as a percentage of pre-tax income, valuation allowances taken on losses in certain jurisdictions and the effectiveness of our tax planning strategies. In addition to the impact on income tax expense described in the preceding table, the reduction in the negative effective tax rate from (19.9)% to (3.2)% resulted from an increase in the net loss from operations before income tax compared to fiscal 2014 without a corresponding change in income tax expense due to valuation allowances recorded against deferred income tax assets in many jurisdictions. In fiscal 2015, goodwill impairment of $403.5 million increased our net loss, which had no effect on income tax expense. In addition, a significant component of income tax expense for fiscal 2014 and fiscal 2015 is represented by income taxes in certain jurisdictions, such as withholding taxes, which are not directly correlated to movements in the net loss before income tax.

Non-Controlling Interests
Net earnings allocated to non-controlling interests increased by $8.8 million to $10.4 million due to an increase in net earnings in EHOB, primarily from higher gains on embedded derivatives and lower deferred tax expense in fiscal 2015 due to the provision for deferred tax assets in fiscal 2014. These increases were offset by a goodwill impairment charge of $3.2 million allocated to a non-controlling interest. For further details on EHOB and goodwill impairment, see Note 3(a)(i) and Note 4 of our audited annual consolidated financial statements for the fiscal years ended April 30, 2013, 2014 and 2015 included elsewhere in this Annual Report on Form 10-K.

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
The new reporting structure presentation is reflected in the years ended April 30, 2013, 2014 and 2015 segment results.  The MRO contract services provided by Heli-One to Helicopter Services are accounted for using a completed contract revenue recognition method in the year ended April 30, 2015.  For the year ended April 30, 2014, the MRO contract services are accounted for using a percentage completion method, as it was not practical to determine results for this period using the completed contract method of revenue recognition.  We are unable to quantify the impact of the difference between percentage completion and completed contract on the year ended April 30, 2014. Otherwise, the accounting policies of the segments and the basis of accounting for transactions between segments are the same as those described in the summary of significant accounting policies. See Note 2 of the annual audited consolidated financial statements for the fiscal years ended April 30, 2013, 2014 and 2015 included elsewhere in this Annual Report on Form 10-K.

Helicopter Services

For the fiscal year ended April 30,
(In thousands of U.S. dollars)

	For the fiscal year ended April 30,		Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Operating revenue	$1,453,039	$1,411,901	$(41,138)	(2.8)%
Reimbursable revenue	164,669	145,418	(19,251)	(11.7)%
Total revenue	$1,617,708	$1,557,319	$(60,389)	(3.7)%
Direct costs (i)	(1,110,957)	(1,051,911)	59,046	5.3%
Earnings from equity accounted investees	7,240	11,069	3,829	52.9%
Adjusted EBITDAR	$513,991	$516,477	$2,486	0.5%
Adjusted EBITDAR margin (ii)	35.4%	36.6%	1.2%	3.4%
Flight hours	150,395	137,760	(12,635)	(8.4)%
# of helicopters	236	231	(5)	(2.1)%
Helicopter lease and associated costs	$(227,893)	$(262,748)	$(34,855)	(15.3)%
Average HE count (iii)	164.7	159.9	(4.8)	(2.9)%
HE Rate (iii)	$8,822	$8,830	$8	0.1%

(i)
In fiscal 2014, direct costs were comprised of crew costs of $429.1 million, base operations and other costs of $333.8 million and maintenance and support costs of $348.1 million. In fiscal 2015, direct costs were comprised of crew costs of $413.9 million, base operations and other costs of $299.4 million and maintenance and support costs of $338.6 million.

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

Helicopter Services Adjusted EBITDAR increased by $2.5 million to $516.5 million and Adjusted EBITDAR margin increased by 1.2% to 36.6% compared to fiscal 2014. Adjusted EBITDAR improved in the Western North Sea and in the Americas but declined in our Asia Pacific and Africa-Euro Asia regions. Compared to fiscal 2014, Adjusted EBITDAR was positively impacted by the return of our EC225 fleet to service in the second half of fiscal 2014, which was offset by the impact of the appreciation of the U.S. dollar during fiscal 2015. The stronger U.S. dollar principally impacted the reported Adjusted EBITDAR of our Western and Eastern North Sea regions. The following is a summary of the primary changes which positively impacted Adjusted EBITDAR for Helicopter Services as compared to fiscal 2014:

•
In the Eastern North Sea, contract wins from several oil and gas customers, which includes the provision of SAR helicopters to oil and gas customers and the benefit of the resumption of our EC225 fleet to normal commercial operations, increased Adjusted EBITDAR by $39.1 million in fiscal 2015 compared to fiscal 2014. This increased Adjusted EBITDAR margin by 2.1%;

•
Adjusted EBITDAR and Adjusted EBITDAR margin increased in the Western North Sea by $49.0 million and 2.4%, respectively, due to new oil and gas sector contracts and SAR work based in the Republic of Ireland, for a contract which was partially implemented during fiscal 2014, together with a reduction in crew costs. Oil and gas contract wins included the supply of additional heavy helicopters, including EC225 and S92A helicopters, to both new and existing customers;

•
Contract wins in Africa-Euro Asia increased Adjusted EBITDAR and Adjusted EBITDAR margin favorably by $18.3 million and 0.3%, respectively, for short and long-term contracts wins and modifications in the oil and gas industry in Eastern Europe, Equatorial Guinea and other countries. This increase includes $7.5 million for new contract work with oil and gas customers in Nigeria;

•
Contract wins in the oil and gas industry in the Americas, including new contract work for heavy helicopters in Canada, new long-term oil and gas work with a customer in Brazil, and favorable changes in activity with an existing customer in Brazil, increased Adjusted EBITDAR and Adjusted EBITDAR margin by $57.3 million and 2.6%, respectively; and

•
New production and exploration contracts, in addition to contract modifications for additional services in South East Asia, primarily in Australia and East Timor, increased Adjusted EBITDAR and Adjusted EBITDAR margin by $27.8 million and 0.8% respectively.

These improvements to Adjusted EBITDAR and Adjusted EBITDAR margin were offset primarily by the following factors which negatively impacted Adjusted EBITDAR compared to fiscal 2014:

•
Adjusted EBITDAR and Adjusted EBITDAR margin decreased by $54.4 million and 1.9% over fiscal 2014 respectively, due primarily to contract completions, decreased customer activity with oil and gas customers and the impact of the weakening of the Norwegian Kroner relative to the U.S. dollar in the Eastern North Sea;

•
The completion of contracts in the Western North Sea for the supply of heavy and medium helicopters to oil and gas customers and other contract modifications, together with impact of the strong U.S. dollar, decreased Adjusted EBITDAR and Adjusted EBITDAR margin by $38.4 million and 1.6%, respectively;

•
The completion of contracts and in Azerbaijan, Kenya, Tanzania and Mozambique and the modification of our customer contract in Kazakhstan decreased Adjusted EBITDAR and Adjusted EBITDAR margin by $31.4 million and 0.8%, respectively;

•	Adjusted EBITDAR and Adjusted EBITDAR margin decreased in the Americas by $29.8 million and 1.3%, respectively, due to contract completions in Brazil in April 2014 and in Nicaragua in January 2014;

•
The completion of oil and gas customer contracts in South East Asia, primarily in Australia, Malaysia and the Philippines, decreased Adjusted EBITDAR and Adjusted EBITDAR margin by $36.8 million and 1.1% respectively; and

•
In fiscal 2015, $5.4 million of costs were incurred related to ongoing inspection costs on the EC225 fleet compared to $4.0 million in fiscal 2014. These additional inspection costs were incurred until the completion of retrofit of the redesigned gear shaft for the EC225 helicopters, which was completed in fiscal 2015. See "Item 7. Recent Developments" included elsewhere in this Annual Report on Form 10-K for further information.

The balance of the change in Adjusted EBITDAR related to the results of our fleet operations, including the impact on maintenance costs due to cash and immediately available credits received in fiscal 2014 in light of the EC225 suspension, which were booked as reductions to maintenance costs, in addition to changes in centralized support costs and earnings from equity accounted investees to fiscal 2014. In fiscal 2015, earnings from equity accounted investees increased by $3.8 million, which included the sale of our 50% interest in our equity-accounted investment in Helideck Certification Agency.

Heli-One

For the fiscal year ended April 30,
(In thousands of U.S. dollars)

	For the fiscal year ended April 30,		Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Third-party revenue	$147,271	$150,380	$3,109	2.1%
Internal revenue	159,906	107,571	(52,335)	(32.7)%
Total revenue	$307,177	$257,951	$(49,226)	(16.0)%
Direct costs (i)	(277,959)	(235,417)	42,542	15.3%
Adjusted EBITDAR	$29,218	$22,534	$(6,684)	(22.9)%
Adjusted EBITDAR Margin (ii)	9.5%	8.7%	(0.8)%	(8.4)%

(i)
In fiscal 2014, direct costs were comprised of maintenance costs of $258.1 million and support costs of $19.9 million. In fiscal 2015, direct costs were comprised of maintenance costs of $216.3 million and support costs of $19.1 million.

(ii)	Adjusted EBITDAR margin is calculated as Adjusted EBITDAR divided by total revenue less reimbursable revenue, of which there was none in the Heli-One segment in fiscal 2014 and 2015.

Heli-One generates the majority of its revenue by supporting internal flying operations. Adjusted EBITDAR decreased by $6.7 million to $22.5 million and Adjusted EBITDAR margin decreased by 0.8% to 8.7% compared to fiscal 2014. The primary changes compared to fiscal 2014 were as follows:

•
Lower levels of MRO revenue with our Helicopter Services segment, due in part to supply chain optimization and fleet maintenance planning initiatives, decreased Adjusted EBITDAR by approximately $7.9 million compared to fiscal 2014;

•
Higher external third-party PBH revenue, due to increased third-party flight hours, increased Adjusted EBITDAR by $2.3 million over fiscal 2014. The increase in customer flight hours was partially driven by third-party customers' resumption of EC225 operations during fiscal 2014, in addition to new customer contracts; and

•
Other costs changes, which include lower support costs, which include executive, finance, facilities, human resources and sales costs, and changes in the allowance for doubtful accounts, decreased Adjusted EBITDAR margin by $1.1 million compared to fiscal 2014.

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

Direct Costs
For the fiscal year ended April 30,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2014	$ Change	% Change
Crew costs	$(430,571)	$(429,102)	$1,469	0.3%
Base operations and other costs	(345,029)	(333,828)	11,201	3.2%
Maintenance costs	(253,258)	(300,422)	(47,164)	(18.6)%
Support costs	(161,244)	(168,792)	(7,548)	(4.7)%
	$(1,190,102)	$(1,232,144)	$(42,042)	(3.5)%
Direct costs increased by $42.0 million to $1,232.1 million compared to fiscal 2013. The increase in direct costs was due to increased maintenance and support costs offset by lower base operations and other costs compared to fiscal 2013.
Crew costs, including salary, benefits, training and recruitment, decreased slightly by $1.5 million compared with fiscal 2013. Crew costs vary due to changes in contract activity levels within our Helicopter Services business and have remained flat over fiscal 2013 despite regional variances. Crew costs increased over fiscal 2013 as a result of new contract work primarily in the Eastern and Western North Sea of $5.3 million and in Nigeria by $3.8 million, where we have renewed presence in that country. These increases were offset by a reduction in crew costs in other regions of $10.6 million due to changing levels of customer activity, primarily in Asia Pacific and in other African countries due to the timing of contract expirations and new contract commencements. Crew costs were incurred only by our Helicopter Services segment.
Base operations and other costs, which include our base operations, reimbursable costs, insurance costs and other external expenses, decreased by $11.2 million to $333.8 million compared to fiscal 2013. Base operations and other costs were incurred only by our Helicopter Services segment. There was a $22.1 million reduction in costs over fiscal 2013 as a result of the receipt of insurance recoveries and due to reductions in costs in Australia, the Americas and in other African countries, primarily due to contract completions in these regions. Base costs also decreased in Brazil due to lower reimbursable fuel costs, with our new Cabo Frio facility being in close proximity to customer sites. These reductions were offset by higher costs incurred in the North Sea of $8.4 million, primarily due to higher levels of reimbursable costs which were driven by higher customer activity, and in Nigeria of $2.5 million, due to our renewed operations in that country.
Maintenance costs increased by $47.2 million to $300.4 million compared to fiscal 2013. Approximately two-thirds of these costs were related to Helicopter Services, with the balance related to Heli-One for MRO work provided to Helicopter Services and costs incurred for revenue activities related to external customers.
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
Support costs, which include certain regional executive functions, flights operations, safety, technical support, information technology and customer service costs, increased by $7.5 million to $168.8 million compared to fiscal 2013, due primarily to a combination of higher facilities and information technology costs incurred by Helicopter Services, including an additional $3.7 million of support costs, including salary and consulting costs, incurred for the start up of our Nigeria operations. The majority of support costs are incurred by Helicopter Services, with $19.9 million related to our Heli-One segment, which have decreased by $3.7 million over fiscal 2013, primarily due to lower salary and benefit costs incurred in fiscal 2014.
Helicopter Lease and Associated Costs
Helicopter lease and associated costs increased by $26.2 million to $227.9 million, due primarily to an increase in operating leases of new technology helicopters over fiscal 2013. The increase was in response to customer demand for newer technology helicopters, for production, exploration and development activities into deeper water.
General and Administration Costs
General and administration costs increased by $21.0 million to $95.1 million compared to fiscal 2013. The increase was primarily due to increased stock-based compensation expense of $25.7 million and additional costs related to our IPO on the New York Stock Exchange. The stock-based compensation expense has increased primarily as a result of performance conditions under our 2011 Management Equity Plan being met at the time of our IPO. For more information, see Note 18 of the annual audited consolidated financial statements for the fiscal years ended April 30, 2013, 2014, and 2015 included elsewhere in this Annual Report on Form 10-K. These increases were partially offset by lower information technology costs relating to software implementation, and lower consulting and other salary costs compared to fiscal 2013.
Depreciation
Depreciation expense increased by $12.6 million to $144.6 million compared to fiscal 2013. The increase was primarily due to a depreciation review conducted in our Helicopter Services segment during the third quarter of fiscal 2013, with the effects of the review first showing in our results in the fourth quarter of 2013. We plan to exit certain helicopter types after the helicopters complete existing customer contracts over the period from 2015 to 2018. When we conducted our depreciation review, we reduced the useful lives and residual values of 18 helicopters that will be exited and fiscal 2014 reflects a higher rate of depreciation as a result. Depreciation also increased primarily due to an increase in rotable parts, which can be repaired and re-used for several years to service the new technologically advanced helicopters. As a result of the change in our internal reporting structure, we no longer report segment assets to our CODM and accordingly depreciation expense is not allocated to our segments. See "—Segments" included elsewhere in this Annual Report on Form 10-K for further information.
Restructuring Expense
Restructuring expense decreased by $11.0 million compared to fiscal 2013, with no restructuring costs incurred in fiscal 2014.

Asset Impairments

	For the fiscal year ended April 30,		Favorable (Unfavorable) $ Change
(In thousands of U.S. dollars)	2013	2014
Impairment of property and equipment	$(8,421)	$(5,453)	$2,968
Impairment of assets held for sale	(12,164)	(18,486)	(6,322)
Impairment of receivables and funded residual value guarantees	(1,671)	(1,115)	556
Impairment of intangible assets	(7,725)	(879)	6,846
Total asset impairments	$(29,981)	$(25,933)	$4,048
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

Non-Controlling Interests
Net earnings allocated to non-controlling interests decreased by $1.3 million to $1.6 million, due to a decrease in net earnings in EHOB, primarily from higher helicopter lease and financing costs offset by a lower income tax expense compared to fiscal 2013. See Note 3(a)(i) of our annual audited consolidated financial statements for the fiscal years ended April 30, 2013, 2014, and 2015 included elsewhere in this Annual Report on Form 10-K.

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

The new reporting structure presentation is reflected in the years ended April 30, 2013, 2014 and 2015 segment results. For the years ended April 30, 2013 and 2014, the MRO contract services are accounted for using a percentage completion method, as it was not practical to determine results for this period using the completed contract method of revenue recognition.  We are unable to quantify the impact of the difference between percentage completion and completed contract on the years ended April 30, 2013 and 2014. Otherwise, the accounting policies of the segments and the basis of accounting for transactions between segments are the same as those described in the summary of significant accounting policies. See Note 2 of the annual audited consolidated financial statements for the fiscal years ended April 30, 2013, 2014 and 2015 included elsewhere in this Annual Report on Form 10-K.
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

(i)
In fiscal 2013, direct costs were comprised of crew costs of $430.6 million, base operations and other costs of $345.0 million and maintenance and support costs of $285.7 million. In fiscal 2014, direct costs were comprised of crew costs of $429.1 million, base operations and other costs of $333.8 million and maintenance and support costs of $348.1 million.

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

•
Higher costs of $4.0 million were incurred for additional ongoing inspection costs of EC225 helicopters by our Helicopter Services business. See "Item 7. Recent Developments" included elsewhere in this Annual Report on Form 10-K for further information;

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

(i)
In fiscal 2013, direct costs were comprised of maintenance costs of $236.0 million and support costs of $23.6 million. In fiscal 2014, direct costs were comprised of maintenance costs of $258.1 million and support costs of $19.9 million.

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

Heli-One generates the majority of its revenue by supporting internal flying operations. Adjusted EBITDAR increased by $14.7 million to $29.2 million with an Adjusted EBITDAR margin increase of 4.2% compared to fiscal 2013. The primary changes compared to fiscal 2013 were as follows:

•
Higher levels of non-PBH activity, primarily with our Helicopter Services segment, improved maintenance efficiency and a greater proportion of higher margin external non-PBH work, increased Adjusted EBITDAR by approximately $10.0 million and Adjusted EBITDAR margin by 2.9%, respectively, compared to fiscal 2013; and

•
Other cost changes, which include lower support costs, primarily due to lower salary and benefit costs, also increased Adjusted EBITDAR by $4.4 million, which improved the Adjusted EBITDAR margin by 1.3%.

Financial Condition and Sources of Liquidity
Analysis of Historical Cash Flows

	For the fiscal year ended April 30,
(In thousands of U.S. dollars)	2013	2014	2015
Cash provided by (used in) operating activities	$1,203	$12,329	$(75,438)
Cash provided by financing activities	221,001	323,055	223,833
Cash used in investing activities	(151,966)	(140,643)	(307,089)
Effect of exchange rate changes on cash and cash equivalents	(2,076)	(16,020)	(9,531)
Change in cash and cash equivalents during the year	$68,162	$178,721	$(168,225)

For the Fiscal Years Ended April 30, 2014 and April 30, 2015
Cash Flows Provided By (Used In) Operating Activities

Cash flows used in operating activities increased by $87.8 million compared to fiscal 2014. This was driven by increased helicopter leasing and associated costs, due to leases of new technologically advanced helicopters, of approximately $38.8 million over fiscal 2014. In addition, we incurred cash restructuring costs of $7.3 million in fiscal 2015, related to our employee and fleet restructuring initiatives. We incurred an increase in realized foreign exchange losses, including those on derivative financial instruments, of $24.9 million, primarily due to the appreciation of the U.S. dollar during fiscal 2015. In addition, we received a $10.0 million bank fee settlement in fiscal 2014 which did not recur in fiscal 2015. The increase in the use of cash was partially offset by a net $6.6 million reduction in cash interest paid, as a result of lower interest costs due to repurchases of senior secured notes by one of our subsidiaries, CHC Helicopter S.A., in February, May and December 2014 and January 2015 and also due to redemptions and repurchases by CHC Helicopter S.A. of our senior unsecured notes, during November and December 2014 and also as a result of our tender offer on our senior unsecured notes in April 2015. See "—Sources of Liquidity" included elsewhere in this Annual Report on Form 10-K for further information. The balance of the decrease is primarily related to lower earnings from operations, partially due to the impact of the stronger U.S. dollar on reported results.
One of our continued areas of focus is the improvement of our cash flows through operational growth. We have implemented a number of initiatives, but have not consistently decreased our use of cash in operations. No assurance can be given that our efforts to reduce operational cash requirements, including continued efforts to achieve greater cost efficiencies and reductions in our debt obligations to reduce interest costs, will be effective. The business may not generate sufficient net cash from operating activities and future borrowings may not be available in amounts sufficient to enable us to service our debt or to fund our other liquidity needs. On August 21, 2014, we entered into definitive agreements with funds managed by CD&R for the investment of $600.0 million in CHC Group Ltd. through the issuance of redeemable convertible preferred shares in the Private Placement. See "—Financing Transactions" included elsewhere in this Annual Report on Form 10-K for further information. It is currently expected that the net cash from operating activities, together with CD&R's investment in redeemable convertible preferred shares and our ability to access financing through our senior secured revolving credit facility, other financing markets, new operating leases and proceeds from the sale of helicopters and other assets, will be sufficient to meet the on-going cash flow requirements. On June 12, 2015, we entered into an asset-based revolving credit facility of $145.0 million with a syndicate of financial institutions. If we are unable to meet our debt obligations or fund other liquidity needs, alternative financing plans may need to be undertaken, such as refinancing or restructuring debt, selling assets, reducing or delaying capital investments or raising additional capital. See "Item 1A. Risk Factors - Risks Related to Our Net Losses and Our Indebtedness—Our level of indebtedness could affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage” elsewhere in this Annual Report on Form 10-K.
Cash Flows Provided By Financing Activities
Cash flows provided by financing activities decreased by $99.2 million to $223.8 million compared to fiscal 2014. This was primarily due to the following factors which decreased the cash provided by financing activities compared to fiscal 2014:

•
In fiscal 2014, we received net proceeds of $285.7 million from the issuance of $300.0 million aggregate principal amount of senior unsecured notes on May 13, 2013 by CHC Helicopter S.A., our wholly owned subsidiary;

•	In fiscal 2014, we issued ordinary shares for net proceeds of $317.8 million as part of our IPO on the New York Stock Exchange;

•
During fiscal 2015, CHC Helicopter S.A. repurchased on the open market $65.0 million of our senior secured notes at premiums ranging from 108.00% to 109.13% in May 2014 and $90.7 million of our senior secured notes at prices ranging from 95.50% to 98.00% of the principal amount in December 2014 and January 2015. The total cash payments for the senior secured note repurchases in fiscal 2015 were $158.7 million;

•
In November 2014, CHC Helicopter S.A. redeemed $105.0 million of the senior unsecured notes at a premium of 109.375% and, in December 2014, repurchased $39.0 million of the senior unsecured notes on the open market at prices ranging from 92.75% to 95.04% of the principal. On April 6, 2015, we announced a tender offer to purchase up to $80.0 million of the senior unsecured notes at a price of 67.50% of the principal amount plus accrued and unpaid interest for senior unsecured notes tendered before April 17, 2015. On April 21, 2015 we purchased $20.8 million of senior unsecured notes for $14.0 million. The total cash payments on the senior unsecured note redemptions and repurchases in fiscal 2015 were $166.0 million;

•
There was a net reduction of $18.0 million in our current facility secured by accounts receivable, due to the timing of transactions in our trade receivables securitization program compared to fiscal 2014; and

•
In fiscal 2015, a distribution of $8.5 million was paid to the minority shareholder of EHOB due to an amendment of the shareholders' agreement on October 30, 2014. For more information, see Note 3(a)(i) of the audited annual consolidated financial statements for the fiscal years ended April 30, 2013, 2014 and 2015 included elsewhere in this Annual Report on Form 10-K.

The decrease in cash provided by financing activities was partially offset by the following factors which contributed to an increase in cash flows provided by financing activities compared to fiscal 2014:

•
We received $572.8 million of net proceeds on the issuance of the redeemable convertible preferred shares in connection with the closing of the Private Placement with CD&R. See "—Financing Transactions" included elsewhere in this Annual Report on Form 10-K for further information;

•	Compared to fiscal 2014, our net repayments on our senior secured revolving credit facility decreased by $123.6 million, part of which were repaid from proceeds from our IPO in fiscal 2014;

•	On February 7, 2014, CHC Helicopter S.A. redeemed $130.0 million of the senior secured notes at a redemption price of 103%, for an amount of $133.9 million, excluding accrued interest; and

•
In fiscal 2014, we repaid a related party loan of $25.1 million which did not recur in fiscal 2015. The related party loan transactions reflect the borrowing and repayment of loans to companies under the common control of one of our Major Investors and are described in Note 24 of the audited annual consolidated financial statements for the fiscal years ended April 30, 2013, 2014 and 2015 included elsewhere in this Annual Report on Form 10-K.

Cash Flows Used In Investing Activities
Cash flows used in investing activities increased by $166.4 million to $307.1 million compared to fiscal 2014, due primarily to a decrease on proceeds received from the disposal of property and equipment of $450.5 million offset by a decrease in cash outflows due to lower property and equipment additions of $206.4 million and a decrease in cash outflows of $65.7 million due to a lower net amount of helicopter deposits, compared to fiscal 2014.
The reduction in proceeds from the disposal of property and equipment and the reduction in additions to property and equipment is primarily a reflection of changes in our leasing activity compared to fiscal 2014. In fiscal 2014, we completed a number of lease buyout and sale and leaseback transactions, the volume of both of which decreased in fiscal 2015. However, we refinanced fewer helicopters in fiscal 2015 through subsequent sale and leaseback transactions, reflecting a greater number of helicopters wherein we acquired outright ownership. This resulted in a net increase in our overall investment cash outflow compared to fiscal 2014. Partially offsetting this increase was a reduction in capital expenditure on rotable equipment, as a result of our fleet optimization initiatives in fiscal 2015, and due to a reduction on investment in facilities compared to fiscal 2014, primarily due expenditure incurred in our new hangar in Cabo Frio, Brazil and in our new Heli-One facility in Rzeszow, Poland, which both opened in fiscal 2014.
There was also a $7.5 million increase in cash inflows due to a change in restricted cash, primarily related to the timing of receivables collection as part of our accounts receivable securitization program, in fiscal 2015 compared to fiscal 2014. In addition, in fiscal 2015, $4.5 million of cash proceeds were received on the disposal of our 50% interest in our equity-accounted investment in Helideck Certification Agency.
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

The related party loan transactions reflect the borrowing and repayment of loans to companies under the common control of our majority shareholder and are described in Note 24 of the annual audited consolidated financial statements for the fiscal years ended April 30, 2013, 2014 and 2015, included elsewhere in this Annual Report on Form 10-K.
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
Liquidity and Sources of Liquidity

As of April 30, 2014 and 2015, our liquidity totaled $650.7 million and $500.1 million, respectively, and was comprised as follows:

(In millions of U.S. dollars)	April 30, 2014	April 30, 2015
Cash and cash equivalents	$302.5	$134.3
Senior secured revolving credit facility:
Facility credit limit	375.0	375.0
Outstanding letters of credit	(54.9)	(33.3)
Available senior secured revolving credit facility	320.1	341.7
Available overdraft facilities	28.1	24.1
	$650.7	$500.1

Our cash requirements include our normal operations as well as our debt and other contractual obligations as discussed under the caption “Future Cash Requirements” below. We have completed several debt redemption and repurchase transactions during fiscal 2015. These will reduce our annual cash requirements by approximately $29.9 million. See "—Sources of Liquidity" included elsewhere in this Annual Report on Form 10-K for further information. From time to time, depending on market conditions and other factors, we may seek to repay, redeem, repurchase or otherwise acquire or refinance a portion or all of our debt. We may make such repurchases in privately negotiated transactions or otherwise.
The ability to satisfy long-term debt obligations, including repayment of principal and interest will depend on future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. Our earnings and cash flow may vary significantly from year to year. As a result, the amount of debt that can be managed in some periods may not be appropriate in other periods. In addition, future cash flows may be insufficient to meet debt obligations and commitments, including our senior secured and unsecured notes, and our senior secured revolving credit facility. Any insufficiency could negatively impact the business. In addition, each of the indentures governing our senior unsecured notes and senior secured notes allows us to incur additional indebtedness. The incurrence of additional indebtedness could negatively affect the repayment of principal and interest on the debt, including the senior unsecured notes and senior secured notes. We may face delays in obtaining cash from our subsidiaries in certain jurisdictions to fund future cash requirements due to central banking legislation or other regulations in these jurisdictions. These restrictions have not and are not expected to have an impact on our ability to meet our obligations. We believe that our existing and future cash flows, CD&R's investment in redeemable convertible preferred shares, as well as our ability to access financing through our senior secured revolving credit facility, other financing markets, new operating leases and proceeds from the sale of helicopters and other assets are sufficient to meet our on-going cash flow requirements. However, we are continuously exploring, monitoring and evaluating our debt and equity financing alternatives as well as acquisition, disposition, merger and other transactional opportunities which could be significant, material and/or transformative. In addition, our net earnings have been insufficient to cover our fixed charges since 2008. If cash flow from operations is insufficient to satisfy the debt obligations, alternative financing plans may need to be undertaken, such as refinancing or restructuring the debt, selling assets, reducing or delaying capital investments or raising additional capital or indebtedness. Any alternative financing plans that may be undertaken by us, including the Private Placement described below in "Sources of Liquidity", may not be sufficient to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, including obligations under the notes, or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations and prospects. See "Item 1A. Risk Factors – Risks Related to Our Net Losses and Our Indebtedness– Our level of indebtedness could affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage” included elsewhere in this Annual Report on Form 10-K for further information.
Sources of Liquidity

Senior secured notes
In October 2010, CHC Helicopter S.A. issued $1.1 billion of senior secured notes. In October 2012, we issued an additional $200.0 million of senior secured notes at 101.0% of par value. The senior secured notes are secured under the same indenture agreement and are guaranteed by most of our subsidiaries through a general secured obligation. The senior secured notes bear interest at an annual rate of 9.25%, with semi-annual interest payments on April 15 and October 15, and mature on October 15, 2020. We incurred financing fees of approximately $33.0 million, which will be amortized over the term of the senior secured notes. Additional information on the terms of the senior secured notes are detailed in Note 14(a) of the audited annual consolidated financial statements for the fiscal years ended April 30, 2013, 2014 and 2015 included elsewhere in this Annual Report on Form 10-K.
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

Senior unsecured notes
On May 13, 2013, CHC Helicopter S.A. issued an aggregate principal amount of $300.0 million of senior unsecured notes at par value, bearing interest at an annual rate of 9.375% with semi-annual interest payments due on June 1 and December 1 and mature on June 1, 2021. The senior unsecured notes are guaranteed by us and certain direct and indirect wholly owned subsidiaries on a joint and several basis. We incurred financing fees of approximately $6.0 million, which will be amortized over the term of the senior unsecured notes. Additional information on the terms of the senior unsecured notes are detailed in Note 14(b) of the audited annual consolidated financial statements for the fiscal years ended April 30, 2013, 2014 and 2015 included elsewhere in this Annual Report on Form 10-K.
On November 26, 2014, CHC Helicopter S.A. redeemed $105.0 million of the senior unsecured notes at a redemption price of 109.375% of the principal and unpaid interest of $4.8 million for a loss on debt extinguishment of $11.7 million. In December 2014, CHC Helicopter S.A. repurchased $39.0 million of the senior unsecured notes on the open market at prices ranging from 92.75% to 95.04% of the principal plus accrued and unpaid interest of $0.2 million for a gain on debt extinguishment of $1.4 million. On April 21, 2015, we purchased $20.8 million of senior unsecured notes for $14.0 million plus accrued and unpaid interest of $0.8 million. A gain on extinguishment of $6.1 million related to the tender discount and the unamortized deferred financing costs was recognized.

Senior secured revolving credit facility

On January 23, 2014, we entered into a senior secured revolving credit facility for $375.0 million held by a syndicate of financial institutions for a term of five years and bearing interest at the Alternate Base Rate, LIBOR, Canadian Prime Rate, CDOR or EURIBOR, plus an applicable margin that ranges from 3.50% to 4.50%, subject to a leverage-based step-down of 0.75%. The senior secured revolving credit facility is secured on a priority basis and ranks equally with the senior secured note holders except for payments upon enforcement and insolvency, where the revolving credit facility will rank before the senior secured note holders. The senior secured notes and senior secured revolving credit facility are guaranteed on a first-priority lien basis by most of our subsidiaries on a joint and several basis. Additional information on the terms of the senior secured revolving credit facility is detailed in Note 14(c) of the audited annual consolidated financial statements for the fiscal years ended April 30, 2013, 2014 and 2015 included elsewhere in this Annual Report on Form 10-K.

Equity and redeemable convertible preferred shares
In fiscal 2014, we completed our IPO on the New York Stock Exchange in January 2014. On our IPO, we sold 31,000,000 ordinary shares to the public at an offer price of $10.00 per share which raised approximately $289.4 million, net of underwriting costs and other directly related costs of $20.6 million. On February 20, 2014, the underwriters in our IPO exercised an option to purchase 3,000,000 ordinary shares at a price of $10.00 per share, which raised approximately $28.4 million, net of underwriting costs of $1.6 million.
On August 21, 2014, we entered into definitive agreements with funds managed by CD&R for the investment of $600.0 million in CHC Group Ltd. through the issuance of redeemable convertible preferred shares in the Private Placement, which is described above in “– Financing Transactions.” The total net proceeds from the Private Placement after deducting direct transaction costs was $572.8 million. Additional information on the terms of the preferred shares is detailed in Notes 1 and 19 of the audited annual consolidated financial statements for the fiscal years ended April 30, 2013, 2014 and 2015 included elsewhere in this Annual Report on Form 10-K.

Asset-based revolving credit facility
On June 12, 2015, CHC Cayman ABL Borrower Ltd. (the “ABL Borrower”), a wholly owned indirect subsidiary of the Company, entered into a Credit Agreement (the “ABL Credit Agreement”), among 6922767 Holding S.à r.l, as Parent Guarantor (the “Parent Guarantor”), CHC Cayman ABL Holdings Ltd., as Holdings (“ABL Holdings”), the ABL Borrower, as Parent Borrower, the several banks and other financial institutions from time to time party thereto (the “ABL Lenders”), Morgan Stanley Senior Funding, Inc., as Administrative Agent (in such capacity the “Administrative Agent”), and BNP Paribas S.A., as Collateral Agent (in such capacity the “Collateral Agent”).
The ABL Borrower is and, at its option, certain of its wholly owned direct or indirect subsidiaries may be a borrower under the ABL Facility (collectively, the “ABL Borrower Entities”). The ABL Facility provides for an asset-based revolving credit facility (the “ABL Facility”) in the amount of up to $145.0 million, subject to borrowing base availability. Amounts are available under the ABL Facility in U.S. dollars, Euro, or any other freely available currency reasonably requested by the ABL Borrower and acceptable to the Administrative Agent and each ABL Lender.
In addition, subject to certain terms and conditions, the ABL Borrower is entitled to request additional revolving credit commitments or term loans under the ABL Facility, which share in the borrowing base, up to an amount such that the aggregate amount of ABL commitments and term loans under the ABL Facility does not exceed $405.0 million.

The “borrowing base” is defined in the ABL Credit Agreement as, at any time, the sum of (a) 75.0% of the aggregate fleet value of all eligible helicopter equipment owned by the ABL Loan Parties (as defined under the heading “-Guarantee; Security” below), plus (b) 75.0% of the amount of insurance proceeds expected as a result of an event giving rise to a total loss of helicopter equipment within the past 180 days, that would have been eligible helicopter equipment but for such total loss and that is covered by a liability policy with respect to which the Collateral Agent is named as additional insured, minus (c) customary availability reserves, minus (d) the outstanding principal amount of any term loans under the ABL Facility, plus (e) for purposes of establishing pro forma borrowing base availability for revolving credit loans under the ABL Facility to be used to finance the acquisition of helicopter equipment that will become eligible helicopter equipment following its acquisition by an ABL Loan Party, 75.0% of the aggregate fleet value of such helicopter equipment; provided that the advance rates in items (a), (b) and (e) will be reduced by (x) 5.0% as of and from the first day of the first fiscal quarter following June 12, 2017 and (y) an additional 5.0% as of and from the first day of the first fiscal quarter following June 12, 2019. The amount of the borrowing base under the ABL Facility was $0.0 million as of June 12, 2015.
The final maturity date of the ABL Facility is June 12, 2020, subject to acceleration of maturity under certain circumstances. In addition, however, the ABL Credit Agreement provides the right for individual ABL Lenders to extend the maturity date of their commitments and loans upon the request of the ABL Borrower and without the consent of any other ABL Lender.
Interest Rates and Fees
The revolving credit loans under the ABL Credit Agreement bear interest, at the applicable ABL Borrower Entity’s election, at a rate per annum equal to (i) the rate for deposits in the currency of the applicable revolving credit loans in the London interbank market (adjusted for maximum reserves) for the applicable interest period (subject to a floor of zero) (“LIBOR”) plus an applicable margin of 3.00% or 3.25% based on daily excess availability or (ii) in the case of loans denominated in U.S. dollars, the base rate, which is the highest of (x) the corporate base rate established by the Administrative Agent as its prime rate in effect at its principal office in New York City, (y) the overnight federal funds rate plus 0.50% and (z) one-month LIBOR plus 1.00%, plus an applicable margin of 2.00% or 2.25% based on daily excess availability. The ABL Facility bears a commitment fee of 0.375% or 0.50%, subject to a pricing grid based on the average daily percentage of ABL commitments utilized.
Prepayments
If, at any time, the aggregate amount of outstanding revolving credit loans exceeds the lesser of (x) the then applicable borrowing base and (y) the then total effective commitments under the ABL Facility, prepayments of the revolving credit loans will be required in an amount equal to such excess. The application of proceeds from mandatory prepayments shall not reduce the aggregate amount of loan commitments under the ABL Facility and amounts prepaid may be reborrowed, subject to availability and then effective commitments under the ABL Facility.
After the occurrence and the continuance of a Dominion Event (which is defined in the ABL Credit Agreement as occurring following either (a) specified availability being less than 10.0% of availability or (b) the occurrence of one or more specified events of default or an event of default resulting from a failure to maintain a fixed charge coverage ratio of 1.35 to 1.00), in the case of each of clauses (a) and (b) for a period of five consecutive business days) and continuing until the date specified availability shall have been in excess of 10% of availability and no specified event of default has existed or been continuing for a period of 30 consecutive calendar days or, in the case of an event of default resulting from a failure to maintain a fixed charge coverage ratio of 1.35 to 1.00, no such event of default is continuing, substantially all amounts deposited in the ABL Loan Parties’ deposit accounts will be swept into a core concentration account controlled by the Administrative Agent, from which such amounts will be applied on a daily basis to the outstanding loan balances under the ABL Facility and certain other secured obligations then due and owing.
Voluntary reductions of the unutilized portion of the ABL commitments and prepayments of borrowings under the ABL Facility are permitted at any time without premium or penalty, subject to reimbursement of the ABL Lenders’ redeployment costs actually incurred in the case of a prepayment of LIBOR borrowings other than on the last day of the relevant interest period.
Guarantee; Security
All obligations under the ABL Facility are guaranteed, on an unsecured basis, by the Parent Guarantor, CHC Helicopter Holding S.à.r.l. and CHC Helicopter S.A. and, on a secured basis, by ABL Holdings and each direct and indirect wholly owned restricted subsidiary of the ABL Borrower (other than certain excluded subsidiaries) that becomes a party from time to time to the Guarantee and Collateral Agreement entered into on June 12, 2015 among ABL Holdings, the ABL

Borrower and certain of its subsidiaries from time to time party thereto, in favor of the Administrative Agent and the Collateral Agent (the “ABL Subsidiary Guarantors” and, together with the ABL Borrower Entities, the “ABL Loan Parties”).
All obligations of ABL Holdings and the ABL Loan Parties are secured by a first priority perfected security interest in the capital stock of the ABL Borrower held by ABL Holdings, as well as by a first priority perfected security interest in the following property of the ABL Loan Parties: all present and after acquired accounts receivable; money (including cash); chattel paper; rights under contracts; deposit accounts; documents; equipment (including helicopter equipment); goods; general intangibles; instruments; intellectual property; inventory; investment property; letter of credit rights; fixtures; supporting obligations; commercial tort claims; books and records relating to, or arising from, any of the foregoing; a non-interest bearing cash collateral account in the sole dominion and control of the Collateral Agent; and, to the extent not otherwise included, demand deposit bank accounts, concentration accounts, insurance, airframe and engine warranties, modification contracts with respect to “green” helicopters, intercompany debt and capital stock held in subsidiaries, and the proceeds and products of any of the foregoing and all collateral security and guarantees given by any person with respect to any of the foregoing, and subject to customary exceptions. Additionally, upon acquisition of a helicopter by any ABL Loan Party, such ABL Loan Party is required to grant a mortgage over such helicopter in favor of the Collateral Agent.
The ABL Facility generally does not require the security interest in deposit accounts owned by the ABL Borrower and its subsidiaries to be perfected by control, except for “concentration” accounts into which cash is swept on a regular basis from certain deposit accounts owned by the ABL Loan Parties into which helicopter lease rental payments (if any) are paid.
Covenants, Representations and Warranties
The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: (a) in the case of the Parent Guarantor and its restricted subsidiaries, maintenance of a fixed charge coverage ratio of 1.35 to 1.00, limitations on mergers, consolidations and amalgamations and sales of all or substantially all assets, dividends, distributions and other restricted payments, acquisitions (other than acquisitions of helicopter equipment), asset sales, changes in line of business, transactions with affiliates, investments and indebtedness; and (b) in the case of the ABL Borrower and its restricted subsidiaries, limitations on negative pledge clauses and liens. The negative covenants are subject to customary exceptions and also permit acquisitions, investments, mergers, consolidations and amalgamations, asset sales, dividends, distributions and other restricted payments, and sales of all or substantially all assets involving subsidiaries upon satisfaction of a “payment condition.” The payment condition is deemed satisfied upon 30-day specified excess availability and specified availability exceeding agreed upon thresholds, and compliance with a fixed charge coverage ratio of 1.35 to 1.00, in each case on a pro forma basis after giving effect to the transaction for which the payment condition is being determined.
Events of Default
Events of default under the ABL Credit Agreement are limited to nonpayment of principal when due, nonpayment of interest or other amounts, violation of covenants, inaccuracy of representations or warranties in any material respect, cross payment default or cross acceleration to other material debt (other than financial indebtedness in connection with helicopter leases), cross default with respect to the certain financial maintenance covenants, certain bankruptcy or insolvency events, certain material monetary judgments, certain Employee Retirement Income Security Act events, actual or asserted invalidity of material guarantees or security documents and a change of control, in each case subject to customary threshold, notice and grace period provisions.

Future Cash Requirements
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our significant contractual obligations and other commercial commitments on an undiscounted basis as of April 30, 2015 and the future period that the contractual obligation or commitment is expected to be settled in cash. In addition, this table reflects the timing of principal and interest payments on outstanding borrowings as of April 30, 2015. Obligations denominated in a foreign currency are translated using exchange rates in effect as of April 30, 2015.

(In thousands of U.S. dollars)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Payables and accruals	$275,944	$275,944	$—	$—	$—
Current facility secured by accounts receivable	43,379	43,379	—	—	—
Long-term debt and capital lease obligations (i)	1,227,182	3,624	14,407	8,029	1,201,122
Interest on long-term debt and capital lease obligations	643,469	111,944	222,718	220,694	88,113
Operating leases (ii)	1,643,099	306,562	550,734	455,304	330,499
Minimum training purchases (iii)	44,025	13,474	16,034	7,857	6,660
Pension obligations (iv)	68,309	36,123	18,392	13,794	—
New helicopter commitments (v)	509,093	143,160	365,933	—	—
Helicopter parts commitments (v)	37,713	37,713	—	—	—
Restructuring (vi)	73,266	54,447	7,982	4,483	6,354
Foreign currency forward contracts (vii)	29,456	22,562	6,894	—	—
Total contractual obligations	$4,594,935	$1,048,932	$1,203,094	$710,161	$1,632,748

(i)	This excludes the unamortized net discount on the senior secured notes of $7.9 million, which is included in the carrying amount of debt at April 30, 2015.

(ii)
See “Operating Lease Commitments” below for further information. Operating lease commitments exclude leased helicopters we have permanently ceased use of in operations and do not form part of our prospective fleet strategy. See Note 8 of the audited annual consolidated financial statements for the fiscal years ended April 30, 2013, 2014 and 2015 included elsewhere in this Annual Report on Form 10-K.

(iii)
Our fifteen year master training services agreement with CAE Inc. is for the provision of training services to us on CAE’s worldwide network of simulators. This agreement ends in fiscal 2026 and commits us to annual minimum training purchases.

(iv)
Pension obligations represent estimated contributions of $36.1 million to our defined benefit pension plans in the UK and Norway during fiscal 2016 and a contractual obligation with the UK pension plan to contribute £6.0 million per annum from fiscal 2017 until mid-fiscal 2020. Due to the potential impact of future plan investment performance, changes in interest rates, wage rates, changes in other economic and demographic assumptions and changes in legislation in foreign jurisdictions, we are not able to reasonably estimate the timing and amount of contributions that may be required to fund our Norway defined benefit pension plans for periods beyond fiscal 2016.

(v)	See "Other Commitments" below for further information.

(vi)
This represents the liability related to employee related severance costs and other associated costs, and contractual lease, maintenance and other costs on leased helicopters which we have permanently ceased use of in operations. See Note 8 of the audited annual consolidated financial statements for the fiscal years ended April 30, 2013, 2014 and 2015 included elsewhere in this Annual Report on Form 10-K.

(vii)	This represents the fair value of foreign currency derivative forward contracts recognized as a liability at April 30, 2015.
Operating Lease Commitments
We entered into helicopter operating leases with 18 lessors in respect of 169 helicopters as of April 30, 2015. As of April 30, 2015, these leases had expiry dates ranging from fiscal 2016 to 2025. For those helicopters where we have the option to purchase them for agreed amounts, the purchase options do not constitute bargain purchase options and we do not have a commitment to exercise the options. With respect to such leased helicopters, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at our expense. We either perform this work internally through our own repair and overhaul facilities or have the work performed by an external repair and overhaul service provider.
In addition to payment under helicopter operating leases, we had operating lease commitments as of April 30, 2015 for buildings, land and other equipment with minimum lease payments of $94.0 million and expiry dates ranging from fiscal 2016 to fiscal 2079.
At April 30, 2015, the net present value of our operating lease commitments was $1,212.9 million. We have calculated the net present value based on our minimum lease payments, excluding any contingent rentals, using a 9.0% discount rate. For more information on our commitments, see Note 25 of the audited annual consolidated financial statements for the fiscal years ended April 30, 2013, 2014 and 2015 included elsewhere in this Annual Report on Form 10-K.

The terms of certain of the helicopter lease agreements impose operating and financial limitations on us. Such agreements limit the extent to which we may, among other things, incur indebtedness and fixed charges relative to our level of consolidated adjusted earnings before interest, taxes, depreciation and amortization.
Generally, in the event of a covenant breach, a lessor has the option to terminate the lease and require the return of the helicopter, with the repayment of any arrears of lease payments plus the present value of all future lease payments and certain other amounts, which could be material to our financial position. The helicopter would then be sold and a percentage of the surplus, if any, returned to us. Alternatively, in many of our leases we have the right to purchase the helicopter and could exercise such right to cure a covenant breach.
Other Commitments
As of April 30, 2015, we have committed to purchase 18 new helicopters and the total required additional expenditure for these helicopters is approximately $428.4 million. These helicopters are expected to be delivered in fiscal 2016 ($143.2 million), 2017 ($200.1 million) and 2018 ($85.1 million) and will be deployed in our Helicopter Services segment. We intend to enter either into leases for these helicopters or purchase them outright upon delivery from the manufacturer. Additionally, we have committed to purchase $37.7 million of helicopter parts by October 31, 2015 and $80.7 million of heavy helicopters from Airbus Helicopters prior to December 31, 2016.
Variable Interest Entities
The Company has variable interest in entities that are not consolidated, as we are not the primary beneficiary, which provide operating lease financing to us and an entity that provides flying services to third party customers. At April 30, 2015, the Company had operating leases for 102 helicopters with variable interest entities that were not consolidated. See Note 3(b)(ii) of the audited annual consolidated financial statements for the fiscal years ended April 30, 2013, 2014 and 2015 included elsewhere in this Annual Report on Form 10-K.
Guarantees
The Company has provided limited guarantees to third parties under some of its operating leases relating to a portion of the residual helicopter values at the termination of the leases. The leases have terms expiring between fiscal 2016 and 2024. At April 30, 2015, the Company’s exposure under the asset value guarantees including guarantees in the form of funded and unfunded residual value guarantees is approximately $251.0 million.
Contingencies
The Company has exposure for certain legal matters as disclosed in Note 26 of the audited annual consolidated financial statements for the years ended April 30, 2013, 2014 and 2015 included elsewhere in this Annual Report on Form 10-K. There have been no material changes in our exposure to contingencies.

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

Contractual Adjusted EBITDA is a non-GAAP financial measure which is calculated based on the consolidated results of CHC Group Ltd. and on the consolidated results of our subsidiary 6922767 Holding S.à.r.l. in order to satisfy the requirements of our obligations under the above noted arrangements. Contractual Adjusted EBITDA is calculated by adding to or subtracting from the consolidated net earnings (loss) of CHC Group Ltd and our subsidiary 6922767 Holding S.à.r.l., certain of the adjustment items permitted in calculating covenant compliance under the applicable indenture governing our senior secured notes, our senior unsecured notes and our existing senior secured revolving credit facility. We describe these adjustments to net earnings (loss) in the table below. Contractual Adjusted EBITDA is a supplemental measure of our ability to service indebtedness that is not required by, or presented in accordance with, U.S. GAAP.

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
Set forth below is a reconciliation of net loss to Contractual Adjusted EBITDA derived from the consolidated financial statements of CHC Group Ltd. and from the consolidated financial statements of our subsidiary 6922767 Holding S.à.r.l. for the fiscal year ended April 30, 2015. As of April 30, 2015, we were in compliance with all financial covenants contained in the agreements governing our outstanding indebtedness.

(In thousands of U.S. dollars)	For the year ended April 30, 2015
	6922767 Holding S.à.r.l	CHC Group Ltd.
Net loss	$(753,860)	$(794,760)
Earnings from equity accounted investees, net of cash distributions received	(3,707)	(3,707)
Fixed charges (i)	108,814	108,835
Other financing charges	61,606	60,640
Income tax expense	24,630	24,607
Amortization	143,653	143,653
Asset impairment charge (ii)	553,650	553,650
Loss on disposal of assets	13,407	13,407
Restructuring costs	63,758	82,950
Business optimization costs	1,923	1,923
Stock-based compensation expense	4,161	9,543
Amortization of deferred charges (iii)	3,613	3,613
Amortization of advanced helicopter rental payments	5,037	5,037
Unusual/non-recurring costs (iv)	9,220	9,220
Investment/acquisition/permitted disposal (v)	905	6,107
Pension adjustment (vi)	(17,080)	(17,080)
Pro-forma capital lease adjustment (vii)	—	—
Contractual Adjusted EBITDA (viii)	$219,730	$207,638

(i)
Fixed charges include interest expense, the interest component of payments associated with capital lease obligations, net of interest income, and pro-forma adjustments as per the applicable indenture governing the senior secured notes and the senior unsecured notes. The amortization of debt issuance costs and financing fees are excluded from fixed charges.

(ii)	Asset impairment charge includes impairment of funded residual value guarantees, impairment of assets held for sale, impairment of assets held for use and impairment of intangible assets.

(iii)	Amortization of initial costs on leased helicopters.

(iv)	Unusual or non-recurring costs that include professional fees.

(v)	Costs incurred related to potential investment, acquisitions and divestitures.

(vi)	This is an adjustment to arrive at the current service cost of the pension.

(vii)	This is a pro-forma adjustment resulting from the capitalization of certain operating leases.

(viii)
Contractual Adjusted EBITDA for the periods presented does not include the pro forma effect of helicopter acquisitions or disposals. However, the new revolving credit facility and the applicable indenture governing the senior secured notes and the senior unsecured notes permit us to calculate Contractual Adjusted EBITDA for purposes of the applicable covenants contained therein, giving pro-forma effect to helicopter acquisitions, net of disposals.

Critical Accounting Policies and Estimates
The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Areas where significant estimates and assumptions have been made include: classification of helicopter leases as operating or capital leases, consolidation of variable interest entities, property and equipment depreciation and impairment, goodwill and intangible impairment, pension benefits, contingent liabilities, income taxes and stock-based compensation expense.
Classification of helicopter leases as operating or capital leases
In assessing the lease classification of a helicopter lease as operating or capital, management makes significant judgments and assumptions in determining the discount rate, fair value of the helicopter, estimated useful life and residual value. Changes in any of these assumptions at the lease inception or modification date could change the initial classification of the lease.
Consolidation of variable interest entities (“VIEs”)
We are required to consolidate a VIE if we are determined to be its primary beneficiary. Significant judgments are made in assessing whether we are the primary beneficiary, including determination of the activities that most significantly impact the VIE’s economic performance. This significant judgment is discussed further in Note 3 of our audited annual consolidated financial statements for the fiscal years ended April 30, 2013, 2014 and 2015 included elsewhere in this Annual Report on Form 10-K.
Property and equipment depreciation and impairment
Flying assets are amortized to their estimated residual value over their estimated useful life of 10-25 years, with the residual value used in the calculation of depreciation being 50%. The estimated service lives and associated residual values are based on management estimates including an analysis of future values of the helicopters and our experience. The estimated service lives and associated residual values of helicopters are reviewed when there are indicators that a change in estimate may be necessary. Rotable and repairable assets are recorded at cost and are amortized on a pooled basis to their estimated residual value on either a 50% declining balance basis for shop replaceable assets or a 20% declining balance basis for line replaceable assets. When components are retired or otherwise disposed of in the ordinary course of business, their original cost, net of salvage or sale proceeds, is charged to accumulated depreciation.
In addition, we review the carrying amounts of the property and equipment either on an annual basis or earlier when the asset is classified as held for sale or when events or circumstances indicate that the carrying amount of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.
Long-lived assets that have been classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell and are not amortized once they are classified as held for sale. An impairment loss is recognized as the excess of the carrying amount over the fair value less costs to sell. In the years ended April 30, 2013, 2014, and 2015, we recorded impairment charges of $12.2 million, $18.5 million and $5.5 million on assets classified as held for sale.
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
For the year ended April 30, 2013 and 2014, we recorded impairment charges of $8.4 million and $5.5 million on assets held for use, as their carrying values were not deemed to be recoverable as a strategic decision was made to exit certain helicopter types upon completion of their flying obligations. During the year ended April 30, 2015, we recorded impairment charges of $128.0 million on assets held for use, as we decided to accelerate our exit from certain older technology helicopter types as we continue with our fleet replacement strategy to better meet our customer demands for newer technology helicopters and reduce the number of different helicopter types in our fleet. Impairment charges were recorded to write down the carrying value of held for use helicopters, the major airframe inspections of leased helicopters, related rotable parts and embedded equity to their fair values and the carrying value of held for sale helicopters to their fair value less costs to sell.
Goodwill and intangible asset impairment
The recoverability of goodwill and indefinite life intangible assets is assessed on an annual basis or more frequently if events or circumstances indicate that the carrying value may not be recoverable. Goodwill was assessed for impairment at the reporting unit level by comparing the carrying value of the reporting units with their fair value. All of our goodwill was contained in the Helicopter Services reporting unit.
The fair value of our reporting units was determined based on the present value of estimated future cash flows, discounted at a risk-adjusted rate. Management’s forecasts of future cash flows which incorporate anticipated future revenue growth and related expenses to support the growth and maintain its assets are used to calculate fair value. The discount rates used represent management’s estimate of the weighted average cost of capital for the reporting units considering the risks and uncertainty inherent in the cash flows of the reporting units and in our internally developed forecasts. The fair value of our reporting units is most significantly affected by the discount rate used, the expected future cash flows and the long-term growth rate. We operate in a competitive environment and derive a significant portion of revenue from the offshore oil and gas industry. The ability to win new contracts, earn forecast margins on those contracts, retain existing customers as well as the continued demand for flying services in the oil and gas market will affect our future cash flows and future growth. Relatively minor changes in estimated future cash flows, growth rates and discount rates could significantly affect the estimate of reporting unit fair value and the amount of impairment loss recognized, if any.
At February 1, 2013 and 2014, we performed our annual impairment test of goodwill and no charges for impairment were recognized as the fair value of the Helicopter Services reporting unit exceeded its carrying amount. As a result of deteriorating conditions in the oil and gas markets and related service sectors and a decline in our market capitalization we performed a two-step goodwill impairment test during fiscal 2015.
In the first step of the impairment test, we concluded that the carrying value of the Helicopter Services segment exceeded its fair value. Therefore, we performed the second step to determine the amount of the impairment loss by comparing the carrying value of goodwill against its implied fair value. The implied fair value of the goodwill was determined by allocating the fair value of Helicopter Services to all of its assets and liabilities as if Helicopter Services had been acquired in a business combination and its fair value was the purchase price paid to acquire Helicopter Services. Based on the analysis, there was no implied fair value of goodwill and goodwill impairment of $403.5 million was recorded, which represented the entire goodwill balance. The impairment of goodwill has been finalized for the fiscal year ended April 30, 2015.
The fair value of trademarks and trade names, which we have assessed as indefinite life intangible assets, is determined based on the present value of estimated future cash flows, discounted at a risk-adjusted rate. The fair value of trademarks and trade names is allocated to both our Helicopter Services and Heli-One segments. No impairment has been recognized in the years ended April 30, 2013, 2014 and 2015 for trademarks and trade names. The discount rate for the carrying value to exceed the fair value of the trade names and trademarks of Helicopter Services would be 24.9% and for Heli-One would be 32.1% for the year ended April 30, 2015.
Pension benefits
We maintain both funded and unfunded defined benefit employee pension plans for certain eligible employees. As of April 30, 2014 and 2015, we had an unfunded deficit of $76.6 million and $105.8 million. The pension expense (income) for the years ended April 30, 2013, 2014 and 2015 was $7.4 million, $(0.9) million and $0.6 million. The overall asset mix was 1% cash, 30% equities, 37% fixed income and 32% money market and other as of April 30, 2015. This asset mix varies by each plan.
Measuring our obligations under the plans and related periodic pension expense involves significant estimates. Our pension benefit costs are accrued based on our review of annual analyses performed by our actuaries. These factors include assumptions about the rate at which the pension obligation is discounted, the expected long-term rate of return on plan assets, the rate of future compensation increases and mortality rates. Both the discount rate and expected rate of return on plan assets require estimates and projections by management and can fluctuate from period to period. We have determined the discount rate using market based data in consultation with our actuaries. For the defined benefit pension plan of the United Kingdom the expected long-term rate of return on plan assets reflects the investment objective of 3.7% over a proxy return on a matching asset to the liabilities of the plan provided to the two investment advisors who manage the investment portfolio. For the defined benefit pension plans in Norway the overall expected long-term rates of return on plan assets have been determined in part by assessing current and expected asset allocations as well as historical and expected returns on various categories of the assets.

Such expected rates of return ignore short-term fluctuations. We believe these assumptions are appropriate based upon the mix of the investments and the long-term nature of the plans’ investments.
The weighted average discount rate of the various pension plans used to determine the pension benefit obligation and expense was 4.11% as of April 30, 2014 and 3.21% as of April 30, 2015.
The calculation of the estimate of the expected long-term rate of return on assets and additional discussion regarding pension and other post-retirement plans is described in Note 20 —Employee pension plans to our audited annual consolidated financial statements for the fiscal years ended April 30, 2013, 2014 and 2015 included elsewhere in this Annual Report on Form 10-K. The weighted average expected long-term rate of return on assets associated with our pension benefits was 6.57% at April 30, 2014 and 6.32% at April 30, 2015. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience.
The pension expense for the year ended April 30, 2015 was $0.6 million. An increase in the expected long-term return on plan assets or the discount rate would reduce pension plan expense, and vice versa. As an indication of the sensitivity of pension expense to the long-term rate of return assumption, a 1% decrease in this assumption would have increased pension expense for 2015 by approximately $8.0 million.
The actuarial assumptions used to determine pension benefits may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. Differing estimates may have a material impact on the amount of pension expense recorded and on the carrying value of prepaid pension costs and accrued pension obligations.
Contingent liabilities
We are subject to a variety of claims, lawsuits and investigations in the ordinary course of business as discussed in Note 26 to our audited annual consolidated financial statements for the fiscal years ended April 30, 2013, 2014 and 2015 included elsewhere in this Annual Report on Form 10-K. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Estimating liabilities and costs associated with these matters requires judgment and assessment based upon professional knowledge, experience of management and our internal and external legal counsel.
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
We have assessed the realization of the deferred income tax asset (net of allowance) related to income tax losses as more likely than not that the asset will not be realized. Judgment is required in determining whether the deferred tax assets will be realized in full or in part. At April 30, 2015, we had a valuation allowance of $305.1 million. The realization of the deferred tax asset was based on assumptions regarding the reversal of existing future tax liabilities and future earnings levels in the subsidiaries with accumulated losses, and an ability to implement tax planning measures.
Stock-based compensation expense
On December 16, 2013, our Board of Directors adopted a new equity compensation plan which permits us to grant non-qualified stock options, incentive stock options, share appreciation rights, restricted shares, restricted share units, other share based awards and performance compensation awards to certain eligible directors, officers, employees, consultants or advisors of the Company and its affiliates termed the CHC Group Ltd. 2013 Omnibus Incentive Plan (“2013 Incentive Plan”). This plan is in addition to our 2011 Management Equity Plan (“2011 Plan”) which 6922767 Holding (Cayman) Inc. ("Cayman Inc."), one of our shareholders adopted. The terms of the plans are described in Note 18 of our annual audited consolidated financial statements for the fiscal years ended April 30, 2013, 2014 and 2015 included elsewhere in this Annual Report on Form 10-K.
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
Recent Accounting Pronouncements
See Note 2 in the audited annual consolidated financial statements for the fiscal years ended April 30, 2013, 2014 and 2015 contained elsewhere in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

Item 7A.	Quantitative and qualitative disclosures about market risk
Interest Rate Risk
As of April 30, 2015 we have $1,169.9 million of debt outstanding excluding capital leases. The fair value of our fixed rate long-term debt fluctuates with changes in interest rates and has been estimated based on quoted market prices.
The following table provides information about our interest rate sensitive financial instruments by expected maturity date as of April 30, 2015:

(In thousands of U.S. dollars)	2016	2017	2018	2019	2020	thereafter	Fair value
Long-term debt
Fixed rate	$676	$725	$776	$832	$892	$1,165,984	$1,011,473
Average interest rate	6.93%	6.93%	6.93%	6.93%	6.93%	9.21%	—
Foreign Currency Risk
The Company is exposed to foreign exchange risk primarily from its subsidiaries which incur revenue and operating expenses in currencies other than U.S. dollars with the most significant being British Pound Sterling, Norwegian Kroner, Canadian dollars, Brazilian Real, Australian dollars and Euros. The Company monitors these exposures through its rigorous cash forecasting process and regularly enters into foreign exchange forward contracts to manage its exposure to fluctuations in expected future cash flows from foreign operations and anticipated transactions in currencies other than the functional currency. In particular, the Company has entered into forward foreign exchange contracts to manage its exposure to anticipated payroll transaction costs incurred in Canadian dollars and helicopter purchase commitments incurred in Euros. In addition, the Company manages its exposure to foreign operations by attempting to match the contract currency for its flying services contracts with currency of the underlying costs of providing the services whenever possible.

The following table provide information about our foreign exchange sensitive financial instruments, all of which are recorded in entities with U.S. functional currency, by expected maturity as of April 30, 2015:

(In thousands of U.S. dollars, unless otherwise noted)	2016	2017	2018	2019	2020	thereafter	Fair value
Long-term debt denominated in foreign currencies:
Fixed rate (CAD)	$676	$725	$776	$832	$892	$24,305	$28,206
Average interest rate	6.93%	6.93%	6.93%	6.93%	6.93%	6.93%	—
Forward contracts to sell U.S. dollars and buy foreign currencies (in thousands):
Notional amount	CAD111,000	CAD 83,000	CAD 34,000	—	—	—	$(15,220)
Average contract rate	1.09	1.13	1.21	—	—	—	—
Notional amount	EUR 42,051	—	—	—	—	—	$(7,405)
Average contract rate	1.30	—	—	—	—	—	—
Forward contracts to sell Pounds Sterling and buy foreign currencies (in thousands):
Notional amount	EUR 23,000	EUR 8,000	—	—	—	—	$(5,564)
Average contract rate	0.86	0.85	—	—	—	—	—
Firmly committed sales contracts, forecasted payroll transactions and helicopter and inventory purchase commitments denominated in foreign currencies are not included in the above table. Trade accounts payable and receivable have been excluded because their carrying amounts approximate fair value.

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
Credit risk arises on the Company’s trade receivables from the unexpected loss in cash and earnings when a customer cannot meet its obligation to the Company or the value of security provided declines. To mitigate trade credit risk, the Company has developed credit policies which include the review, approval and monitoring of new customers, credit evaluations and credit limits.
For more information on our major customers, see "Item 1. Business - Customers and Contracts” included elsewhere in this Annual Report on Form 10-K.

Item 8.	Financial statements and supplementary data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of CHC Group Ltd.
We have audited the accompanying consolidated balance sheets of CHC Group Ltd. (“the Company”) as of April 30, 2014 and 2015, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended April 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CHC Group Ltd. at April 30, 2014 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2015 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CHC Group Ltd.'s internal control over financial reporting as of April 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 30, 2015 expressed an unqualified opinion thereon.

Vancouver, Canada	/s/ Ernst & Young LLP
June 30, 2015	Chartered Accountants

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of CHC Group Ltd.
We have audited CHC Group Ltd.’s (“the Company”) internal control over financial reporting as of April 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CHC Group Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, CHC Group Ltd. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CHC Group Ltd. as of April 30, 2014 and 2015, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended April 30, 2015 and our report dated June 30, 2015 expressed an unqualified opinion thereon.

Vancouver, Canada	/s/ Ernst & Young LLP
June 30, 2015	Chartered Accountants

CHC Group Ltd.
Consolidated Balance Sheets
(Expressed in thousands of United States dollars)

	April 30, 2014	April 30, 2015
Assets
Current assets:
Cash and cash equivalents	$302,522	$134,297
Receivables, net of allowance for doubtful accounts of $2.3 million and $1.7 million, respectively (notes 3 and 11)	292,339	241,624
Income taxes receivable	28,172	14,191
Deferred income tax assets (note 16)	60	416
Inventories (note 10)	130,891	117,748
Prepaid expenses	27,683	28,742
Other assets (notes 4 and 12)	49,209	67,870
	830,876	604,888
Property and equipment, net (notes 4 and 5)	1,050,759	951,554
Investments (note 9)	31,351	33,293
Intangible assets (notes 4 and 7)	177,863	169,598
Goodwill (note 4)	432,376	—
Restricted cash	31,566	19,333
Other assets (notes 4 and 12)	519,306	458,156
Deferred income tax assets (note 16)	3,381	1,333
Assets held for sale (notes 4 and 6)	26,849	13,424
	$3,104,327	$2,251,579
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Payables and accruals	$355,341	$275,944
Deferred revenue	30,436	40,949
Income taxes payable	41,975	42,000
Deferred income tax liabilities (note 16)	98	43
Current facility secured by accounts receivable (note 3)	62,596	43,379
Other liabilities (note 13)	55,170	102,100
Current portion of long-term debt obligations (note 14)	4,107	3,624
	549,723	508,039
Long-term debt obligations (note 14)	1,546,155	1,215,655
Deferred revenue	81,485	64,387
Other liabilities (note 13)	287,385	273,274
Deferred income tax liabilities (note 16)	10,665	8,927
Total liabilities	2,475,413	2,070,282
Redeemable non-controlling interests (note 3(a)(i))	(22,578)	16,940
Redeemable convertible preferred shares: Par value $0.0001 (notes 1 and 19):
Authorized: 6,000,000; Issued: none and 617,045	—	589,823
Capital stock: Par value $0.0001 (note 17):
Authorized: 1,994,000,000; Issued: 80,519,484 and 81,249,359	8	8
Additional paid-in capital (notes 1, 3(a)(i) and 18)	2,039,371	1,961,007
Deficit	(1,265,103)	(2,070,254)
Accumulated other comprehensive loss	(122,784)	(316,227)
	651,492	(425,466)
	$3,104,327	$2,251,579
See accompanying notes to consolidated financial statements.
See table in Note 3(a)(i) for certain amounts included in the Consolidated Balance Sheets related to variable interest entities.

CHC Group Ltd.
Consolidated Statements of Operations
(Expressed in thousands of United States dollars)

	For the year ended
	April 30, 2013	April 30, 2014	April 30, 2015
Revenue	$1,743,847	$1,764,979	$1,707,699
Operating expenses:
Direct costs	(1,391,837)	(1,460,037)	(1,444,532)
Earnings from equity accounted investees (note 9)	4,718	7,240	11,069
General and administration costs	(74,113)	(95,087)	(83,857)
Depreciation	(131,926)	(144,573)	(143,653)
Restructuring expense (note 8)	(10,976)	—	(80,347)
Asset impairments (note 4)	(29,981)	(25,933)	(553,650)
Loss on disposal of assets	(15,483)	(6,631)	(13,407)
	(1,649,598)	(1,725,021)	(2,308,377)
Operating income (loss)	94,249	39,958	(600,678)
Interest on long-term debt	(127,199)	(153,222)	(126,481)
Foreign exchange loss	(11,383)	(6,028)	(25,153)
Other financing charges (note 15)	(18,729)	(23,253)	(17,841)
Loss from continuing operations before income tax	(63,062)	(142,545)	(770,153)
Income tax expense (note 16)	(54,452)	(28,374)	(24,607)
Loss from continuing operations	(117,514)	(170,919)	(794,760)
Earnings from discontinued operations, net of tax (note 6)	1,025	—	—
Net loss	$(116,489)	$(170,919)	$(794,760)
Net earnings (loss) attributable to:
Controlling interest	$(119,436)	$(172,548)	$(805,151)
Non-controlling interests	2,947	1,629	10,391
Net loss	$(116,489)	$(170,919)	$(794,760)

Net loss available to common stockholders (note 17)	$(119,436)	$(172,548)	$(901,520)

Net loss per ordinary share available to common stockholders – basic and diluted (note 17):
Continuing operations	$(2.59)	$(3.09)	$(11.17)
Discontinued operations	$0.02	$—	$—
Net loss per ordinary share	$(2.57)	$(3.09)	$(11.17)

Weighted average number of ordinary shares outstanding - basic and diluted	46,519,484	55,919,484	80,728,600

See accompanying notes to consolidated financial statements.

CHC Group Ltd.
Consolidated Statements of Comprehensive Loss
(Expressed in thousands of United States dollars)

	For the year ended
	April 30, 2013	April 30, 2014	April 30, 2015
Net loss	$(116,489)	$(170,919)	$(794,760)
Other comprehensive earnings (loss):
Net foreign currency translation adjustments	(3,958)	(18,209)	(148,113)
Net change in defined benefit pension plan, net of income tax of $(0.5) million, $nil million and $(1.1) million	(36,996)	(32,206)	(80,738)
Net change in cash flow hedges	(169)	—	—
Comprehensive loss	$(157,612)	$(221,334)	$(1,023,611)
Comprehensive loss attributable to:
Controlling interest	$(147,675)	$(205,497)	$(998,594)
Non-controlling interests	(9,937)	(15,837)	(25,017)
Comprehensive loss	$(157,612)	$(221,334)	$(1,023,611)
See accompanying notes to consolidated financial statements.

CHC Group Ltd.
Consolidated Statements of Cash Flows
(Expressed in thousands of United States dollars)

	For the year ended
	April 30, 2013	April 30, 2014	April 30, 2015
Cash provided by (used in):
Operating activities:
Net loss	$(116,489)	$(170,919)	$(794,760)
Earnings from discontinued operations, net of tax	1,025	—	—
Loss from continuing operations	(117,514)	(170,919)	(794,760)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation	131,926	144,573	143,653
Loss on disposal of assets	15,483	6,631	13,407
Asset impairments	29,981	25,933	553,650
Earnings from equity accounted investees less dividends received	(2,669)	(3,930)	(8,195)
Deferred income taxes	20,586	6,705	4,012
Non-cash stock-based compensation expense (note 18)	446	25,504	11,520
Amortization of unfavorable contract credits	(2,842)	—	—
Amortization of lease related fixed interest rate obligations	(2,803)	(1,226)	(338)
Net loss on debt extinguishment (note 15)	—	7,668	11,340
Amortization of long-term debt and lease deferred financing costs	9,952	12,770	9,906
Non-cash accrued interest income on funded residual value guarantees	(6,990)	(6,085)	(4,941)
Mark to market loss (gain) on derivative instruments	405	3,648	(25,879)
Non-cash defined benefit pension expense (income) (note 20)	7,398	(879)	563
Defined benefit contributions and benefits paid	(46,673)	(44,980)	(45,823)
Decrease (increase) to deferred lease financing costs	(4,076)	(6,845)	1,019
Unrealized loss on foreign currency exchange translation	6,290	7,213	18,540
Other	9,765	3,811	(8,057)
Change in cash resulting from changes in operating assets and liabilities (note 22)	(47,462)	2,737	44,945
Cash provided by (used in) operating activities	1,203	12,329	(75,438)

CHC Group Ltd.
Consolidated Statements of Cash Flows (continued)
(Expressed in thousands of United States dollars)

	For the year ended
	April 30, 2013	April 30, 2014	April 30, 2015
Financing activities:
Sold interest in accounts receivable, net of collections	$7,262	$8,122	$(9,860)
Net proceeds from issuance of capital stock	—	317,804	—
Proceeds from issuance of senior secured notes	202,000	—	—
Proceeds from issuance of senior unsecured notes	—	300,000	—
Net proceeds from issuance of redeemable convertible preferred shares	—	—	572,779
Long-term debt proceeds	1,168,745	760,000	325,000
Long-term debt repayments	(1,178,035)	(889,527)	(330,910)
Redemption and repurchases of senior secured notes	—	(133,900)	(158,681)
Redemption and repurchases of senior unsecured notes	—	—	(165,995)
Increase in deferred financing costs	(3,971)	(14,296)	—
Distribution paid to non-controlling interest (note 3(a)(i))	—	—	(8,500)
Related party loans (note 24(c))	25,000	(25,148)	—
Cash provided by financing activities	221,001	323,055	223,833
Investing activities:
Property and equipment additions	(427,879)	(646,753)	(440,354)
Proceeds from disposal of property and equipment	353,341	618,282	167,737
Helicopter deposits net of lease inception refunds	(71,675)	(112,469)	(46,742)
Proceeds from sale of equity accounted investee (note 9)	—	—	4,488
Restricted cash	(5,753)	297	7,782
Cash used in investing activities	(151,966)	(140,643)	(307,089)
Cash provided by (used in) continuing operations	70,238	194,741	(158,694)
Cash flows provided by (used in) discontinued operations:
Cash flows provided by operating activities	1,025	—	—
Cash flows used in financing activities	(1,025)	—	—
Cash provided by (used in) discontinued operations	—	—	—
Effect of exchange rate changes on cash and cash equivalents	(2,076)	(16,020)	(9,531)
Change in cash and cash equivalents during the year	68,162	178,721	(168,225)
Cash and cash equivalents, beginning of year	55,639	123,801	302,522
Cash and cash equivalents, end of year	$123,801	$302,522	$134,297
See accompanying notes to consolidated financial statements.

CHC Group Ltd.
Consolidated Statements of Shareholders' Equity (Deficit)
(Expressed in thousands of United States dollars)

	Capital stock	Additional paid-in capital	Deficit	Accumulated other comprehensive loss (note 17)	Total shareholders' equity (deficit)	Redeemable non- controlling interests	Redeemable convertible preferred shares
April 30, 2012	$5	$1,695,620	$(973,119)	$(61,596)	$660,910	$1,675	$—
Net change in cash flow hedges	—	—	—	(169)	(169)	—	—
Foreign currency translation	—	—	—	(3,824)	(3,824)	(134)	—
Stock-based compensation expense (note 18)	—	446	—	—	446	—	—
Defined benefit plan, net of income tax benefit of $(0.5) million	—	—	—	(24,246)	(24,246)	(12,750)	—
Net earnings (loss)	—	—	(119,436)	—	(119,436)	2,947	—
April 30, 2013	5	1,696,066	(1,092,555)	(89,835)	513,681	(8,262)	—
Issuance of capital stock (note 17)	3	317,801	—	—	317,804	—	—
Capital contribution by shareholder	—	—	—	—	—	1,521	—
Foreign currency translation	—	—	—	(14,428)	(14,428)	(3,781)	—
Stock-based compensation expense (note 18)	—	25,504	—	—	25,504	—	—
Defined benefit plan, net of income tax benefit of $nil million	—	—	—	(18,521)	(18,521)	(13,685)	—
Net earnings (loss)	—	—	(172,548)	—	(172,548)	1,629	—
April 30, 2014	8	2,039,371	(1,265,103)	(122,784)	651,492	(22,578)	—
Issuance of redeemable convertible preferred shares (notes 1 and 19)	—	—	—	—	—	—	572,779
Capital contribution by shareholder	—	—	—	—	—	195	—
Foreign currency translation	—	—	—	(148,455)	(148,455)	342	—
Stock-based compensation expense (note 18)	—	11,520	—	—	11,520	—	—
Defined benefit plan, net of income tax benefit of $(1.1) million	—	—	—	(44,988)	(44,988)	(35,750)	—
Redeemable convertible preferred share dividends (note 1)	—	(17,044)	—	—	(17,044)	—	17,044
Distribution paid to non-controlling interest (note 3(a)(i))	—	—	—	—	—	(8,500)	—
Adjustment of redeemable non-controlling interest to redemption amount (note 3(a)(i))	—	(72,840)	—	—	(72,840)	72,840	—
Net earnings (loss)	—	—	(805,151)	—	(805,151)	10,391	—
April 30, 2015	$8	$1,961,007	$(2,070,254)	$(316,227)	$(425,466)	$16,940	$589,823
See accompanying notes to consolidated financial statements.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

1.	Operations and preferred share financing:
These consolidated financial statements include the results of CHC Group Ltd. and its subsidiaries (the “Company”, “we”, “us” or “our”) for the three years ended April 30, 2015.
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
On August 21, 2014, CHC Group Ltd. and its subsidiaries entered into an investment agreement with funds managed by Clayton, Dubilier & Rice (“CD&R”) for an investment of up to $600.0 million in us by means of a purchase of Redeemable Convertible Preferred Shares, with a par value of $0.0001, (“preferred shares”) in a private placement (the "Private Placement") at a purchase price of $1,000 per share. The preferred shares purchased under the investment agreement consisted of (i) upon the first closing, a number of preferred shares, which, if converted to ordinary shares immediately, constituted 19.9% of our total ordinary shares issued and outstanding immediately prior to the issuance of the preferred shares, less preferred shares issuable in lieu of preferred dividends in cash on the first two preferred dividend payment dates, (ii) upon the second closing, 500,000 preferred shares, less the preferred shares sold upon the first closing, and (iii) upon the third closing, 100,000 preferred shares, less the preferred shares sold in the rights offering to holders of our ordinary shares (discussed below).
On October 30, 2014, upon the first closing, the Company issued and sold to CD&R 116,000 preferred shares, representing approximately 16.0% of our ordinary shares on an as-converted basis as of such date raising $110.2 million which is net of direct transaction costs of $5.8 million. Immediately following the first closing, the ownership of our former majority shareholder, 6922767 Holding (Cayman) Inc., an entity controlled by affiliates of First Reserve Corporation ("First Reserve"), was reduced to 48.1% of our ordinary shares on an as-converted basis as of such date.
On November 7, 2014, at an extraordinary general meeting of our shareholders, the Company's shareholders approved the issuance of the remaining preferred shares under the investment agreement. On November 12, 2014, upon the second closing, the Company issued and sold to CD&R 384,000 preferred shares raising gross proceeds of $384.0 million.
On November 24, 2014 the rights offering for Company shareholders to purchase up to 100,000 preferred shares was canceled as insufficient subscriptions were received from the Company's shareholders.
On December 15, 2014, upon the third closing, the Company issued and sold to CD&R 100,000 preferred shares raising gross proceeds of $100.0 million. Direct transaction costs of $21.4 million were incurred for the second and third closings.
On December 15, 2014, we paid CD&R a dividend-in-kind of $4.2 million through the issuance of 4,205 preferred shares and on March 15, 2015, we paid CD&R a dividend-in-kind of $12.8 million through the issuance of 12,840 preferred shares. As at April 30, 2015, CD&R holds 617,045 preferred shares.
In connection with the investment agreement our board of directors approved 6,000,000 authorized preferred shares be established out of the authorized preferred shares of capital stock, with a par value of $0.0001, and the Description of Preferred Shares, which sets forth the rights and restrictions of the preferred shares. Certain terms of the preferred shares are described in Note 19(b).

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
The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Areas where significant estimates and assumptions have been made include: classification of helicopter operating leases, consolidation of variable interest entities, property and equipment, goodwill and intangible asset impairment, pension benefits, restructuring, contingent liabilities, income taxes and stock-based compensation.
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
Items included in the financial statements of each consolidated entity are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The consolidated financial statements are presented in U.S. dollars, which is the functional currency of CHC Group Ltd. Significant subsidiaries have functional currencies of Pound Sterling (“£”), Norwegian Kroner (“NOK”), Australian dollars (“AUD”) and Euros (“€”).

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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

2.	Significant accounting policies (continued):
The currencies which most influence these translations and the relevant exchange rates were:

	2013	2014	2015
Average rates:
£/US $	1.573735	1.603279	1.593617
CAD/US $	0.996413	0.943245	0.869641
NOK/US $	0.172977	0.166484	0.146187
AUD/US $	1.031586	0.923832	0.858336
€/US $	1.286369	1.347860	1.237238
Period end rates, April 30:
£/US $	1.554011	1.688236	1.532635
CAD/US $	0.992851	0.912659	0.825151
NOK/US $	0.173352	0.168112	0.132107
AUD/US $	1.037033	0.928083	0.786616
€/US $	1.317017	1.386876	1.116181

(e)	Revenue:
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
Customers are usually invoiced in advance for MRO services performed under PBH contracts, with a portion of this revenue recognized on a monthly basis as hours are flown by the customer to reflect ongoing routine maintenance services provided. The balance is recognized as the scheduled major component overhauls are completed. Revenue that is allocated to the delivered items in the contract is limited to the amount that is not contingent on future performance. As further items are delivered in accordance with the contract, the contingent revenue is allocated to the delivery of the item that triggered recognition of the contingent revenue.
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
We have restricted cash that is retained to fund required claims reserves and bid bonds for our reinsurance subsidiary and deposits held as security for guarantees. In addition, cash that can only be used to support the securitization of transferred receivables and other purposes has been classified as restricted.

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
Property and equipment includes flying assets, facilities and equipment, which are initially recorded at cost, including capitalized interest, and are amortized over their estimated useful lives under the methods described below to their residual values. During the years ended April 30, 2014 and 2015, we capitalized interest of $1.5 million and $3.4 million, respectively, to buildings under construction and helicopter deposits.
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
Rotable and repairable assets are recorded at cost and are amortized on a pooled basis to their estimated residual value on either a 50% declining balance basis for shop replaceable assets or a 10% declining balance basis for line replaceable assets. When components are retired or otherwise disposed of in the ordinary course of business, their original cost, net of salvage or sale proceeds, is charged to accumulated depreciation.
Maintenance and repairs for owned and leased major components, spares and rotable and repairable parts are charged to direct costs as incurred.

(ii)	Facilities and equipment:
Facilities are composed of hangars, heliports and other buildings housing base operations and administrative support. Equipment includes repair and overhaul, manufacturing and base equipment and vehicles. Such owned facilities and equipment are recorded at cost and are amortized to their estimated residual value on a straight-line basis over 40 years and 3-10 years, respectively. Leasehold improvements associated with leased facilities and equipment are capitalized and amortized on a straight-line basis over the shorter of their estimated useful life and respective lease term.

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

(m)	Restructuring:
We are undergoing a comprehensive review of our operations and organizational structure with the view of reducing operating costs.
We recognize a liability for contractual termination benefits when the liability is both probable and estimable in accordance with ASC 712, Nonretirement Postemployment Benefits. We recognize a liability at fair value for one off termination costs associated with an exit or disposal activity when the liability is incurred in accordance with ASC 420, Exit or Disposal Cost Obligations.
We recognize a liability for excess helicopter operating lease obligations when we cease using the helicopter permanently in operations. The liability is measured at fair value based on the remaining lease rentals including any contractually required costs including, maintenance, adjusted for the effects of any prepaid or deferred items recognized under the lease. This liability is further reduced by estimated sublease rentals that could be reasonably obtained for the helicopter even if we do not intend to enter to a sublease.

(n)	Leases:

(i)	Lease classification:
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

(o)	Income taxes:
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

(p)	Employee benefits:

(i)	Pension costs and obligations:
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
Measuring our obligations under the plans and the related periodic pension expense involves significant estimates. These factors include assumptions about the rate at which the pension obligation is discounted, the expected long-term rate of return on plan assets, the rate of future compensation increases and mortality rates. The expected return on plan assets is determined using the fair value of the plan assets. Differing estimates may have a material impact on the amount of pension expense recorded and on the carrying value of prepaid pension costs and accrued pension obligations.

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

(q)	Financial instruments:

(i)	Transaction costs:
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
We enter into derivative contracts including foreign exchange forward contracts and interest swaps to manage our foreign exchange and interest rate risk. None of our derivative contracts are formally designated as hedges and are classified as held-for-trading and are recognized at fair value with the resulting gains and losses recognized in other financing charges in the statement of operations.
Certain of our customer contracts are denominated in a currency that is other than the functional currency of the parties to the contract. This gives rise to embedded derivatives which are accounted for as derivative financial instruments. These are measured at fair value with resulting gains and losses recorded in the statement of operations as an other financing charge.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

2.	Significant accounting policies (continued):

(r)	Net loss per ordinary share:
Basic loss per ordinary share is computed by dividing net loss available to common stockholders by the weighted average number of ordinary shares outstanding during the year. Net loss available to common stockholders is computed as net loss less dividends on redeemable convertible preferred shares, including undeclared or unpaid cumulative dividends, and the adjustment of redeemable non-controlling interest to its redemption amount. Diluted loss per ordinary share excludes options to purchase shares, restricted stock units, restricted stock awards and redeemable convertible preferred shares, which were outstanding during the year but were anti-dilutive.

(s)	Reporting of amounts reclassified out of accumulated other comprehensive loss:
We provide information about the effects on net loss of significant amounts reclassified out of each component of accumulated other comprehensive loss if those amounts are required under other accounting pronouncements to be reclassified to net loss in their entirety in the same reporting period. The amounts reclassified out of accumulated other comprehensive loss for defined benefit pension plans are included in the computation of net defined benefit pension plan expense (income) or restructuring expense (note 20). No other amounts are reclassified out of accumulated other comprehensive loss.

(t)	Comparative figures:
Certain comparative figures have been reclassified to conform to the financial presentation adopted for the current year.

(u)	Recent accounting pronouncements adopted:
On May 1, 2014, we adopted the accounting guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss or tax credit carryforward exists. This new guidance did not have an impact on our consolidated financial statements.

(v)	Recent accounting pronouncements not yet adopted:
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
Debt issuance costs:
In April 2015, the FASB issued new guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. The standard is effective for fiscal periods beginning after December 15, 2015, and interim periods therein and early application is permitted. We will adopt the standard on May 1, 2016. Companies are required to adopt the standard retrospectively. The standard will result in all deferred financing costs, excluding transaction costs incurred in connection with securing revolving credit facilities, currently recorded in other assets, being deducted from long-term debt obligations in our consolidated financial statements.

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
Consolidation:
In February 2015, the FASB issued amendments to the consolidation standard. The standard is effective for fiscal periods beginning after December 15, 2015, and interim periods therein and early application is permitted. We will adopt the standard on May 1, 2016. Companies can either apply the standard retrospectively or using a modified retrospective approach. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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
On October 30, 2014, the shareholders of EHOB entered into an amendment of the Shareholders' Agreement, originally entered into on September 17, 2008 by and among CHC Helicopter S.A., EHO Holdings S.à.r.l. and EHOB. The amendment amends the terms of the call option held by us over the Class A shareholder’s stock in EHOB and the put option held by the Class A shareholder which entitles the Class A shareholder to put its shares back to us. On the signing of the amendment we made a distribution of $8.5 million to the Class A shareholder which was recognized as a reduction in the redeemable non-controlling interest balance. Under the previous terms both the put and call were exercisable in certain circumstances including: liquidation, events of default, and if First Reserve ceases to hold a 50% interest in the Company.
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
The change in the exercise conditions for the options makes it probable that the non-controlling interest will become redeemable and accordingly it is recorded at its redemption value. We have elected to recognize any changes in the redemption value immediately as they occur and adjust the carrying amount of the redeemable non-controlling interest to equal the redemption value at the end of the reporting period. Reductions in the carrying amount of the redeemable non-controlling interest are only recorded if we have previously recorded increases in the carrying amount of the redeemable non-controlling interest. The change in redemption value is recognized in additional paid-in capital.
The redemption value of the redeemable non-controlling interest is based on a formula of $14.5 million plus an amount representing compounded interest, commencing October 31, 2014, which increases from 10% for the first year to 20% for the sixth year and thereafter. As of April 30, 2015, the redemption value of the redeemable non-controlling interest is $15.2 million.

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
CHC Helicopters Canada Inc. (“CHC Canada”)
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
On April 21, 2015, the Framework Agreement between the Nigerian Company and the Company was amended. The amendment amends the date the Nigerian Company can opt to receive 40% of the profits or losses or continue to receive only management fees. Previously, the Nigerian Company had to make the election in the fifth year of the agreement. Under the amendment the Nigerian Company can make the election at an unspecified future date. By November 1, 2015 both parties must agree upon the date when the election will be made. If no date is agreed upon by November 1, 2015 the Nigerian Company will be deemed to not have exercised its option and will receive only management fees. As the Nigerian Company is currently only entitled to management fees its risks and rewards are not representative of its equity interest. Until the Nigerian Company opts to receive 40% of profits or losses we continue to bear the risk for substantially all of the losses.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

3.	Variable interest entities (continued):
Under the terms of the agreement the Nigerian Company would not provide any additional funding to Atlantic Aviation as we funded all start-up costs. On April 21, 2015, the amendment resulted in the Nigerian Company waiving its entitlement to receive management fees from the inception date to April 30, 2016.
We have also entered into a put/call arrangement which gives us the right to purchase all of the Atlantic Aviation shares held by the Nigerian Company and the Nigerian Company the right to put its shares to us. The calls are exercisable in certain circumstances including: liquidation, events of default, and change of control of the Company or the Nigerian Company. The put is exercisable in the event the agreement is terminated with cause and the Nigerian Company does not continue the business of Atlantic Aviation. The price on the put/call arrangement is a multiple of the Nigerian Company’s management fees or its share of the preceding 12 months of profits of Atlantic Aviation. This is based on whether the Nigerian Company opts to receive 40% of the profits or losses or continue to receive only management fees.
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
Atlantic Aviation has an importation bond line with a third party bank for up to $3.0 million to be able to issue bonds to secure the importation of helicopters.
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

	April 30, 2014	April 30, 2015
EEA Helicopters Operations B.V.	$(24,100)	$15,223
Atlantic Aviation Limited and Atlantic Aviation FZE	1,522	1,717
	$(22,578)	$16,940
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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

3.	Variable interest entities (continued):

	2014	2015
Cash and cash equivalents	$61,272	$128,744
Receivables, net of allowance	95,899	82,286
Other current assets	59,883	44,262
Goodwill	72,899	—
Other long-term assets	127,637	118,025
Total assets	$417,590	$373,317
Payables and accruals	$115,686	$79,382
Intercompany payables	305,843	135,285
Other current liabilities	36,111	21,280
Accrued pension obligations	67,410	73,102
Long-term intercompany payables	15,900	134,687
Other long-term liabilities	51,498	33,315
Total liabilities	$592,448	$477,051

	For the year ended
	April 30, 2013	April 30, 2014	April 30, 2015
Revenue	$1,056,349	$1,088,044	$1,067,663
Net loss	(24,844)	(14,687)	(22,612)

(ii)	Accounts receivable securitization:
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
The following table shows the assets and the associated liabilities related to our secured debt arrangements that are included in the consolidated financial statements:

	2014	2015
Restricted cash	$7,339	$2,634
Transferred receivables	83,022	62,488
Current facility secured by accounts receivable	62,596	43,379

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

3.	Variable interest entities (continued):

(iii)	Trinity Helicopters Limited:
As at April 30, 2015 we leased two helicopters from Trinity Helicopters Limited (“Trinity”), an entity considered to be a VIE. Prior to December 2011, Trinity was funded by an unrelated lender who was considered to be the primary beneficiary. In conjunction with our lease covenant negotiations, we agreed to purchase the helicopters off lease from the lender. Instead of outright purchasing the helicopters we loaned the lease termination sum to Trinity who used these funds to repay the financing from the unrelated lender and continued to lease the helicopters to us. The security interest in the helicopters was assigned to us.
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
The following table summarizes the amounts recorded for TAS in the consolidated balance sheet:

	April 30, 2014		April 30, 2015
	Carrying amounts	Maximum exposure to loss	Carrying amounts	Maximum exposure to loss
Accounts receivable	$4,962	$4,962	$4,398	$4,398
Equity method investment	21,548	21,548	25,022	25,022
As of April 30, 2013, 2014 and 2015, we leased 9, 9 and 8 helicopters to TAS, respectively, and provided crew, insurance, maintenance and base services. The total revenue earned from providing these services was $43.2 million, $47.9 million and $48.0 million for the years ended April 30, 2013, 2014 and 2015, respectively.

(ii)	Leasing entities:
Related party lessors:
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
The following table summarizes the amounts recorded in the consolidated statements of operations until December 18, 2014, the date of the above transaction:

	For the year ended
	April 30, 2013	April 30, 2014	April 30, 2015
Operating lease expense	$47,893	$50,362	$31,896
The following table summarizes the amounts recorded in the consolidated balance sheets prior to the December 18, 2014 transaction:

	April 30, 2014	April 30, 2015
Payables and accruals	$3,532	$—
Accounts receivable	12,610	—
Other VIE lessors:
At April 30, 2014, we leased 59 helicopters from seven different entities considered to be VIEs. As at April 30, 2015 we leased 102 helicopters from 24 different entities considered to be VIEs. All 59 and 102 leases were considered to be operating leases as at April 30, 2014 and 2015, respectively.
We have determined that the activity that most significantly impacts the economic performance of the lessor VIEs is the remarketing of the helicopters at the end of the lease term. As we do not have the power to make remarketing decisions, we have determined that we are not the primary beneficiary of the lessor VIEs.

4.	Asset impairments:

	For the year ended
	April 30, 2013	April 30, 2014	April 30, 2015
Impairment of property and equipment	$(8,421)	$(5,453)	$(128,043)
Impairment of assets held for sale	(12,164)	(18,486)	(5,528)
Impairment of receivables and funded residual value guarantees	(1,671)	(1,115)	(13,409)
Impairment of intangible assets	(7,725)	(879)	(3,134)
Impairment of goodwill	—	—	(403,536)
	$(29,981)	$(25,933)	$(553,650)
Impairment of goodwill
We assess the recoverability of goodwill and indefinite life intangible assets on an annual basis or more frequently if events or circumstances indicate that the carrying value may not be recoverable. We performed an interim two-step goodwill impairment test as at January 31, 2015, as a result of deteriorating conditions in the oil and gas and related service markets, as well as a decline in our market capitalization.
Goodwill is assessed for impairment at the reporting unit level by comparing the carrying value of the reporting units with their fair value. We have two reporting units; Helicopter Services and Heli-One. All of our goodwill was attributable to Helicopter Services.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

4.	Asset impairments (continued):
In the first step of the impairment test, we concluded that the carrying value of the Helicopter Services segment exceeded its fair value. Therefore, the Company performed a second step to determine the amount of the impairment loss by comparing the carrying value of goodwill against its implied fair value. Based on the analysis there was no implied fair value of goodwill and a preliminary goodwill impairment of $403.5 million was recorded. The impairment is final as of April 30, 2015.
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
Impairment of property and equipment, assets held for sale, funded residual value guarantees and intangible assets
During the year ended April 30, 2015, we decided to accelerate our exit from certain older technology helicopter types as we continue with our fleet replacement strategy to better meet our customer demands for newer technology helicopters and reduce the number of different helicopter types in our fleet. Impairment charges were recorded to write down the carrying value of held for use helicopters, the major airframe inspections of leased helicopters, related rotable parts and embedded equity to their fair values and the carrying value of held for sale helicopters to their fair value less costs to sell. The carrying values of funded residual value guarantees were written down where we believe that as a result of the decline in helicopter values the guarantees will not be recoverable.
Impairment charges were recorded to write down the carrying value of nine helicopters and four helicopters held for use, coming off contract and with no plan to redeploy them, to their fair values during the years ended April 30, 2013 and 2014, respectively. During the year ended April 30, 2015 impairment charges were recorded to write down the carrying value of 40 helicopters held for use, the major airframe inspections of five leased helicopters and related rotable parts.
Impairment charges were recorded during the years ended April 30, 2013, 2014 and 2015 for 18 helicopters, 19 helicopters and eight helicopters and one building held for sale, respectively.
The fair value of the helicopters, related rotable parts and buildings was determined using a market approach. Inputs were estimated based on correspondence with helicopter brokers, historical experience with sales, recent transactions involving similar assets, and internal expertise related to the current marketplace conditions. Unobservable inputs obtained from third parties are adjusted as necessary for the condition and attributes of the specific helicopter type. As the fair value assessment reflects both observable and unobservable inputs, it was determined to be a non-recurring Level 3 fair value measurement.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

5.	Property and equipment:
The cost and related accumulated depreciation of our flying assets, equipment and facilities are as follows:

	Property and equipment			Total
	Flying Assets	Equipment	Facilities
At April 30, 2014:
Cost	$1,163,639	$125,991	$144,706	$1,434,336
Accumulated depreciation	(287,591)	(52,545)	(43,441)	(383,577)
Net book value	$876,048	$73,446	$101,265	$1,050,759
At April 30, 2015:
Cost	$934,145	$117,318	$133,931	$1,185,394
Accumulated depreciation	(120,346)	(64,234)	(49,260)	(233,840)
Net book value	$813,799	$53,084	$84,671	$951,554
The capitalized computer software costs included in equipment above are $10.8 million and $10.1 million for the years ended April 30, 2014 and 2015, respectively. Depreciation related to capitalized computer software costs totaled $2.1 million, $3.0 million, and $2.9 million for the years ended April 30, 2013, 2014 and 2015, respectively.
The flying assets under capital lease included above are as follows:

	2014	2015
Flying assets under capital lease:
Cost	$70,118	$61,358
Accumulated depreciation	(1,443)	(3,169)
	$68,675	$58,189
Depreciation related to flying assets under capital lease totaled $1.2 million, $1.8 million, and $2.6 million for the years ended April 30, 2013, 2014 and 2015, respectively.

6.	Assets held for sale and discontinued operations:

(a)	Assets held for sale:
We have classified certain assets such as helicopters and buildings as held for sale during the year as these assets are ready for immediate sale and management expects these assets to be sold within one year.

	2014		2015
	# Helicopters		# Helicopters
Helicopters held for sale:
Book value, beginning of year	14	$30,206	11	$25,426
Classified as held for sale, net of impairment	15	28,461	2	968
Sales	(8)	(18,369)	(6)	(15,511)
Reclassified as held for use	(10)	(14,264)	(2)	(1,890)
Foreign exchange		(608)		(304)
Helicopters held for sale	11	25,426	5	8,689
Buildings held for sale	—	1,423	—	4,735
Total assets held for sale		$26,849		$13,424
The helicopters classified as held for sale are older technology helicopters that are being divested by us. The buildings classified as held for sale are the result of relocation of certain of our base operations. During the year ended April 30, 2015, two helicopters were reclassified to assets held for use from held for sale as we determined that we would obtain a higher value from using these helicopters as parts within the business than selling them in the external market.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

6.	Assets held for sale and discontinued operations (continued):

(b)	Discontinued operations:
In fiscal 2011 we committed to a plan to sell our Composites business. In March, 2012, the Composites business was sold to a third party for $750,000. There is no continuing involvement after the disposition. This has been classified as a discontinued operation in the consolidated statements of operations. The earnings from discontinued operations of $1.0 million for the year ended April 30, 2013 relates to direct costs.

7.	Intangible assets:

	Definite life	Indefinite life		Total
	Embedded equity in lease contracts	Trade names and trademarks	Safety manuals, AOCs and operating licenses
Cost:
Balance, April 30, 2013	$123,914	$179,900	$5,450	$309,264
Embedded equity in lease contracts realized	(18,700)	—	—	(18,700)
Foreign exchange	(387)	—	19	(368)
Balance, April 30, 2014	104,827	179,900	5,469	290,196
Embedded equity in lease contracts realized	(4,606)	—	—	(4,606)
Foreign exchange	(126)	—	(399)	(525)
April 30, 2015	$100,095	$179,900	$5,070	$285,065
Impairment losses:
Balance, April 30, 2013	$(86,454)	$(25,000)	$—	$(111,454)
Impairment loss (note 4)	(879)	—	—	(879)
Balance, April 30, 2014	(87,333)	(25,000)	—	(112,333)
Impairment loss (note 4)	(3,134)	—	—	(3,134)
April 30, 2015	$(90,467)	$(25,000)	$—	$(115,467)
Net book value:
April 30, 2014	$17,494	$154,900	$5,469	$177,863
April 30, 2015	9,628	154,900	5,070	169,598

8.	Restructuring:
We are undergoing a comprehensive review of our operations, organizational structure and fleet with the view to reducing operating costs. In connection with the ongoing review, we have incurred restructuring expenses consisting of employee related severance costs and other associated costs and the majority of these payments will be made in fiscal 2016. We have also incurred restructuring expenses related to contractual lease, maintenance and other costs on specific older technology leased helicopters we have permanently ceased use of in operations and do not form part of our prospective fleet strategy. The majority of the lease obligations will expire by fiscal 2018 and form a component of our contractual lease commitments (note 25). On an ongoing basis we are monitoring our market environment and where necessary, may incur additional restructuring expenses.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

8.	Restructuring (continued):
The following table summarizes the restructuring expense and liability for the year ended and as at April 30, 2015:

	Employee related severance costs and other	Lease costs	Total
Restructuring expense	$35,943	$44,404	$80,347
Non-cash charges and foreign exchange (i)	(5,203)	4,553	(650)
Cash payments	(6,911)	(374)	(7,285)
Balance as at April 30, 2015	$23,829	$48,583	$72,412

(i)
Included within employee related severance costs is the acceleration of the vesting of stock options for certain terminated employees (note 18) and the settlement of the Netherlands defined benefit plan (note 20). The related asset and liability balances for the leased helicopters we have ceased to use were written off to the lease restructuring expenses.

9.	Investments:

	Percentage ownership	2014	2015
Equity accounted investments:
TAS	29.9%	$21,548	$25,022
Luchthaven Den Helder C.V.	50%	9,079	8,270
Helideck Certification Agency	50%	723	—
		31,350	33,292
Other, at cost		1	1
Total		$31,351	$33,293
There is no quoted market value available for the investments accounted under the equity method.
Of our consolidated deficit, $9.9 million and $14.1 million relates to undistributed earnings of equity method investees as at April 30, 2014 and 2015, respectively. We received dividends from our equity accounted investments of $2.0 million, $3.3 million and $2.9 million for the years ended April 30, 2013, 2014 and 2015. During the year ended April 30, 2015 we sold our interest in Helideck Certification Agency for $4.5 million. A gain on the sale of $4.1 million was recognized in earnings from equity accounted investees.

10.	Inventories:

	2014	2015
Work-in-progress for long-term maintenance contracts under completed contract accounting	$3,790	$7,551
Consumables	136,036	118,339
Provision for obsolescence	(8,935)	(8,142)
	$130,891	$117,748

11.	Accounts receivable:
The allowance for doubtful accounts continuity schedule is as follows:

	2014	2015
Balance, beginning of the year	$(4,303)	$(2,315)
Additional allowances	(1,064)	(1,384)
Net write-offs and collections	3,052	1,953
Balance, end of the year	$(2,315)	$(1,746)

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

12.	Other assets:

	2014	2015
Current:
Helicopter operating lease funded residual value guarantees (a) (note 4)	$6,845	$24,349
Foreign currency embedded derivatives (b) (note 21)	805	11,754
Mobilization costs	8,776	8,179
Deferred financing costs	8,986	8,126
Prepaid helicopter rentals	4,874	4,166
Residual value guarantees	4,007	2,861
Foreign currency forward contracts (b) (note 21)	2,306	492
Other receivable	12,610	7,943
	$49,209	$67,870
Non-current:
Helicopter operating lease funded residual value guarantees (a) (note 4)	$208,870	$202,209
Helicopter deposits	99,372	70,123
Security deposits	34,923	38,695
Deferred financing costs	57,297	38,459
Foreign currency embedded derivatives (b) (note 21)	3,432	22,243
Long-term income tax receivable	—	19,490
Prepaid helicopter rentals	16,327	15,941
Accrued pension asset (note 20)	45,816	15,091
Mobilization costs	26,238	14,760
Pension guarantee assets (note 20)	9,835	8,521
Residual value guarantees	15,695	8,441
Foreign currency forward contracts (b) (note 21)	192	775
Other	1,309	3,408
	$519,306	$458,156

(a)	Helicopter operating lease funded residual value guarantees:
The helicopter operating lease funded residual value guarantees includes amounts due from lessors on the financing of 69 helicopters and 61 helicopters under operating leases as at April 30, 2014 and 2015, respectively. Such guarantees bear interest at 0% to 10% for each of the years ended April 30, 2014 and 2015 with principal and accrued interest due at maturity. These guarantees mature between fiscal 2016 and 2022. During the years ended April 30, 2013, 2014 and 2015, we recognized $7.0 million, $6.1 million and $4.9 million of interest income on these guarantees, respectively.

(b)	Fair value measurements:
The fair value of the foreign currency embedded derivatives and forward contracts is determined to be a recurring Level 2 fair value measurement. Level 2 measurements are determined using a present value model. Inputs to the present value model include publicly available forward rates, credit spreads and interest rates applicable to the contracts, and inputs are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. There were no transfers between categories in the fair value hierarchy.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

13.	Other liabilities:

	2014	2015
Current:
Restructuring (note 8)	$—	$57,310
Foreign currency forward contracts (a) (note 21)	8,373	22,562
Deferred gains on sale-leasebacks of helicopters	13,284	13,927
Residual value guarantees	524	3,505
Foreign currency embedded derivatives (a) (note 21)	7,684	2,173
Contract inducement (b)	802	742
Deferred helicopter proceeds	23,347	—
Other	1,156	1,881
	$55,170	$102,100
Non-current:
Accrued pension obligations (note 20)	$122,430	$120,879
Deferred gains on sale-leasebacks of helicopters	93,756	85,250
Residual value guarantees	28,359	19,245
Restructuring (note 8)	—	15,102
Insurance claims accrual (c)	11,809	8,888
Contract inducement (b)	8,590	7,203
Foreign currency forward contracts (a) (note 21)	5,306	6,894
Foreign currency embedded derivatives (a) (note 21)	8,011	2,526
Other	9,124	7,287
	$287,385	$273,274

(a)	Fair value measurements:
The fair value of the foreign currency embedded derivatives and forward contracts is determined to be a recurring Level 2 fair value measurement. Level 2 measurements are determined using a present value model. Inputs to the present value model include publicly available forward rates, credit spreads and interest rates applicable to the contracts, and inputs are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. There were no transfers between categories in the fair value hierarchy.

(b)	Contract inducement:
We received an inducement to enter into a fifteen year Master Training Services Agreement (“MTSA”) with CAE Inc. ("CAE") for the provision of training services to us on CAE’s worldwide network of simulators.
The inducement proceeds have been deferred in other liabilities and are recognized as a reduction in direct costs over the term of the MTSA as the amounts become non-refundable.

(c)	Insurance claims accrual:
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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

14.	Long-term debt obligations:

	Principal Repayment terms	Facility maturity dates	2014	2015
Senior secured notes (a)	At maturity	October 2020	$1,159,675	$1,006,387
Senior unsecured notes (b)	At maturity	June 2021	300,000	135,292
Other term loans:
Airbus Helicopters Loan - 2.50% (Euro)	At maturity	April 2015	2,417	—
EDC-B.A. CDOR rate (6 month) plus a 0.8% margin (CAD)	Semi-annually	June 2014	495	—
Capital lease obligations (USD)	Quarterly	October 2017 - September 2025	36,395	34,370
Capital lease obligations (Euro)	Quarterly	September 2025	19,385	15,024
Boundary Bay financing – 6.93% (CAD) (d)	Monthly	April 2035	31,895	28,206
Total long-term debt obligations			1,550,262	1,219,279
Less: current portion			(4,107)	(3,624)
Long-term debt obligations			$1,546,155	$1,215,655

(a)	Senior secured notes:
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
During the year ended April 30, 2015, one of our subsidiaries repurchased $155.7 million of the secured notes on the open market at premiums ranging from 95.50% to 109.13% of the principal plus accrued and unpaid interest of $2.3 million. A loss on extinguishment of $7.1 million related to the repurchase premium, the unamortized net discount on the secured notes and the unamortized deferred financing costs was recognized.
The secured notes are guaranteed by most of our subsidiaries through a general secured obligation. The secured notes are secured on a first-priority lien basis by the collateral of each guarantor subject to the permitted liens under the indenture, are subordinated to the priority payment lien obligations including the revolving credit facility (point c below) and are senior to all unsecured indebtedness of each guarantor.
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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

14.	Long-term debt obligations (continued):
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
On May 13, 2013, one of our subsidiaries issued $300.0 million of senior unsecured notes (the “unsecured notes”). The unsecured notes are issued under an indenture. The unsecured notes have an aggregate principal value of $300.0 million, were issued at par value, bear interest at a rate of 9.375% with semi-annual interest payments on June 1 and December 1 and mature on June 1, 2021.
On November 26, 2014, one of our subsidiaries redeemed $105.0 million of the unsecured notes at a redemption price of 109.375% of the principal plus paid accrued and unpaid interest of $4.8 million. A loss on extinguishment of $11.7 million related to the redemption premium and the unamortized deferred financing costs was recognized.
During December 2014, one of our subsidiaries repurchased $39.0 million of the unsecured notes on the open market at prices ranging from 92.75% to 95.04% of the principal plus accrued and unpaid interest of $0.2 million. A gain on extinguishment of $1.4 million related to the repurchase discount and the unamortized deferred financing costs was recognized.
On April 6, 2015, we announced a tender offer to purchase up to $80.0 million of the unsecured notes at a price of 67.50% of the principal amount plus accrued and unpaid interest for unsecured notes tendered before April 17, 2015. On April 21, 2015 we purchased $20.8 million of unsecured notes for $14.0 million plus accrued and unpaid interest of $0.8 million. A gain on extinguishment of $6.1 million related to the tender discount and the unamortized deferred financing costs was recognized.
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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

14.	Long-term debt obligations (continued):
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
On January 23, 2014, we terminated our revolving credit facility of $375.0 million with a syndicate of financial institutions and entered into a new revolving credit facility of $375.0 million with a syndicate of financial institutions. It bears interest at the Alternate Base Rate, LIBOR, CDOR, Canadian Prime Rate or EURIBOR plus an applicable margin that ranges from 2.75% to 4.50% based on the total leverage ratio calculated as of the most recent quarter. The revolving credit facility has a five year term. The availability on the revolving credit facility at April 30, 2015 is $341.7 million, net of $33.3 million outstanding letters of credit.
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
At April 30, 2015, we were in compliance with all long-term debt obligations covenants.

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

(e)	Repayment requirements:
Repayment requirements related to the total debt obligations outstanding as of April 30, 2015 over the next five years and thereafter are as follows:

	Boundary Bay financing	Capital lease obligations	Other long-term debt (i)	Total
2016	$676	$6,452	$—	$7,128
2017	725	6,452	—	7,177
2018	776	12,440	—	13,216
2019	832	5,245	—	6,077
2020	892	5,245	—	6,137
Thereafter	24,305	34,553	1,149,582	1,208,440
	28,206	70,387	1,149,582	$1,248,175
Less interest	—	(20,993)	—	(20,993)
Total	$28,206	$49,394	$1,149,582	$1,227,182

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

14.	Long-term debt obligations (continued):

(i)	These amounts exclude the net discount on the senior secured notes of $7.9 million which is included in the carrying amount of debt at April 30, 2015.

15.	Other financing charges:

	For the year ended
	April 30, 2013	April 30, 2014	April 30, 2015
Amortization of deferred financing costs	$(6,981)	$(11,964)	$(7,464)
Net loss on debt extinguishment (note 14)	—	(7,668)	(11,340)
Net gain (loss) on fair value of forward contract financial instruments	1,100	(13,354)	(31,746)
Net gain on fair value of embedded derivative financial instruments	224	12,097	42,886
Amortization of guaranteed residual values	(3,056)	(2,540)	(4,821)
Interest expense	(17,135)	(23,213)	(18,355)
Interest income	14,672	22,174	23,400
Fee settlement	—	10,000	—
Other	(7,553)	(8,785)	(10,401)
	$(18,729)	$(23,253)	$(17,841)

16.	Income taxes:
The income tax expense is comprised as follows:

	For the year ended
	April 30, 2013	April 30, 2014	April 30, 2015
Current income tax expense:
Cayman Islands	$—	$—	$—
Foreign	(33,866)	(21,669)	(20,595)
	(33,866)	(21,669)	(20,595)
Deferred income tax recovery (expense):
Related to origination and reversal of temporary differences from foreign jurisdictions	38,258	52,197	65,724
Change in valuation allowance	(58,844)	(58,902)	(69,736)
	(20,586)	(6,705)	(4,012)
Income tax expense	$(54,452)	$(28,374)	$(24,607)
The components of loss from continuing operations before income tax are comprised as follows:

	For the year ended
	April 30, 2013	April 30, 2014	April 30, 2015
Cayman Islands	$65,319	$79,681	$(299,502)
Foreign	(128,381)	(222,226)	(470,651)
	$(63,062)	$(142,545)	$(770,153)

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

16.	Income taxes (continued):
As we operate in several tax jurisdictions, our income is subject to various rates of taxation. The income tax expense differs from the amount that would have resulted from applying the Cayman Islands statutory income tax rates to loss from continuing operations before income taxes as follows:

	For the year ended
	April 30, 2013	April 30, 2014	April 30, 2015
Loss from continuing operations before income tax	$(63,062)	$(142,545)	$(770,153)
Cayman Islands statutory income tax rate	—%	—%	—%
Income tax recovery calculated at statutory rate	—	—	—
(Increase) decrease in income tax expense resulting from:
Rate differences in various jurisdictions	34,818	65,209	193,203
Change in tax law	890	1,023	(613)
Non-deductible items	(35,262)	(69,709)	(48,862)
Non-deductible goodwill impairment	—	—	(97,495)
Other foreign taxes	(23,550)	(15,932)	(16,556)
Non-deductible portion of capital losses	173	1,155	(2,469)
Non-taxable income	29,610	39,514	21,742
Adjustments to prior years	(1,579)	1,161	823
Functional currency adjustments	(582)	8,029	(4,594)
Valuation allowance	(58,844)	(58,902)	(69,736)
Other	(126)	78	(50)
Income tax expense	$(54,452)	$(28,374)	$(24,607)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of deferred income tax assets and deferred income tax liabilities are presented below:

	2014	2015
Deferred income tax assets:
Intangible assets	$598	$3,491
Pension and other employee benefits	1,925	26,950
Losses carried forward	342,034	315,752
Current accounts payable and receivable	1,629	22,101
Long term debt and other	12,342	—
Total deferred income tax assets	358,528	368,294
Valuation allowance (i)	(250,757)	(305,085)
Net deferred income tax assets	$107,771	$63,209

(i)
During the year ended April 30, 2014, the change in valuation allowance includes an adjustment to the opening balance due to a change in judgment about the realizability of the related deferred tax assets in the future years in addition to valuation allowance against current year losses. The change in judgment was as a result of changes to forecasted taxable income in certain jurisdictions and changes in tax planning initiatives.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

16.	Income taxes (continued):

	2014	2015
Deferred income tax liabilities:
Property, plant and equipment	$(55,113)	$(13,480)
Deferred capital gains and deferred revenue	(53,919)	(48,769)
Long term debt obligations	—	(5,325)
Deferred costs	(6,061)	(2,856)
Deferred income tax liabilities	$(115,093)	$(70,430)
Net deferred income taxes	$(7,322)	$(7,221)
Distributed as follows:
Current deferred income tax assets	$60	$416
Current deferred income tax liabilities	(98)	(43)
Long-term deferred income tax assets	3,381	1,333
Long-term deferred income tax liabilities	(10,665)	(8,927)
	$(7,322)	$(7,221)
The following table summarizes the continuity of the valuation allowance:

Balance, April 30, 2013		$(275,863)
Change in valuation allowance:
Opening balance adjustment	(7,792)
Current year changes	(51,110)	(58,902)
Other adjustments, included in:
Adjustments to prior years in the reconciliation of income tax expense (ii)	89,180
Foreign exchange translation adjustments	(9,528)
Valuation allowance against deferred tax assets related to the defined benefit pension plan	4,356	84,008
Balance, April 30, 2014		$(250,757)
Change in valuation allowance:
Current year changes		(69,736)
Other adjustments, included in:
Adjustments to prior years in the reconciliation of income tax expense (ii)	(4,006)
Net change in defined benefit pension plan, including opening balance adjustment	(15,877)
Foreign exchange translation adjustments	35,291	15,408
Balance, April 30, 2015		$(305,085)

(ii)
The adjustments to prior years are due to changes in the deferred income tax asset recorded in respect of losses carried forward, based on changes from tax authorities, which have been offset by a valuation allowance.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

16.	Income taxes (continued):
As at April 30, 2015, we have non-capital loss carry forwards that are available to reduce taxable income in future years. These non-capital loss carry forwards expire as follows:

	2018	2019	2020 and thereafter	No expiry date	Total
Tax losses (iii):
Africa	$—	$—	$—	$10,393	$10,393
Australia	—	—	—	39,504	39,504
Brazil	—	—	—	115,481	115,481
Canada	—	—	151,395	—	151,395
Ireland	—	—	—	13,695	13,695
Luxembourg	—	—	—	38,487	38,487
Netherlands	—	—	9,074	—	9,074
Nigeria	—	—	—	3,288	3,288
Norway	—	—	—	626,820	626,820
Poland	1,993	2,116	3,882	—	7,991
United Kingdom	—	—	—	89,823	89,823
United States	—	—	43,724	—	43,724
Other	—	—	—	393	393
	$1,993	$2,116	$208,075	$937,884	$1,150,068

(iii)
Represents the gross amount of tax loss carry forwards translated at closing exchange rates at April 30, 2015. Tax loss carry forwards in certain jurisdictions are subject to audit and the table above reflects our best estimate of the outcomes at the balance sheet date

We have also accumulated at April 30, 2014 and 2015, respectively, approximately $0.8 million and $1.0 million in capital losses, which carry forward indefinitely. None of the capital losses are available to reduce future capital gains realized in the Cayman Islands, and $0.8 million and $1.0 million are available to reduce future capital gains realized in other foreign jurisdictions at April 30, 2014 and 2015, respectively.
We have provided a valuation allowance in respect of $1,003.6 million and $838.7 million of the non-capital losses as at April 30, 2014 and 2015, respectively (2014 – Cayman Islands – $nil, other jurisdictions – $1,003.6 million; 2015 – Cayman Islands – $nil, other jurisdictions – $838.7 million) and $0.8 million and $1.0 million of the capital losses in other foreign jurisdictions as at April 30, 2014 and 2015, respectively. The benefit anticipated from the utilization of the remaining non–capital and capital losses has been recorded as a deferred income tax asset.
Uncertain tax positions:
The following table summarizes activity of the total amounts of unrecognized tax benefits:

	For the year ended
	April 30, 2013	April 30, 2014	April 30, 2015
Opening balance	$15,925	$24,281	$25,475
Additions in the current year	11,069	5,187	6,714
Reductions in current year	(2,713)	(3,117)	—
Foreign exchange	—	(876)	(2,754)
Total	$24,281	$25,475	$29,435
For the years ended April 30, 2014 and 2015, $18.5 million and $23.4 million of the unrecognized tax benefits would have an impact on the effective tax rate, if recognized.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

16.	Income taxes (continued):
The following table summarizes information regarding income tax related interest and penalties:

	For the year ended
	April 30, 2013	April 30, 2014	April 30, 2015
Net increase in interest and penalties	$1,632	$2,587	$2,243
The total amount of interest and penalties accrued on the consolidated balance sheet at April 30, 2014 and 2015 was $7.1 million and $9.3 million, respectively.
General tax contingencies:
We are subject to taxes in different countries. Taxes, including the amount of losses available for carry forward, and fiscal risks recognized in the consolidated financial statements reflect our best estimate of the outcome based on the facts known at the balance sheet date in each individual country. These facts may include, but are not limited to, change in tax laws and interpretation thereof in the various jurisdictions where we operate. They may have an impact on the income tax as well as the resulting assets and liabilities. Any differences between tax estimates and final tax assessments are charged to the statement of operations in the period in which they are incurred.
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

17.	Capital stock, net loss per ordinary share and accumulated other comprehensive loss:
Capital Stock:
As at April 30, 2015, the authorized capital stock of the Company is 1,500,000,000 ordinary shares and 500,000,000 preferred shares, each with a par value of $0.0001.

Number of ordinary shares of capital stock issued
April 30, 2012 and 2013	46,519,484
Ordinary shares of capital stock issued	34,000,000
April 30, 2014	80,519,484
Ordinary shares of capital stock issued	729,875
April 30, 2015	81,249,359
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
As described in Note 18, 729,875 ordinary shares of capital stock were issued on the exercise and net settlement of time-based restricted share units, performance-based restricted share units, service vesting stock options and service vesting shares during the year ended April 30, 2015.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

17.	Capital stock, net loss per ordinary share and accumulated other comprehensive loss (continued):
Net loss per ordinary share:
The following table sets forth the computation of basic and diluted net loss per ordinary share:

	For the year ended
	April 30, 2013	April 30, 2014	April 30, 2015
Net loss attributable to controlling interest	$(119,436)	$(172,548)	$(805,151)
Redeemable convertible preferred share dividends (i)	—	—	(23,529)
Adjustment of redeemable non-controlling interest to redemption amount (note 3(a)(i))	—	—	(72,840)
Net loss available to common stockholders	$(119,436)	$(172,548)	$(901,520)
Weighted average number of ordinary shares outstanding – basic and diluted	46,519,484	55,919,484	80,728,600

(i)	Balance includes $6.5 million cumulative preferred dividends in arrears.
Details of our stock based compensation plans are presented in Note 18 and of our preferred shares in Note 19. Securities potentially issuable under the compensation plans or on the conversion of the preferred shares were not included in the computation of diluted loss per ordinary share because to do so would have been antidilutive for the years presented.
Accumulated other comprehensive loss:
The following table sets forth the changes in the balances of each component of accumulated other comprehensive loss:

	Foreign currency translation	Defined benefit plan	Cash flow hedges	Total
Balance, April 30, 2012	$(21,302)	$(40,463)	$169	$(61,596)
Other comprehensive loss	(3,824)	(24,311)	—	(28,135)
Reclassified from other comprehensive loss	—	65	(169)	(104)
Balance, April 30, 2013	(25,126)	(64,709)	—	(89,835)
Other comprehensive loss	(14,428)	(19,316)	—	(33,744)
Reclassified from other comprehensive loss	—	795	—	795
Balance, April 30, 2014	(39,554)	(83,230)	—	(122,784)
Other comprehensive loss	(148,455)	(46,751)	—	(195,206)
Reclassified from other comprehensive loss	—	1,763	—	1,763
Balance, April 30, 2015	$(188,009)	$(128,218)	$—	$(316,227)

18.	Stock-based compensation:

(a)	2013 Omnibus Incentive Plan (“2013 Incentive Plan”):
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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

18.	Stock-based compensation (continued):
The vested options and shares are net share settled. Under net settlement procedures, upon the settlement date, shares are withheld to cover the required withholding tax. The number of shares to be withheld is determined based on the value of the instruments on the settlement date using the closing price of our ordinary shares of capital stock on that day, or the preceding last trading day if the settlement date is a non-trading day. The remaining amounts are delivered to the recipient as ordinary shares of capital stock. These shares withheld by us as a result of the net settlement of service vesting stock options and service vesting shares are no longer considered issued and outstanding, thereby reducing our ordinary shares outstanding used to calculate net loss per ordinary share. These ordinary shares are returned to the reserves and are available for future issuance under the 2013 Incentive Plan.
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
The RSUs vest in three equal annual installments of 33.3% beginning one year from the date of grant. The eligible employee receives ordinary shares of the Company equal to the number of RSUs vested. All of the RSUs will vest immediately on a change of control, as defined in the 2013 Incentive Plan, and are then cancelled, in exchange for an amount equal to the value of the consideration to be paid to ordinary shareholders if the RSUs are not assumed, continued or substituted by the new entity. The holders of RSUs are entitled to receive cash dividend equivalents, which would be reinvested in restricted share units, based on the cash dividends paid on the ordinary shares during the period the RSUs are outstanding.
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
During the year ended April 30, 2015, a new type of stock option was issued under the 2013 Incentive Plan. The stock options vest and are exercisable in five equal annual installments of 20.0% beginning one year from the date of grant. There are restrictions on when certain employees are permitted to exercise their vested options. As at April 30, 2015, 7.7 million of these options were granted.
Stock options, RSUs, and PB RSUs of certain employees were modified to accelerate service vesting upon termination during the year ended April 30, 2015. In relation to the modified awards, $0.8 million was recorded in restructuring expense during the year ended April 30, 2015.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

18.	Stock-based compensation (continued):
The following table summarizes the stock options under the 2013 Incentive Plan:

	April 30, 2014				April 30, 2015
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of year	—	$—	—	$—	2,537,522	$10.00	—	$—
Granted	2,733,450	10.00	9.7 years	4.13	7,756,771	1.49	9.9 years	0.63
Forfeited	(195,928)	10.00	—	—	(484,608)	9.96	—	—
Outstanding, end of year	2,537,522	$10.00	9.7 years	$4.13	9,809,685	$3.27	8.4 years	$1.36
Exercisable, end of year	—				1,733,707	$9.98	1.7 years	$4.12
The following table summarizes the RSUs under the 2013 Incentive Plan:

	April 30, 2014				April 30, 2015
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of year	—	$—	—	$—	1,062,668	$—	—	$—
Granted	1,109,539	—	2.7 years	10.00	150,154	—	1.5 years	4.99
Exercised	—	—	—	—	(676,060)	—	—	—
Forfeited	(46,871)	—	—	—	(142,668)	—	—	—
Outstanding, end of year	1,062,668	$—	2.7 years	$10.00	394,094	$—	1.5 years	$9.01
Exercisable, end of year	—				—
The following table summarizes the PB RSUs under the 2013 Incentive Plan:

	April 30, 2014				April 30, 2015
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of year	—	$—	—	$—	403,284	$—	—	$—
Granted	436,617	—	2.7 years	12.60	—	—	—	—
Exercised	—	—	—	—	(220,000)	—	—	—
Forfeited	(33,333)	—	—	—	(93,334)	—	—	—
Outstanding, end of year	403,284	$—	2.7 years	$12.60	89,950	$—	1.7 years	$12.60
Exercisable, end of year	—				—

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

18.	Stock-based compensation (continued):
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
The share price performance options and share price performance shares vest and are exercisable in up to four tranches based on the satisfaction of specified market conditions. The first third of the options and/or shares will vest on the achievement of a price of our ordinary shares at least $40.00, based on a 20 day trading average. The second third of the options and/or shares will vest on the achievement of a price of our ordinary shares of at least $53.62, based on a 20 day trading average. One sixth of the options and/or shares will vest on the achievement of a price of our ordinary shares of at least $60.00, based on a 20 day trading average. The remaining one sixth of the options and/or shares will vest on the achievement of a price of our ordinary shares of at least $67.02, based on a 20 day trading average. Once vested the ordinary shares will be subject to transfer restrictions and can only be sold on a pro-rata basis when 6922767 Holding (Cayman) Inc. (“Cayman Inc.”), one of our shareholders sells ordinary shares of the Company.
The service vesting stock options and service vesting shares vest and are exercisable in three equal annual installments of 33.3% beginning six months after the date of grant. The service vesting stock options are granted at an exercise price that is not to be less than 100% of the fair value of an ordinary share on the date of grant.
The following table summarizes the 2013 Incentive Plan service vesting stock options received in exchange for performance options under the 2011 Plan:

	April 30, 2014				April 30, 2015
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of year	—	$—	—	$—	46,403	$0.0001	—	$—
Exchanged	46,403	0.0001	—	—	—	—	—	—
Exercised	—	—	—	—	(31,208)	0.0001	—	—
Outstanding, end of year	46,403	$0.0001	9.7 years	$10.00	15,195	$0.0001	8.7 years	$10.00
Exercisable, end of year	—				—
The following table summarizes the 2013 Incentive Plan share price performance options:

	April 30, 2014				April 30, 2015
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of year	—	$—	—	$—	178,961	$10.00	—	$—
Exchanged	193,891	10.00	—	—	—	—	—	—
Forfeited	(14,930)	10.00	—	—	(81,912)	10.00	—	—
Outstanding, end of year	178,961	$10.00	9.7 years	$3.86	97,049	$10.00	8.7 years	$3.86
Exercisable, end of year	—				—

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

18.	Stock-based compensation (continued):
The following table summarizes the 2013 Incentive Plan service vesting shares:

	April 30, 2014				April 30, 2015
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of year	—	$—	—	$—	243,279	$—	—	$—
Exchanged	252,976	—	—	—	—	—	—	—
Exercised	—	—	—	—	(232,736)	—	—	—
Forfeited	(9,697)	—	—	—	—	—	—	—
Outstanding, end of year	243,279	$—	2.2 years	$10.00	10,543	$—	1.2 years	$10.00
Exercisable, end of year	—				—
The following table summarizes the 2013 Incentive Plan share price performance shares:

	April 30, 2014				April 30, 2015
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of year	—	$—	—	$—	649,011	$—	—	$—
Exchanged	669,228	—	—	—	—	—	—	—
Forfeited	(20,217)	—	—	—	(613,770)	—	—	—
Outstanding, end of year	649,011	$—	9.7 years	$4.53	35,241	$—	8.7 years	$4.53
Exercisable, end of year	—				—
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

Expected term	5.75 years - 10 years
Risk-free interest rate	1.90% - 2.85%
Expected dividends	nil
Volatility	40%

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

18.	Stock-based compensation (continued):
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
The fair value of the new type of stock option issued during the year ended April 30, 2015 was estimated using a Black-Scholes model. The key factors that will create value in these awards include the expected term, risk-free interest rate and the expected volatility.

Expected term	6.5 years
Risk-free interest rate	1.61% - 1.83%
Expected dividends	nil
Volatility	40%

(b)	2011 Management Equity Plan (“2011 Plan”):
On December 30, 2011, Cayman Inc. adopted an equity compensation plan that permitted it to grant time and performance options, performance options and/or restricted share units to certain eligible employees, directors or consultants of Cayman Inc. and its affiliates.
The time and performance options vest in four equal annual installments of 25% beginning one year from the date of grant. All of the unvested time and performance options will vest immediately in the event the Ordinary A shareholders receive distributions equal to their initial investment or on a change of control, as defined. The time and performance options cannot be exercised until the occurrence of either, (1) an initial public offering or subsequent public offering of our equity or (2) the merger, consolidation, sale of interests or sale of assets of us (collectively an “Exit Event”) which results in an exit value being equal to or in excess of the initial investment by the Ordinary A shareholders in Cayman Inc.
The term of stock options issued under the 2011 Plan may not exceed the earlier of an Exit Event or ten years from the date of grant. Under the 2011 Plan, the time and performance options and the performance options are granted at an exercise price that is not to be less than 100% of the fair value of an Ordinary B share of Cayman Inc. on the date of grant.
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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

18.	Stock-based compensation (continued):
For accounting purposes, time and performance options and performance options are considered to have a market condition (based on the exit value) and a performance condition (based on an Exit Event). The effect of the market condition was reflected in the grant date fair value of the award.
Restricted Share Units (“RSUs”) vest on the date of grant as they are fully paid up on the grant date. The eligible employee receives Ordinary B shares of Cayman Inc. equal to the number of RSUs in exchange for the RSUs on the earlier to occur of (1) the fifth anniversary of the date of grant and (2) the date of a change of control. The holders of RSUs are entitled to receive cash dividend equivalents based on the cash dividends paid on the Ordinary B shares during the period the RSUs are outstanding.
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
The exchange of the time and performance options changed the exercise price from $26.06 to $0.0001 for service vesting stock options and to $nil for the shares which resulted in an incremental compensation cost. $2.2 million of compensation expense has been recognized in relation to the incremental cost during the year ended April 30, 2015. The exchange of the performance options changed the exercise price from $26.06 to $10.00 for share price performance stock options and to $nil for the shares which resulted in an incremental cost.
The following table summarizes the time and performance stock option activity under the 2011 Plan:

	April 30, 2014			April 30, 2015
	Number of options	Weighted average exercise price	Weighted remaining contractual life	Number of options	Weighted average exercise price	Weighted remaining contractual life
Outstanding, beginning of year	1,029,863	$26.06		26,757	$26.06
Forfeited	(93,982)	26.06		—	—
Exchanged options	(909,124)	26.06		—	—
Outstanding, end of year	26,757	$26.06	7.7 years	26,757	$26.06	6.7 years
Exercisable, end of year	—			—
The following table summarizes the performance stock option activity under the 2011 Plan:

	April 30, 2014			April 30, 2015
	Number of options	Weighted average exercise price	Weighted remaining contractual life	Number of options	Weighted average exercise price	Weighted remaining contractual life
Outstanding, beginning of year	1,911,605	$26.06		—	$—
Forfeited	(195,375)	26.06		—	—
Exchanged options	(1,716,230)	26.06		—	—
Outstanding, end of year	—	$—	—	—	$—	—
Exercisable, end of year	—			—
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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

18.	Stock-based compensation (continued):

Year of Exit Event	2014 - 2018
Probability of Exit Event	0% to 30%
Risk-free interest rate	1.23%
Expected dividends	nil
Volatility	40%
The weighted average fair value of the time and performance stock options on the date of the exchange is $0.26 per share. No compensation expense was recognized in relation to the time and performance options during the year ended April 30, 2013 as the performance criteria was not met and it was not probable that the criteria would be met in the future. $6.5 million and $1.8 million of compensation expense has been recognized in relation to the time and performance options as on the completion of the IPO the performance criteria related to the Exit Event was achieved for the years ended April 30, 2014 and 2015.
The weighted average fair value of the performance options on the date of the exchange is $0.13 per share. No compensation expense was recognized in relation to the performance options during the year ended April 30, 2013 as the performance criteria was not met and it was not probable that the criteria would be met in the future. $13.9 million of compensation expense has been recognized in relation to the performance options during the year ended April 30, 2014 as on the completion of the IPO the performance criteria related to the Exit Event was achieved.

(c)	Share Incentive Plan (“2008 Plan”):
Certain eligible employees received options and Special Share Awards under a Share Incentive Plan (“the 2008 Plan”). These options entitle the employees to purchase Ordinary B shares of Cayman Inc. Each option expires at the earlier of the tenth anniversary of the effective date of such options or the occurrence of an Exit Event as defined in the Plan.
The following table summarizes the stock options under the 2008 Plan:

	April 30, 2014			April 30, 2015
	Number of options	Weighted average exercise price	Weighted remaining contractual life	Number of options	Weighted average exercise price	Weighted remaining contractual life
Outstanding, beginning and end of year	531,479	$40.00	4.4 years	531,479	$40.00	3.4 years
Exercisable, end of year	531,479			531,479
There were 70,000 Special A shares and nil Special A shares forfeited during the years ended April 30, 2014 and 2015. At April 30, 2014 and 2015, there were 323,000 Special A shares outstanding.
No compensation expense was recognized in relation to the Special A shares during the year ended April 30, 2013 as the two performance criteria were not met and it was not probable that the performance criteria would be met. $2.5 million of compensation expense has been recognized in relation to the Special A shares during the year ended April 30, 2014 as the performance criteria related to the Exit Event was met.

(d)	Stock-based compensation expense:
During the years ended April 30, 2013, 2014 and 2015, we recorded in general and administration costs in the statements of operations stock-based compensation expense of $0.4 million, $26.4 million, and $9.5 million, respectively. During the year ended April 30, 2015, $2.6 million was included in restructuring expense in the statements of operations.
As at April 30, 2015, $7.2 million remains to be recognized over a weighted average period of approximately four years.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

19.	Redeemable convertible preferred shares:

(a)	Accounting for Redeemable Convertible Preferred Shares:
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
Conversion and conversion price
A holder of the preferred shares may at any time convert such shares into ordinary shares. The number of ordinary shares received will be equal to the quotient of (i) the liquidation value divided by (ii) the then-effective conversion price as defined therein, which will initially be $7.50 and increase by 0.25% every quarter after the second closing until the eighth anniversary of the second closing. Liquidation value is the sum of $1,000 per share and accrued dividends as of the date of liquidation.
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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

19.	Redeemable convertible preferred shares (continued):
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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

20.	Employee pension plans:

(a)	Defined contribution pension plans:
The following table summarizes contributions to defined contribution plans:

	For the year ended
	April 30, 2013	April 30, 2014	April 30, 2015
Company contributions	$14,808	$14,613	$15,179

(b)	Defined benefit pension plans:
We have funded and unfunded flat-benefit and final-pay defined benefit pension plans in Canada, the UK and Norway for certain eligible employees. Funded plans require us to make cash contributions to ensure there will be sufficient assets to discharge the plans’ benefit obligations as they become due. Unfunded plans do not require contributions to be paid into the plans as we pay the benefit obligations directly as they are due. Employer contributions expected to be paid to the defined benefit pension plans during the year ended April 30, 2016, required by funding regulations and law, are $36.1 million.
The plan assets and accrued benefit obligation are measured at fair value as at April 30, 2015. The most recent actuarial valuations of the defined benefit pension plans were conducted as at April 30, 2015 and the next actuarial valuations are required as at April 30, 2016.
By April 30, 2015, the entire Netherlands defined benefit plan was settled when accrued obligations and plan assets were transferred to the insurer upon termination of the separate account. As a result, we recorded a settlement loss of $1.6 million comprised of the net funded liability and accumulated other comprehensive loss in restructuring expense.
Effective January 1, 2015 the flying crew portion of the Netherlands defined benefit plan was curtailed when they moved to a defined contribution plan. As a result, we remeasured the plan and recorded a curtailment gain of $11.2 million in accumulated other comprehensive loss.
On January 1, 2015, in accordance with changes in Dutch law, the annual accrual of benefits percentage was reduced from 2.15% to 1.875% for each year of service of the ground crew and the maximum pensionable salary was set at €100,000. On January 1, 2014, in accordance with changes in Dutch law, the retirement age was increased from 65 to 67 and the annual accrual of benefits percentage was reduced from 2.25% to 2.15% for each year of service of the ground crew and from 1.83% to 1.67% for the flying crew. The impact on the projected benefit obligation was a reduction of $1.8 million and $3.6 million which was recognized in accumulated other comprehensive loss for the years ended April 30, 2014 and 2015, respectively.
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
In the UK, the Trustees have outsourced the fiduciary management of the investment portfolio including the determination of asset allocation to two investment advisors. These fiduciary managers invest the assets of the plan at their discretion in fixed income instruments and various pooled funds with respect to the growth assets and report back to the Trustees at regular intervals. The agreements with the fiduciary managers currently stipulate an investment objective of 3.7% over a proxy return on a matching asset to the liabilities of the plan. This investment objective is subject to change based upon agreement between the Trustees and the fiduciary managers. The expected rate of return assumptions for the UK reflect this agreed investment objective. The Trustees have established a long term plan for the pension fund which provides for various de-risking mechanisms as the funded status of the plan improves over time. The fiduciary managers are required to operate within the parameters of this long term plan.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

20.	Employee pension plans (continued):
The investment policy requires that the assets held in the Norwegian plans are to be diversified as shown below.

Category	Minimum / Maximum
Total equities (including private equity)	5% to 50%
Total bonds	30% to 70%
Money market	0% to 50%
Real estate funds	0% to 10%
While the asset mix varies in each plan, overall the asset mix, as a percentage of total market value, of all the defined benefit plans at April 30, 2014 was 28% equities, 46% fixed income and 26% money market and other. At April 30, 2015 the asset mix of all the defined benefit plans was 1% cash, 30% equities, 37% fixed income and 32% money market and other.
For defined benefit pension plans in Norway, the overall expected long-term rates of return on plan assets have been determined in part by assessing current and expected asset allocations as well as historical and expected returns on various categories of the assets. Such expected rates of return ignore short-term fluctuations. For the plans in Norway, the expected long-term rate of return is considered in reference to the long term weighted average expectation of the rate of return.

	2014	2015
Change in benefit obligations:
Benefit obligations, beginning of year	$806,941	$867,058
Current service cost	19,832	18,523
Interest cost	32,021	31,433
Plan amendments	(1,754)	(3,498)
Settlements and curtailments	—	(137,505)
Actuarial loss	24,069	141,260
Benefits paid	(28,735)	(27,675)
Foreign currency translation	14,684	(139,637)
Benefit obligations, end of year	$867,058	$749,959
Change in plan assets:
Fair value of plan assets, beginning of year	$719,244	$790,444
Actual return on plan assets	39,870	94,263
Employer contributions	44,980	45,164
Employee contributions	2,970	2,506
Benefits paid	(28,735)	(27,675)
Settlements	—	(126,779)
Foreign currency translation	12,115	(133,752)
Fair value of plan assets, end of year	$790,444	$644,171

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

20.	Employee pension plans (continued):

	2014	2015
Fair value of plan assets	$790,444	$644,171
Less: Projected benefit obligation	867,058	749,959
Funded status	(76,614)	(105,788)
Pension guarantee assets	9,835	8,521
Net recognized pension liability	$(66,779)	$(97,267)

Accumulated benefit obligation	$829,575	$717,335
The following table presents selected information for pension plans that are not fully funded:

	2014	2015
Projected benefit obligation	$483,690	$374,147
Fair value of plan assets	361,260	253,207
Accumulated benefit obligation	478,586	373,871

	2014	2015
Net recognized pension liability:
Non-current asset – pension guarantee assets (note 12)	$9,835	$8,521
Non-current asset (note 12)	45,816	15,091
Non-current liability (note 13)	(122,430)	(120,879)
	$(66,779)	$(97,267)
	2014	2015
Amounts recorded in accumulated other comprehensive loss and redeemable non-controlling interests:
Unrecognized net actuarial and experience losses	$129,280	$209,041
Unrecognized prior service credits	(13,623)	(12,646)
	$115,657	$196,395
The significant weighted average actuarial assumptions adopted in measuring the defined benefit pension plan obligations and net benefit plan expense as at April 30, 2014 and 2015 are as follows:

	2014	2015
Discount rate	4.11%	3.21%
Rate of compensation increase	1.97%	1.90%
Discount rate for pension expense	4.11%	3.21%
Expected long-term rate of return on plan assets	6.57%	6.32%

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

20.	Employee pension plans (continued):
The net defined benefit pension plan expense (income) is as follows:

	For the year ended
	April 30, 2013	April 30, 2014	April 30, 2015
Current service cost	$19,719	$19,832	$18,523
Interest cost	31,587	32,021	31,433
Expected return on plan assets	(41,587)	(51,122)	(49,820)
Amortization of net actuarial and experience losses	1,009	1,792	1,943
Amortization of past service credits	(367)	(432)	(637)
Employee contributions	(2,963)	(2,970)	(2,506)
Loss on settlement of plan	—	—	1,627
	$7,398	$(879)	$563
The components of other comprehensive loss relating to the plans consist of the following:

	For the year ended
	April 30, 2013	April 30, 2014	April 30, 2015
Other comprehensive loss (income):
Net loss	$37,090	$35,320	$86,092
Net prior service credit	—	(1,754)	(3,498)
Reclassification adjustments to net loss:
Amortization of net actuarial loss and past service credits	(642)	(1,360)	(1,306)
Loss on settlement of plan	—	—	(1,627)
Income tax benefit	548	—	1,077
	$36,996	$32,206	$80,738
The amortization of net actuarial loss and past service credits is recorded in direct costs, the loss on settlement of plan is recorded in restructuring expense and the income tax benefit is recorded in income tax expense.
As at April 30, 2015, the estimated net loss and net prior service credit that will be amortized from accumulated other comprehensive loss into net defined benefit pension plan expense are $5.1 million and $(0.5) million, respectively.

(c)	Benefit payments:
As at April 30, 2015, benefits expected to be paid under the defined benefit pension plans in each of the next five fiscal years and in aggregate for the five fiscal years thereafter, are as follows:

Pension benefits
2016	$24,800
2017	26,638
2018	27,991
2019	28,346
2020	29,331
Next 5 years after 2020	177,093
$314,199

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

20.	Employee pension plans (continued):

(d)	Pension plan assets and fair value measurement:

	April 30, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total plan assets
Assets:
Cash equivalents and other short-term investments	$2,507	$—	$—	$2,507
Equity investments	49,916	152,528	18,517	220,961
Fixed income	83,457	279,607	307	363,371
Money market and other	20,360	163,072	20,173	203,605
	$156,240	$595,207	$38,997	$790,444
	April 30, 2015
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total plan assets
Assets:
Cash equivalents and other short-term investments	$4,338	$—	$—	$4,338
Equity investments	25,963	158,096	10,713	194,772
Fixed income	—	239,930	—	239,930
Money market and other	17,853	170,870	16,408	205,131
	$48,154	$568,896	$27,121	$644,171
The methods and assumptions used to estimate the fair value of the pension assets in level 1 are based on publicly available quoted market prices. Fair values of level 2 assets are determined based on observable prices. The level 3 assets are valued using third party appraisals and changes in the level 3 assets are as follows:

	2014	2015
Opening	$38,623	$38,997
Actual return on plan assets	1,580	(1,442)
Purchases, sales and settlements, net	—	(2,082)
Foreign currency translation	(1,206)	(8,352)
	$38,997	$27,121

21.	Derivative financial instruments and fair value measurements:
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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

21.	Derivative financial instruments and fair value measurements (continued):
The outstanding foreign exchange forward contracts are as follows:

	Notional		Fair value asset (liability)	Maturity dates
April 30, 2014
Purchase contracts to sell U.S. dollars and buy Canadian dollars	CAD	235,000	$(10,925)	May 2014 to Nov 2016
Purchase contracts to sell U.S. dollars and buy Euros		€42,051	2,291	July 2014 to Oct 2014
Purchase contracts to sell Pounds Sterling and buy Euros		€54,000	(2,547)	May 2014 to Dec 2016

April 30, 2015
Purchase contracts to sell U.S. dollars and buy Canadian dollars	CAD	228,000	$(15,220)	May 2015 to Nov 2017
Purchase contracts to sell U.S. dollars and buy Euros		€42,051	(7,405)	Sept 2015 to Nov 2015
Purchase contracts to sell Pounds Sterling and buy Euros		€31,000	(5,564)	May 2015 to Dec 2016
We enter into long-term revenue agreements, which provide for pricing denominated in currencies other than the functional currency of the parties to the contract. This pricing feature was determined to be an embedded derivative which has been bifurcated for valuation and accounting purposes.
The embedded derivative contracts and forward contracts are measured at fair value and included in other assets and/or other liabilities (notes 12 and 13). The gains and losses due to the change in fair value are recognized in the statement of operations as part of other financing charges (note 15).
The carrying values of the other financial instruments, which are measured at other than fair value, approximate fair value due to the short terms to maturity, except for non-revolving debt obligations, the fair values of which are as follows:

	April 30, 2014		April 30, 2015
	Fair value	Carrying value	Fair value	Carrying value
Senior secured notes	$1,254,825	$1,159,675	$893,467	$1,006,387
Senior unsecured notes	311,250	300,000	89,800	135,292
The fair value of the senior secured and unsecured notes is determined based on market information provided by third parties which is considered to be a Level 2 measurement in the fair value hierarchy.

22.	Supplemental cash flow information:

	For the year ended
	April 30, 2013	April 30, 2014	April 30, 2015
Cash interest paid, net of interest capitalized	$113,345	$139,869	$131,349
Cash taxes paid	26,848	32,783	27,522
Assets acquired through non-cash capital leases	27,406	55,928	—

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

22.	Supplemental cash flow information (continued):
Change in cash resulting from changes in operating assets and liabilities:

	For the year ended
	April 30, 2013	April 30, 2014	April 30, 2015
Receivables	$(55,275)	$27,991	$16,816
Income taxes receivable and payable	(331)	(8,602)	(4,480)
Inventories	(18,167)	(19,597)	(8,450)
Prepaid expenses	(1,060)	(5,409)	(2,939)
Payable and accruals	21,674	(6,299)	(49,365)
Deferred revenue	5,379	20,369	20,259
Other assets and liabilities	318	(5,716)	73,104
	$(47,462)	$2,737	$44,945

23.	Guarantees:
We have provided limited guarantees to third parties under some of our operating leases relating to a portion of the residual helicopter values at the termination of the leases, which have terms expiring between fiscal 2016 and 2024. Our exposure under the asset value guarantees including guarantees in the form of funded and unfunded residual value guarantees is approximately $245.2 million and $251.0 million as at April 30, 2014 and 2015, respectively.

24.	Related party transactions:

(a)	Related party leasing transactions and balances:
During the years ended April 30, 2014 and 2015, we engaged in leasing transactions with VIEs formerly related to one of our shareholders (note 3(b)(ii)).

(b)	Balances with one of our shareholders:
At April 30, 2014, $2.0 million in payables and accruals was due to one of our shareholders. The balance was paid in December 2014.

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

25.	Commitments:

(a)	Operating leases:
We have helicopter operating leases with 21 lessors for 171 helicopters and 18 lessors for 169 helicopters at April 30, 2014 and 2015, respectively. As at April 30, 2015, these leases had expiry dates ranging from fiscal 2016 to 2025. For those helicopters where we have the option to purchase them for agreed amounts the purchase options do not constitute bargain purchase options and we do not have a commitment to exercise the options. With respect to such leased helicopters, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at our expense. We either perform this work internally through our own repair and overhaul facilities or have the work performed by an external repair and overhaul service provider.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

25.	Commitments (continued):
At April 30, 2015, we have commitments with respect to operating leases for helicopters, buildings, land and equipment. The minimum lease rentals required under operating leases are payable in the following amounts over the following years ended April 30:

	Helicopter operating leases (i)	Building, land and equipment operating leases	Total operating leases
2016	$289,377	$17,185	$306,562
2017	270,157	13,190	283,347
2018	257,473	9,914	267,387
2019	241,351	8,532	249,883
2020	200,508	4,913	205,421
Thereafter	290,218	40,281	330,499
	$1,549,084	$94,015	$1,643,099

(i)
The helicopter operating leases exclude the remaining contractual lease commitments, for helicopters that we have permanently ceased use of in operations, which have been provided for as part of restructuring expense (note 8).

During the years ended April 30, 2013, 2014 and 2015, we incurred helicopter operating lease and related costs of $201.7 million, $227.9 million and $262.7 million and other operating lease costs of $13.8 million, $17.4 million and $21.5 million, respectively.
As at April 30, 2015, we have committed to purchase 18 new helicopters and the total required additional expenditures for these helicopters is approximately $428.4 million. These helicopters are expected to be delivered in fiscal 2016 ($143.2 million), 2017 ($200.1 million) and 2018 ($85.1 million) and will be deployed in our Helicopter Services segment. We intend to enter into leases for these helicopters or purchase them outright upon delivery from the manufacturer. Additionally, we have committed to purchase $37.7 million of helicopter parts by October 31, 2015 and $80.7 million of heavy helicopters from Airbus Helicopters prior to December 31, 2016.
The terms of certain of the helicopter lease agreements impose operating and financial limitations on us. Such agreements limit the extent to which we may, among other things, incur indebtedness and fixed charges relative to our level of consolidated adjusted earnings before interest, taxes, depreciation and amortization.
Generally, in the event of a covenant breach, a lessor has the option to terminate the lease and require the return of the helicopter, with the repayment of any arrears of lease payments plus the present value of all future lease payments and certain other amounts which could be material to our financial position. The helicopter would then be sold and a percentage of the surplus, if any, returned to us. Alternatively, in many of our leases we have the right to purchase the helicopter and could exercise such right to cure a covenant breach. As at April 30, 2015, the Company was in compliance with all of its financial covenants.
(b)    Minimum training purchases:
Our fifteen year master training services agreement with CAE commits us to annual minimum training purchases as follows:

Minimum training service purchase commitment
2016	$13,474
2017	9,432
2018	6,602
2019	4,622
2020	3,235
and thereafter	6,660
$44,025

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

26.	Contingencies:
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
Two securities lawsuits were recently brought against the Company: McCrory v. CHC Group et al. was filed on April 17, 2015 in New York Supreme Court (now removed to the federal district court for the Southern District of New York), and Rudman et al. v. CHC Group et al. was filed on May 15, 2015 in federal district court for the Southern District of New York.  Both complaints allege that the Company and others failed to disclose in our IPO materials that one of our major customers, Petrobras, had suspended payments on certain contracts due to the global stand-down of EC225 aircraft.  Both complaints seek class treatment and unspecified damages.  The Company maintains adequate insurance to respond to these complaints.  Moreover, the Company disputes the allegations in the complaints and will vigorously defend against them.
In addition, from time to time, we are involved in tax and other disputes with various government agencies. The following summarizes certain of these pending disputes:
We previously disclosed that, in 2006, we voluntarily disclosed to the U.S. Office of Foreign Assets Control, or OFAC, that one or more of our subsidiaries formerly operating as Schreiner Airways may have violated applicable U.S. laws and regulations by re-exporting to Iran, Sudan, and Libya certain helicopters, related parts, map data, operation and maintenance manuals, and helicopter parts for third-party customers. On April 30, 2015, the five year statute of limitations expired on the last such transaction that was disclosed to OFAC.  Having not been notified by OFAC or any other agency of the U.S. Government of the intent to pursue any action, the Company now considers the matter closed.
On May 2, 2008, Brazilian customs authorities seized one of our helicopters (customs value of $10.0 million) as a result of allegations that we violated Brazilian customs law by failing to ensure our customs agent and the customs agent’s third-party shipping company followed approved routing of the helicopter during transport. We secured release of the helicopter and are disputing through court action any claim for penalties associated with the seizure and the alleged violation. We preserved our rights by filing a civil action against our customs agent for any losses that may result. The State Court of São Paulo has ruled that our agent will be responsible for the value of the helicopter if the government’s seizure is upheld. At April 30, 2015, it is not possible to determine the ultimate outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.
Our Brazilian subsidiary is disputing claims from the Brazilian tax authorities that it was not entitled to certain credits in 2004 and 2007. The tax authorities are seeking up to $4.8 million in additional taxes plus interest and penalties. We believe that based on our interpretation of tax legislation and well established aviation industry practice we are in compliance with all applicable tax legislation and plan to defend this claim vigorously. At April 30, 2015, it is not possible to determine the outcome of this matter or the significance, if any, to our business, financial condition and results of operations.
Our Brazilian subsidiary is also disputing assessments from the municipal governments in Macae and Cabo Frio related to cross-border flights and invoicing. The municipalities are seeking up to $5.0 million in taxes and penalties. We do not believe the Company is liable for these amounts and will continue to dispute these assessments at the administrative level before the Municipal Tax Secretary in each jurisdiction. At April 30, 2015, it is not possible to determine the outcome of this matter or the significance, if any, to our business, financial condition and results of operations.
In the United Kingdom, the Ministry for Transport is investigating potential wrongdoing involving two ex-employees in conjunction with the SAR-H bid award processes. This arose from our self-reporting potential improprieties by these individuals upon their discovery in 2010. The SAR-H bid process was subsequently cancelled. We will continue to cooperate in all aspects of the investigation. On July 30, 2014, the UK Treasury Solicitors filed a claim for bid recovery costs of £17.8 million ($27.3 million) against us and other parties involved in our cancelled bid.  We dispute the bases for the claim and intend to vigorously defend against it. At April 30, 2015, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.

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
The new reporting structure presentation is reflected in the years ended April 30, 2013, 2014 and 2015 segment results.  The MRO contract services provided by Heli-One to Helicopter Services are accounted for using a completed contract revenue recognition method in the year ended April 30, 2015.  For the years ended April 30, 2013 and 2014, the MRO contract services are accounted for using a percentage completion method, as it was not practical to determine results for this period using the completed contract method of revenue recognition.  We are unable to quantify the impact of the difference between percentage completion and completed contract on the years ended April 30, 2013 and 2014. Otherwise, the accounting policies of the segments and the basis of accounting for transactions between segments are the same as those described in the summary of significant accounting policies in Note 2 of the consolidated financial statements.
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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

27.	Segment information (continued):

	For the year ended April 30, 2013
	Helicopter services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$1,603,403	$140,444	$—	$—	$1,743,847
Add: Inter-segment revenues	—	133,667	—	(133,667)	—
Total revenue	1,603,403	274,111	—	(133,667)	1,743,847
Direct costs (i)	(1,061,294)	(259,587)	—	130,780	(1,190,101)
Earnings from equity accounted investees	4,718	—	—	—	4,718
General and administration costs	—	—	(74,113)	—	(74,113)
Adjusted EBITDAR (ii)	546,827	14,524	(74,113)	(2,887)	484,351
Helicopter lease and associated costs	(201,736)	—	—	—	(201,736)
Depreciation					(131,926)
Restructuring expense					(10,976)
Asset impairments (note 4)					(29,981)
Loss on disposal of assets					(15,483)
Operating income					94,249
Interest on long-term debt					(127,199)
Foreign exchange loss					(11,383)
Other financing charges					(18,729)
Income tax expense					(54,452)
Loss from continuing operations					(117,514)
Earnings from discontinued operations, net of tax					1,025
Net loss					$(116,489)

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statements of operations these costs are combined.

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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

27.	Segment information (continued):

	For the year ended April 30, 2014
	Helicopter services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$1,617,708	$147,271	$—	$—	$1,764,979
Add: Inter-segment revenues	—	159,906	—	(159,906)	—
Total revenue	1,617,708	307,177	—	(159,906)	1,764,979
Direct costs (i)	(1,110,957)	(277,959)	—	156,772	(1,232,144)
Earnings from equity accounted investees	7,240	—	—	—	7,240
General and administration costs	—	—	(95,087)	—	(95,087)
Adjusted EBITDAR (ii)	513,991	29,218	(95,087)	(3,134)	444,988
Helicopter lease and associated costs	(227,893)	—	—	—	(227,893)
Depreciation					(144,573)
Asset impairments (note 4)					(25,933)
Loss on disposal of assets					(6,631)
Operating income					39,958
Interest on long-term debt					(153,222)
Foreign exchange loss					(6,028)
Other financing charges					(23,253)
Income tax expense					(28,374)
Net loss					$(170,919)

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statements of operations these costs are combined.

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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

27.	Segment information (continued):

	For the year ended April 30, 2015
	Helicopter services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$1,557,319	$150,380	$—	$—	$1,707,699
Add: Inter-segment revenues	—	107,571	—	(107,571)	—
Total revenue	1,557,319	257,951	—	(107,571)	1,707,699
Direct costs (i)	(1,051,911)	(235,417)	—	105,544	(1,181,784)
Earnings from equity accounted investees	11,069	—	—	—	11,069
General and administration costs	—	—	(83,857)	—	(83,857)
Adjusted EBITDAR (ii)	516,477	22,534	(83,857)	(2,027)	453,127
Helicopter lease and associated costs	(262,748)	—	—	—	(262,748)
Depreciation					(143,653)
Restructuring expense (note 8)					(80,347)
Asset impairments (note 4)					(553,650)
Loss on disposal of assets					(13,407)
Operating loss					(600,678)
Interest on long-term debt					(126,481)
Foreign exchange loss					(25,153)
Other financing charges					(17,841)
Income tax expense					(24,607)
Net loss					$(794,760)

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statements of operations these costs are combined.

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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

27.	Segment information (continued):
Geographic information:

	Revenue
	For the year ended
	April 30, 2013	April 30, 2014	April 30, 2015
Norway	$491,938	$520,279	$479,254
United Kingdom	306,893	282,919	274,263
Australia	261,424	249,996	251,176
Brazil	282,469	264,815	275,806
Asia	86,949	94,172	75,122
Other European Countries	207,967	213,475	198,020
Other Countries	106,207	139,323	154,058
Total	$1,743,847	$1,764,979	$1,707,699
Revenues by geography are attributed to MRO contracting bases and the location of service for helicopter flying services.
We provide services across different geographic areas to many customers. In the years ended April 30, 2013, 2014 and 2015, revenue from two customers, two customers and three customers, respectively, were greater than 10% of our revenue. These customers contributed revenues to Helicopter Services of $493.0 million, $483.7 million and $693.2 million for the years ended April 30, 2013, 2014 and 2015, respectively. As at April 30, 2014 and 2015, one customer and two customers, respectively, had outstanding accounts receivable balances in excess of 10% of the accounts receivable balance of $41.5 million and $56.7 million.

	Property and equipment		Goodwill
	April 30, 2014	April 30, 2015	April 30, 2014	April 30, 2015
Norway	$535,038	$462,021	$38,104	$—
United Kingdom	15,523	52,335	88,899	—
Australia	163,872	151,376	17,404	—
Brazil	53,938	61,268	59,734	—
Canada	107,225	98,715	10,935	—
Asia	19,976	802	16,100	—
Other European Countries	28,342	44,130	46,446	—
Other Countries	126,845	80,907	154,754	—
Consolidated total	$1,050,759	$951,554	$432,376	$—
Property and equipment is attributed to countries based on the physical location of the asset at the fiscal year end.

28.	Subsequent event:
On June 12, 2015, one of our subsidiaries entered into an asset-based revolving credit facility of $145.0 million with a syndicate of financial institutions. It bears interest at the Alternate Base Rate or adjusted LIBOR plus an applicable margin that ranges from 2.00% to 3.25% based on the percentage of excess availability in the facility calculated as of the most recent quarter. The revolving credit facility has a five year term.
The asset-based revolving credit facility is secured on a first priority perfected security interest in the capital stock of the borrower and in the helicopter equipment it acquires. The asset-based revolving credit facility is guaranteed by 6922767 Holding S.à r.l. and CHC Helicopter S.A. on an unsecured basis. The asset-based revolving credit facility covenants include a requirement for us to maintain a fixed charge coverage ratio of 1.35:1.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

29.	Supplemental condensed consolidated financial information:
The Company and certain of its direct and indirect wholly-owned subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guaranteed on a joint and several basis certain outstanding indebtedness of CHC Helicopter S.A. (the “Issuer”), one of our subsidiaries. The following consolidating schedules present financial information as of April 30, 2014 and 2015 and for the years ended April 30, 2013, 2014 and 2015 based on the guarantor structure that was in place at April 30, 2015.
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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Balance Sheets as at April 30, 2014 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$90	$88	$98,067	$315,602	$(13,258)	$(98,067)	$302,522
Receivables, net of allowance for doubtful accounts	—	70	113	128,121	164,661	(626)	292,339
Current intercompany receivables	30,720	—	326,687	549,410	306,659	(1,213,476)	—
Income taxes receivable	—	—	—	159	28,013	—	28,172
Deferred income tax assets	—	—	—	—	60	—	60
Inventories	—	—	—	122,705	8,186	—	130,891
Prepaid expenses	1,046	—	30	6,614	20,023	(30)	27,683
Other assets	—	—	5,356	32,330	217,545	(206,022)	49,209
	31,856	158	430,253	1,154,941	731,889	(1,518,221)	830,876
Property and equipment, net	—	—	—	951,025	100,116	(382)	1,050,759
Investments	656,167	627,534	989,722	590,947	21,546	(2,854,565)	31,351
Intangible assets	—	—	—	174,394	3,469	—	177,863
Goodwill	—	—	—	335,438	96,938	—	432,376
Restricted cash	—	—	—	12,719	18,847	—	31,566
Other assets	—	36	33,245	463,071	56,199	(33,245)	519,306
Long-term intercompany receivables	—	29,817	670,470	59,225	466,397	(1,225,909)	—
Deferred income tax assets	—	—	—	576	2,805	—	3,381
Assets held for sale	—	—	—	26,849	—	—	26,849
	$688,023	$657,545	$2,123,690	$3,769,185	$1,498,206	$(5,632,322)	$3,104,327
Liabilities and Shareholders' Equity
Current Liabilities
Payables and accruals	$1,086	$98	$19,345	$213,967	$140,186	$(19,341)	$355,341
Deferred revenue	—	—	—	21,578	8,858	—	30,436
Income taxes payable	—	58	410	36,963	4,954	(410)	41,975
Current intercompany payables	5,628	1,222	77,289	357,594	522,210	(963,943)	—
Deferred income tax liabilities	—	—	—	16	82	—	98
Current facility secured by accounts receivable	—	—	—	—	62,596	—	62,596
Other liabilities	—	—	200,709	251,377	4,460	(401,376)	55,170
Current portion of long-term debt obligations	—	—	—	4,107	—	—	4,107
	6,714	1,378	297,753	885,602	743,346	(1,385,070)	549,723
Long-term debt obligations	—	—	1,459,675	1,546,155	—	(1,459,675)	1,546,155
Long-term intercompany payables	29,817	—	—	466,394	59,232	(555,443)	—
Deferred revenue	—	—	—	37,846	43,639	—	81,485
Other liabilities	—	—	—	198,995	88,390	—	287,385
Deferred income tax liabilities	—	—	—	6,659	4,006	—	10,665
Total liabilities	36,531	1,378	1,757,428	3,141,651	938,613	(3,400,188)	2,475,413
Redeemable non-controlling interests	—	—	—	—	(22,578)	—	(22,578)
Shareholders' equity	651,492	656,167	366,262	627,534	582,171	(2,232,134)	651,492
	$688,023	$657,545	$2,123,690	$3,769,185	$1,498,206	$(5,632,322)	$3,104,327

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Balance Sheets as at April 30, 2015 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$112	$—	$82,458	$96,428	$37,757	$(82,458)	$134,297
Receivables, net of allowance for doubtful accounts	49	—	113	105,795	136,348	(681)	241,624
Current intercompany receivables	13,216	—	435,518	525,199	374,924	(1,348,857)	—
Income taxes receivable	—	—	—	1,717	12,474	—	14,191
Deferred income tax assets	—	—	—	368	48	—	416
Inventories	—	—	—	111,936	5,812	—	117,748
Prepaid expenses	911	—	—	11,581	16,250	—	28,742
Other assets	—	—	97,621	139,857	56,407	(226,015)	67,870
	14,288	—	615,710	992,881	640,020	(1,658,011)	604,888
Property and equipment, net	—	—	—	708,875	242,679	—	951,554
Investments	183,411	—	—	431,122	25,016	(606,256)	33,293
Intangible assets	—	—	—	166,528	3,070	—	169,598
Restricted cash	—	—	—	8,537	10,796	—	19,333
Other assets	36	—	22,799	390,000	68,120	(22,799)	458,156
Long-term intercompany receivables	—	—	202,740	67,525	419,129	(689,394)	—
Deferred income tax assets	—	—	—	157	1,176	—	1,333
Assets held for sale	—	—	—	13,424	—	—	13,424
	$197,735	$—	$841,249	$2,779,049	$1,410,006	$(2,976,460)	$2,251,579
Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Payables and accruals	$4,642	$—	$11,206	$171,069	$100,233	$(11,206)	$275,944
Deferred revenue	—	—	—	30,975	9,974	—	40,949
Income taxes payable	—	—	9	36,429	5,571	(9)	42,000
Current intercompany payables	28,160	—	57,572	369,331	515,782	(970,845)	—
Deferred income tax liabilities	—	—	—	31	12	—	43
Current facility secured by accounts receivable	—	—	—	—	43,379	—	43,379
Other liabilities	576	—	35,727	120,830	109,089	(164,122)	102,100
Current portion of long-term debt obligations	—	—	—	3,624	—	—	3,624
	33,378	—	104,514	732,289	784,040	(1,146,182)	508,039
Long-term debt obligations	—	—	1,141,680	1,215,655	—	(1,141,680)	1,215,655
Long-term intercompany payables	—	—	—	418,406	68,249	(486,655)	—
Deferred revenue	—	—	—	36,124	28,263	—	64,387
Other liabilities	—	—	—	185,898	87,376	—	273,274
Deferred income tax liabilities	—	—	—	543	8,384	—	8,927
Total liabilities	33,378	—	1,246,194	2,588,915	976,312	(2,774,517)	2,070,282
Redeemable non-controlling interests	—	—	15,223	15,223	(47,399)	33,893	16,940
Redeemable convertible preferred shares	589,823	—	—	—	—	—	589,823
Shareholders' equity (deficit)	(425,466)	—	(420,168)	174,911	481,093	(235,836)	(425,466)
	$197,735	$—	$841,249	$2,779,049	$1,410,006	$(2,976,460)	$2,251,579

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Statements of Operations and Comprehensive Loss for the year ended April 30, 2013 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$1,127,239	$1,122,076	$(505,468)	$1,743,847
Operating expenses:
Direct costs	—	—	(72)	(810,511)	(1,086,794)	505,540	(1,391,837)
Earnings (loss) from equity accounted investees	(119,436)	(119,079)	(28,933)	34,573	2,571	235,022	4,718
General and administration costs	—	(311)	(1,185)	(64,394)	(9,408)	1,185	(74,113)
Depreciation	—	—	—	(120,466)	(11,460)	—	(131,926)
Restructuring expense	—	—	(16)	(5,126)	(5,850)	16	(10,976)
Asset impairments	—	(58)	—	(29,923)	—	—	(29,981)
Loss on disposal of assets	—	—	—	(12,976)	(2,507)	—	(15,483)
	(119,436)	(119,448)	(30,206)	(1,008,823)	(1,113,448)	741,763	(1,649,598)
Operating income (loss)	(119,436)	(119,448)	(30,206)	118,416	8,628	236,295	94,249
Financing income (charges)	—	23	(90,822)	(199,012)	41,678	90,822	(157,311)
Income (loss) from continuing operations before income tax	(119,436)	(119,425)	(121,028)	(80,596)	50,306	327,117	(63,062)
Income tax expense	—	(11)	(3,556)	(39,508)	(14,933)	3,556	(54,452)
Earnings (loss) from continuing operations	(119,436)	(119,436)	(124,584)	(120,104)	35,373	330,673	(117,514)
Earnings from discontinued operations, net of tax	—	—	—	1,025	—	—	1,025
Net earnings (loss)	$(119,436)	$(119,436)	$(124,584)	$(119,079)	$35,373	$330,673	$(116,489)
Net earnings (loss) attributable to:
Controlling interest	$(119,436)	$(119,436)	$(124,584)	$(119,079)	$32,426	$330,673	$(119,436)
Non-controlling interests	—	—	—	—	2,947	—	2,947
Net earnings (loss)	$(119,436)	$(119,436)	$(124,584)	$(119,079)	$35,373	$330,673	$(116,489)
Comprehensive loss	$(147,675)	$(147,675)	$(150,237)	$(147,318)	$(22,753)	$458,046	$(157,612)

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Statements of Operations and Comprehensive Loss for the year ended April 30, 2014 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$1,155,818	$1,169,475	$(560,314)	$1,764,979
Operating expenses:
Direct costs	—	—	(122)	(865,082)	(1,155,269)	560,436	(1,460,037)
Earnings (loss) from equity accounted investees	(148,349)	(147,895)	44,525	130,025	5,107	123,827	7,240
General and administration costs	(23,104)	(349)	(3,783)	(82,420)	10,785	3,784	(95,087)
Depreciation	—	—	—	(119,808)	(24,765)	—	(144,573)
Asset impairments	(1,115)	—	—	(24,818)	—	—	(25,933)
Loss on disposal of assets	—	—	—	(6,110)	(521)	—	(6,631)
	(172,568)	(148,244)	40,620	(968,213)	(1,164,663)	688,047	(1,725,021)
Operating income (loss)	(172,568)	(148,244)	40,620	187,605	4,812	127,733	39,958
Financing income (charges)	20	(97)	(173,929)	(305,822)	123,398	173,927	(182,503)
Earnings (loss) before income tax	(172,548)	(148,341)	(133,309)	(118,217)	128,210	301,660	(142,545)
Income tax recovery (expense)	—	(8)	(2,768)	(29,678)	1,311	2,769	(28,374)
Net earnings (loss)	$(172,548)	$(148,349)	$(136,077)	$(147,895)	$129,521	$304,429	$(170,919)
Net earnings (loss) attributable to:
Controlling interest	$(172,548)	$(148,349)	$(136,077)	$(147,895)	$127,892	$304,429	$(172,548)
Non-controlling interests	—	—	—	—	1,629	—	1,629
Net earnings (loss)	$(172,548)	$(148,349)	$(136,077)	$(147,895)	$129,521	$304,429	$(170,919)
Comprehensive income (loss)	$(205,497)	$(181,298)	$(172,754)	$(180,844)	$147,277	$371,782	$(221,334)

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Statements of Operations and Comprehensive Loss for the year ended April 30, 2015 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$1,095,521	$1,140,596	$(528,418)	$1,707,699
Operating expenses:
Direct costs	—	—	—	(852,323)	(1,120,605)	528,396	(1,444,532)
Earnings (loss) from equity accounted investees	(764,264)	(65,707)	(842,081)	(319,070)	5,342	1,996,849	11,069
General and administration costs	(37,744)	(105)	(1,445)	(66,226)	20,196	1,467	(83,857)
Depreciation	—	—	—	(118,319)	(25,334)	—	(143,653)
Restructuring expense	(4,018)	—	—	(56,327)	(20,002)	—	(80,347)
Asset impairments	—	—	—	(457,003)	(96,647)	—	(553,650)
Loss on disposal of assets	—	—	—	(11,361)	(2,046)	—	(13,407)
	(806,026)	(65,812)	(843,526)	(1,880,629)	(1,239,096)	2,526,712	(2,308,377)
Operating loss	(806,026)	(65,812)	(843,526)	(785,108)	(98,500)	1,998,294	(600,678)
Financing income (charges)	875	72	81,627	36,985	(207,407)	(81,627)	(169,475)
Loss before income tax	(805,151)	(65,740)	(761,899)	(748,123)	(305,907)	1,916,667	(770,153)
Income tax recovery (expense)	—	20	(2,172)	(16,128)	(8,499)	2,172	(24,607)
Net loss	$(805,151)	$(65,720)	$(764,071)	$(764,251)	$(314,406)	$1,918,839	$(794,760)
Net earnings (loss) attributable to:
Controlling interest	$(805,151)	$(65,720)	$(764,071)	$(764,251)	$(324,797)	$1,918,839	$(805,151)
Non-controlling interests	—	—	—	—	10,391	—	10,391
Net loss	$(805,151)	$(65,720)	$(764,071)	$(764,251)	$(314,406)	$1,918,839	$(794,760)
Comprehensive loss	$(998,594)	$(154,122)	$(951,077)	$(957,694)	$(433,020)	$2,470,896	$(1,023,611)

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Cash Flows for the year ended April 30, 2013 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$—	$(5)	$(217,525)	$21,431	$(20,145)	$217,447	$1,203
Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	—	7,262	—	7,262
Net proceeds from issuance of capital stock	—	—	—	24,922	—	(24,922)	—
Proceeds from issuance of senior secured notes	—	—	202,000	202,000	—	(202,000)	202,000
Long-term debt proceeds	—	—	1,025,000	1,168,745	—	(1,025,000)	1,168,745
Long-term debt repayments	—	—	(1,100,000)	(1,178,035)	—	1,100,000	(1,178,035)
Increase in deferred financing costs	—	—	(3,971)	(3,971)	—	3,971	(3,971)
Long term intercompany flow – issuance (repayment) of debt	—	—	(25,593)	(5,141)	5,141	25,593	—
Dividends paid	—	—	—	(130,338)	—	130,338	—
Related party loans	—	25,000	—	—	—	—	25,000
Cash provided by financing activities	—	25,000	97,436	78,182	12,403	7,980	221,001
Investing activities:
Property and equipment additions	—	—	—	(399,940)	(27,939)	—	(427,879)
Proceeds from disposal of property and equipment	—	—	—	342,424	10,917	—	353,341
Helicopter deposits net of lease inception refunds	—	—	—	(71,675)	—	—	(71,675)
Investment in subsidiaries	—	(25,000)	—	—	—	25,000	—
Restricted cash	—	—	—	(2,211)	(3,542)	—	(5,753)
Dividends received	—	—	130,338	130,338	—	(260,676)	—
Cash provided by (used in) investing activities	—	(25,000)	130,338	(1,064)	(20,564)	(235,676)	(151,966)
Cash provided by (used in) continuing operations	—	(5)	10,249	98,549	(28,306)	(10,249)	70,238
Cash provided by (used in) discontinued operations:
Cash provided by operating activities	—	—	—	1,025	—	—	1,025
Cash used in financing activities	—	—	—	(1,025)	—	—	(1,025)
Cash provided by (used in) discontinued operations	—	—	—	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2,942)	866	—	(2,076)
Change in cash and cash equivalents during the year	—	(5)	10,249	95,607	(27,440)	(10,249)	68,162
Cash and cash equivalents, beginning of the year	—	92	(6,771)	41,228	14,319	6,771	55,639
Cash and cash equivalents, end of the year	$—	$87	$3,478	$136,835	$(13,121)	$(3,478)	$123,801

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Cash Flows for the year ended April 30, 2014 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(34,769)	$1	$107,015	$26,289	$23,838	$(110,045)	$12,329
Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	—	8,122	—	8,122
Net proceeds from issuance of capital stock	317,804	282,945	282,945	342,945	—	(908,835)	317,804
Proceeds from issuance of senior secured notes	—	—	300,000	300,000	—	(300,000)	300,000
Long-term debt proceeds	—	—	710,000	760,000	—	(710,000)	760,000
Long-term debt repayments	—	—	(760,000)	(889,527)	—	760,000	(889,527)
Redemption of senior secured notes	—	—	(133,900)	(133,900)	—	133,900	(133,900)
Increase in deferred financing costs	—	—	(14,296)	(14,296)	—	14,296	(14,296)
Long term intercompany flow – issuance (repayment) of debt	—	—	202,568	(13,434)	13,434	(202,568)	—
Dividends paid	—	—	—	(85,148)	—	85,148	—
Related party loans	—	(25,148)	—	—	—	—	(25,148)
Cash provided by financing activities	317,804	257,797	587,317	266,640	21,556	(1,128,059)	323,055
Investing activities:
Property and equipment additions	—	—	—	(604,109)	(45,674)	3,030	(646,753)
Proceeds from disposal of property and equipment	—	—	—	617,384	898	—	618,282
Helicopter deposits net of lease inception refunds	—	—	—	(112,469)	—	—	(112,469)
Investments in subsidiaries	(282,945)	(342,945)	(700,000)	—	—	1,325,890	—
Restricted cash	—	—	—	(3,195)	3,492	—	297
Dividends received	—	85,148	100,257	—	—	(185,405)	—
Cash used in investing activities	(282,945)	(257,797)	(599,743)	(102,389)	(41,284)	1,143,515	(140,643)
Cash provided by operations	90	1	94,589	190,540	4,110	(94,589)	194,741
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(11,773)	(4,247)	—	(16,020)
Change in cash and cash equivalents during the year	90	1	94,589	178,767	(137)	(94,589)	178,721
Cash and cash equivalents, beginning of the year	—	87	3,478	136,835	(13,121)	(3,478)	123,801
Cash and cash equivalents, end of the year	$90	$88	$98,067	$315,602	$(13,258)	$(98,067)	$302,522

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Cash Flows for the year ended April 30, 2015 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$9,743	$(88)	$(228,128)	$42,184	$(127,413)	$228,264	$(75,438)
Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	—	(9,860)	—	(9,860)
Net proceeds from issuance of capital stock	—	—	574,000	574,000	303,000	(1,451,000)	—
Net proceeds from issuance of redeemable convertible preference shares	572,779	—	—	—	—	—	572,779
Long-term debt proceeds	—	—	325,000	325,000	—	(325,000)	325,000
Long-term debt repayments	—	—	(325,000)	(330,910)	—	325,000	(330,910)
Redemption and repurchases of senior secured notes	—	—	(158,681)	(158,681)	—	158,681	(158,681)
Redemption and repurchases of senior unsecured notes	—	—	(165,995)	(165,995)	—	165,995	(165,995)
Distribution paid to non-controlling interest	(8,500)	—	—	—	—	—	(8,500)
Long term intercompany flow – issuance of debt	—	—	84,900	—	—	(84,900)	—
Dividends paid	—	—	—	—	(9,697)	9,697	—
Cash provided by financing activities	564,279	—	334,224	243,414	283,443	(1,201,527)	223,833
Investing activities:
Property and equipment additions	—	—	—	(320,603)	(119,615)	(136)	(440,354)
Proceeds from disposal of property and equipment	—	—	—	167,604	133	—	167,737
Helicopter deposits net of lease inception refunds	—	—	—	(46,742)	—	—	(46,742)
Proceeds from sale of equity accounted investee	—	—	—	4,488	—	—	4,488
Investment in subsidiaries	(574,000)	—	(303,000)	(303,000)	—	1,180,000	—
Restricted cash	—	—	—	3,216	4,566	—	7,782
Dividends received	—	—	181,295	9,697	—	(190,992)	—
Cash used in investing activities	(574,000)	—	(121,705)	(485,340)	(114,916)	988,872	(307,089)
Cash provided by (used in) operations	22	(88)	(15,609)	(199,742)	41,114	15,609	(158,694)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(19,432)	9,901	—	(9,531)
Change in cash and cash equivalents during the year	22	(88)	(15,609)	(219,174)	51,015	15,609	(168,225)
Cash and cash equivalents, beginning of the year	90	88	98,067	315,602	(13,258)	(98,067)	302,522
Cash and cash equivalents, end of the year	$112	$—	$82,458	$96,428	$37,757	$(82,458)	$134,297

Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure
None.

Item 9A.	Controls and procedures
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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of April 30, 2015, the end of the period covered by this report.
(b) Management’s Report on Internal Control over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.
We conducted an assessment (with the participation of our principal executive officer and our principal financial officer) of the effectiveness of our internal control over financial reporting as of April 30, 2015. The assessment was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of April 30, 2015.
Our internal control over financial reporting as of April 30, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report included herein.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal year ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other information
None.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2015 fiscal year pursuant to Regulation 14A for our 2015 Annual General Meeting of Shareholders, or the 2015 Proxy Statement, and the information to be included in the 2015 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, executive officers of the registrant and corporate governance

The information under the headings “Election of Directors”, “Information regarding the Board of Directors and Corporate Governance”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement is incorporated herein by reference.

We are filing the certifications by the Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K.

Item 11.	Executive compensation

The information contained under the headings “Information regarding the Board of Directors and Corporate Governance” and “Executive Compensation” in the 2015 Proxy Statement is incorporated herein by reference.

Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters

The information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2015 Proxy Statement is incorporated herein by reference.

Item 13.	Certain relationships and related transactions, and director independence

The information contained under the headings “Election of Directors,” “Information regarding the Board of Directors and Corporate Governance” and “Transactions with Related Persons” in the 2015 Proxy Statement is incorporated herein by reference.

Item 14.	Principal accounting fees and services

The information contained under the heading “Ratification of Selection of Independent Registered Public Accounting Firm” in the 2015 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibit and financial statement schedules

(a)	The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1.	Financial Statements. See Index to Consolidated Financial Statements on page i of this Annual Report on Form 10-K.

2.	Financial Statement Schedules Schedule II—Valuation and qualifying accounts was omitted as the required disclosures are included in Note 11 to the Consolidated Financial Statements.
All other schedules are omitted since the information required is not applicable or is shown in the Consolidated Financial Statements or notes thereto.

3.
Schedule I of Regulation S-X. The condensed parent company financial statements as required to be prepared in accordance with Rule 12-04, Schedule I of Regulation S-X have been not been presented separately as the information required by Schedule 1 is provided in the Parent column, as described in Note 29 of the audit annual consolidated financial statements, provided in this Annual Report on Form 10-K.

4.
List of Exhibits. The Exhibits filed as part of this Annual Report on Form 10-K, or incorporated by reference, are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of June 2015.

CHC GROUP LTD.
(Registrant)

By:	/s/ Karl S. Fessenden
	Name:	Karl S. Fessenden
	Title:	President and Chief Executive Officer
POWER OF ATTORNEY
Each person whose signature appears below hereby constitutes and appoints Karl S. Fessenden and Joan S. Hooper, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Karl S. Fessenden Karl S. Fessenden	President, Chief Executive Officer and Director (Principal Executive Officer)	June 30, 2015

/s/ Joan S. Hooper Joan S. Hooper	Chief Financial Officer (Principal Financial Officer)	June 30, 2015

/s/ Rebecca Camden Rebecca Camden	Chief Accounting Officer (Principal Accounting Officer)	June 30, 2015

/s/ Francis S. Kalman Francis S. Kalman	Director	June 30, 2015

/s/ John Krenicki Jr. John Krenicki Jr.	Director	June 30, 2015

/s/ Jonathan Lewis Jonathan Lewis	Director	June 30, 2015

/s/ William G. Schrader William G. Schrader	Director	June 30, 2015

/s/ Juan Diego Vargas Juan Diego Vargas	Director	June 30, 2015

/s/ Jeffrey K. Quake Jeffry K. Quake	Director	June 30, 2015

/s/ Robert C. Volpe Robert C. Volpe	Director	June 30, 2015

/s/ Nathan K. Sleeper Nathan K. Sleeper	Director	June 30, 2015

/s/ Dod E. Wales Dod E. Wales	Director	June 30, 2015

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Memorandum and Articles of Association	S-1/A	333-191268	3.1	1/6/2014
3.2	Description of Preferred Shares	8-K	001-36261	3.1	8/27/2014
4.1	Indenture, dated as of May 13, 2013, among CHC Helicopter S.A., the Guarantors named therein, and The Bank of New York Mellon, as Trustee, governing the 9.375% Senior Notes due 2021.	8-K	333-179072	4.1	5/14/2013
4.2	Form of 9.375% Senior Notes due 2021 (included in Exhibit 4.2).	S-4	333-188927	4.2	5/29/2013
4.3	Indenture, dated as of October 4, 2010, among CHC Helicopter S.A., the Guarantors named therein, HSBC Corporate Trustee Company (UK) Limited, as Collateral Agent, and The Bank of New York Mellon, as Trustee, governing the 9.250% Senior Secured Notes due 2020.	S-4	333-179072	4.1	1/18/2012
4.4	Form of 9.250% Senior Secured Notes due 2020 (included in Exhibit 4.4)	S-4	333-179072	4.2	1/18/2012
4.5	Collateral Agent and Administrative Agent Appointment Deed, dated October 4, 2010, among HSBC Bank plc, as Administrative Agent, The Bank of New York Mellon, as Notes Trustee, the Grantors identified therein, the Lenders identified therein, the Arrangers identified therein, and HSBC Corporate Trust Company (UK) Limited, as Collateral Agent.	S-4	333-179072	4.4	1/18/2012
4.6	First Supplemental Indenture, dated as of February 20, 2012, among CHC Global Operations Canada (2008) Inc., CHC Helicopter S.A., the Guarantors named therein, HSBC Corporate Trustee Company (UK) Limited, as Collateral Agent, and The Bank of New York Mellon, as Trustee, governing the 9.250% Senior Secured Notes due 2020.	S-4/A	333-179072	4.5	3/28/2012
4.7	Intercreditor Agreement, dated as of October 4, 2010, among CHC Helicopter S.A., the other Grantors party thereto, HSBC Corporate Trustee Company (UK) Limited, as Initial Collateral Agent, HSBC Bank plc, as Administrative Agent, The Bank of New York Mellon, as Indenture Trustee, and each Additional Collateral Agent from time to time party thereto.	S-4/A	333-179072	4.6	5/9/2012
4.8	First Supplemental Indenture, dated as of January 31, 2014, among CHC Group Ltd., CHC Helicopter S.A., each other existing Guarantor referred to therein, and The Bank of New York Mellon, as trustee, governing the 9.375% senior unsecured notes due 2021.	8-K	001-36261	4.2	2/5/2014
4.9	Second Supplemental Indenture, dated as of January 31, 2014, among CHC Group Ltd., CHC Helicopter S.A., each other existing Guarantor referred to therein, HSBC Corporate Trustee Company (UK) Limited, as collateral agent, and The Bank of New York Mellon, as trustee, governing the 9.250% Senior Secured Notes due 2020.	8-K	001-36261	4.1	2/5/2014

4.10	Amended and Restated Registration Rights Agreement, dated August 21, 2014, by and among CHC Group Ltd., 6922767 Holding (Cayman) Inc. and the other parties thereto	8-K	001-36261	10.5	8/27/2014
4.11	Registration Rights Agreement by and between CHC Group Ltd. and CD&R CHC Holdings, L.P. dated as of October 30, 2014	8-K	001-36261	10.2	10/30/2014
4.12	Shareholders’ Agreement dated as of January 17, 2014 among CHC Group Ltd., 6922767 Holding (Cayman) Inc. and the other parties thereto					X
4.13	Amendment No. 1 to Shareholders’ Agreement dated August 21, 2014, by and among CHC Group Ltd., 6922767 Holding (Cayman) Inc. and the other parties thereto	8-K	001-36261	10.6	8/27/2014
4.14	Shareholders Agreement dated as of October 30, 2014 among CHC Group Ltd., CD&R CHC Holdings, L.P. and the other parties thereto	8-K	001-36261	10.1	10/30/2014
10.1	Credit Agreement, dated as of January 23, 2014, among CHC Group Ltd., 6922767 Holdings S.À R.L., CHC Helicopter Holdings S.À R.L., CHC Helicopter S.A., the Lenders party thereto, HSBC Bank Plc, HSBC Corporate Trustee Company (UK) Limited, HSBC Bank Canada, J.P. Morgan Securities LLC, Barclays Bank Plc, RBC Capital Markets and UBS Securities LLC.	8-K	001-36261	10.1	1/29/2014
10.2	Guarantee, dated and effective as of October 4, 2010, by each of the signatories thereto and each of the other entities that becomes a party thereto, in favor of HSBC Bank plc, as Administrative Agent, for the benefit of the Secured Parties.	S-4	333-179072	10.2	1/18/2012
10.3†	Contract for the Supply of Sixteen EC225 Helicopters and Ten Optional EC255 Helicopters with Related Services, dated as of March 1, 2007, between Eurocopter S.A.S. and Heli-One, a division of CHC Helicopters International Inc.	S-4/A	333-179072	10.3	4/19/2012
10.4†	Sale Purchase Agreement for the Supply of Twenty Firm EC225 Helicopters and Four Optional EC255 Helicopters with Related Services, dated as of September 13, 2011, between Eurocopter S.A.S. and CHC Leasing (Ireland) Limited	S-4/A	333-179072	10.4	4/19/2012
10.5†	Framework Agreement, dated as of October 31, 2007, between Augusta S.p.A. and CHC Helicopters International Inc.	S-4/A	333-179072	10.5	4/19/2012
10.6†	S-92 New Helicopter Sales Agreement, dated as of September 9, 2013, between Sikorsky International Operations, Inc. and CHC Helicopters (Barbados) Limited	S-1/A	333-191268	10.6	12/19/2013
10.7*	Form of Amended and Restated 2011 Management Equity Plan of 6922767 Holding (Cayman) Inc.	S-1/A	333-191268	10.7	12/19/2013
10.8*	Form of 2011 Restricted Share Unit Grant Agreement of 6922767 Holding (Cayman) Inc.	S-4	333-179072	10.8	1/18/2012
10.9*	Form of 2011 Subscription Agreement of 6922767 Holding (Cayman) Inc.	S-4	333-179072	10.9	1/18/2012
10.10*	Form of Restricted Share Unit Grant Agreement between 6922767 Holding (Cayman) Inc. and Jonathan James Muschamp Lewis	S-1/A	333-191268	10.13	12/19/2013

10.11*	Employment Agreement between CHC Group Ltd. and Karl S. Fessenden					X
10.12*	Employment Agreement between CHC Group Ltd. and Hooman Yazhari					X
10.13*	2013 Omnibus Incentive Plan of CHC Group Ltd.	S-8	333-193518	4.2	1/23/2014
10.14*	Form of Restricted Share Agreement of CHC Group Ltd. (Time Vesting)	S-1/A	333-191268	10.22	12/19/2013
10.15*	Form of Restricted Share Agreement of CHC Group Ltd. (Performance Vesting)	S-1/A	333-191268	10.23	1/13/2014
10.16*	Form of Nonqualified Stock Option Agreement of CHC Group Ltd. (Time Vesting)	S-1/A	333-191268	10.24	12/19/2013
10.17*	Form of Nonqualified Stock Option Agreement of CHC Group Ltd. (Performance Vesting)	S-1/A	333-191268	10.25	12/19/2013
10.18*	2013 Employee Share Purchase Plan	S-8	333-193518	4.7	1/23/2014
10.19*	Form of Restricted Share Unit Agreement of CHC Group Ltd. (Performance Vesting)	S-1/A	333-191268	10.30	1/6/2014
10.20*	Form of Nonqualified Stock Option Agreement of CHC Group Ltd.	S-1/A	333-191268	10.31	1/10/2014
10.21*	Form of Restricted Share Unit Agreement of CHC Group Ltd.	S-1/A	333-191268	10.32	1/10/2014
10.22	Investment Agreement, dated as of August 21, 2014, by and between CHC Group Ltd., Clayton, Dubilier & Rice Fund IX, L.P. and Clayton, Dubilier and Rice, LLC	8-K	001-36261	10.1	8/27/2014
10.23	Form of Indemnification Agreement	S-1/A	333-198876	10.22	9/22/2014
10.24*	Form of Nonqualified Stock Option Agreement of CHC Group Ltd.					X
10.25*	Separation Agreement and General Release between CHC Group Ltd. and William J. Amelio					X
10.26*	Separation Agreement and General Release between CHC Group Ltd. and Peter Bartolotta					X
10.27*	Retirement Agreement and General Release between CHC Group Ltd. and Joan S. Hooper					X
10.28*	Separation Agreement and General Release between CHC Group Ltd. and Michael J. O’Neill					X
10.29*	Separation Agreement and General Release between CHC Helicopter Support Services (US) Inc. and Juan Gallo					X
10.30*	Employment Agreement between CHC Group Ltd. and Lee Eckert					X
12.1	Computation of Earnings to Fixed Charge Ratios					X
21.1	Schedule of Subsidiaries of Registrant					X
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm					X
23.2	Consent of Ascend Worldwide Group Holdings Limited					X
23.3	Consent of HeliValue$, Inc.					X
24.1	Power of Attorney (included on signature page)					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS §	XBRL Instance Document.	X
101.SCH §	XBRL Taxonomy Extension Schema Document.	X
101.CAL §	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF §	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB §	XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE §	XBRL Taxonomy Extension Presentation Linkbase Document.	X

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