Form 10-Q
period 2015-07-31
CHC Group Ltd.
filed 2015-09-09
CIK 1586300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2015, there were 81,487,573 ordinary shares issued and outstanding, excluding unvested restricted shares of 40,516.

CHC GROUP LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED
July 31, 2015

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

Average HE count
Our heavy and medium helicopters, including owned and leased, are weighted at 100% and 50%, respectively, to arrive at a single HE count, excluding helicopters that are expected to be retired from the fleet and those helicopters which form part of our restructuring activities. The average HE count for a period is calculated using a weighted average of the HE count for the beginning and end of each quarter included in that period.

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

New technology
When used herein to classify our helicopters, a category of higher-value, recently produced, more sophisticated and more comfortable helicopters, including Airbus Helicopters H225, H135, H145 and H155; AgustaWestland’s AW139; and Sikorsky’s S76C++ and S92A.

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

ITEM 1. FINANCIAL STATEMENTS
CHC Group Ltd.
Consolidated Balance Sheets
(Expressed in thousands of United States dollars except share and per share information)
(Unaudited)

	April 30, 2015	July 31, 2015
Assets
Current assets:
Cash and cash equivalents	$134,297	$102,110
Receivables, net of allowance for doubtful accounts of $1.7 million and $3.2 million, respectively (note 2(a)(ii))	241,624	203,172
Income taxes receivable	14,191	11,268
Deferred income tax assets	416	479
Inventories (note 5)	117,748	110,552
Prepaid expenses	28,742	25,836
Other assets (note 6)	67,870	61,532
	604,888	514,949
Property and equipment, net	951,554	944,084
Investments	33,293	34,038
Intangible assets	169,598	163,848
Restricted cash	19,333	35,412
Other assets (note 6)	458,156	493,353
Deferred income tax assets	1,333	1,757
Assets held for sale (note 4)	13,424	9,903
	$2,251,579	$2,197,344
Liabilities and Shareholders' Deficit
Current liabilities:
Payables and accruals	$275,944	$274,381
Deferred revenue	40,949	36,662
Income taxes payable	42,000	40,034
Deferred income tax liabilities	43	494
Current facility secured by accounts receivable (note 2(a)(ii))	43,379	51,437
Other liabilities (notes 3 and 7)	102,100	100,621
Current portion of long-term debt obligations (note 8)	3,624	10,136
	508,039	513,765
Long-term debt obligations (note 8)	1,215,655	1,227,353
Deferred revenue	64,387	63,150
Other liabilities (notes 3 and 7)	273,274	271,190
Deferred income tax liabilities	8,927	9,087
Total liabilities	2,070,282	2,084,545
Redeemable non-controlling interests (note 2(a)(i))	16,940	17,306
Redeemable convertible preferred shares: Par value $0.0001
Authorized: 6,000,000; Issued: 617,045 and 630,157; Dividends in arrears: $6.5 million and $6.7 million	589,823	602,935
Capital stock: Par value $0.0001
Authorized: 1,994,000,000; Issued: 81,249,359 and 81,487,573	8	8
Additional paid-in capital (notes 2(a)(i))	1,961,007	1,965,470
Deficit	(2,070,254)	(2,123,616)
Accumulated other comprehensive loss	(316,227)	(349,304)
	(425,466)	(507,442)
	$2,251,579	$2,197,344
See accompanying notes to interim consolidated financial statements.
See table in Note 2(a)(i) for certain amounts included in the Consolidated Balance Sheets related to variable interest entities.

CHC Group Ltd.
Consolidated Statements of Operations
(Expressed in thousands of United States dollars except share and per share information)
(Unaudited)

	Three months ended
	July 31, 2014	July 31, 2015
Revenue	$460,648	$375,937
Operating expenses:
Direct costs	(394,547)	(314,170)
Earnings from equity accounted investees	2,677	1,433
General and administration costs	(21,662)	(16,356)
Depreciation	(33,725)	(40,281)
Restructuring expense (note 3)	—	(19,379)
Asset impairments	(275)	—
Loss on disposal of assets	(5,259)	(987)
	(452,791)	(389,740)
Operating income (loss)	7,857	(13,803)
Interest on long-term debt	(34,872)	(26,946)
Foreign exchange gain (loss)	4,908	(10,079)
Other financing income (charges) (note 9)	(4,325)	10,094
Loss before income tax	(26,432)	(40,734)
Income tax expense (note 10)	(7,887)	(5,908)
Net loss	$(34,319)	$(46,642)
Net earnings (loss) attributable to:
Controlling interest	$(42,100)	$(53,362)
Non-controlling interests	7,781	6,720
Net loss	$(34,319)	$(46,642)

Net loss per ordinary share available to common stockholders:
Net loss attributable to controlling interest	$(42,100)	$(53,362)
Redeemable convertible preferred share dividends including cumulative effect of dividends in arrears of nil and $0.2 million	—	(13,324)
Adjustment of redeemable non-controlling interest to redemption amount (note 2(a)(i))	—	16,376
Net loss available to common stockholders	$(42,100)	$(50,310)

Net loss per ordinary share available to common stockholders - basic and diluted	$(0.52)	$(0.62)

Weighted average number of ordinary shares outstanding - basic and diluted	80,530,687	81,375,804
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd.
Consolidated Statements of Comprehensive Loss
(Expressed in thousands of United States dollars)
(Unaudited)

	Three months ended
	July 31, 2014	July 31, 2015
Net loss	$(34,319)	$(46,642)
Other comprehensive income (loss):
Net foreign currency translation adjustments	(44,202)	(24,659)
Net change in defined benefit pension plan, net of income tax	374	1,604
Comprehensive loss	$(78,147)	$(69,697)
Comprehensive income (loss) attributable to:
Controlling interest	$(85,314)	$(86,439)
Non-controlling interests	7,167	16,742
Comprehensive loss	$(78,147)	$(69,697)
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd.
Consolidated Statements of Cash Flows
(Expressed in thousands of United States dollars)
(Unaudited)

	Three months ended
	July 31, 2014	July 31, 2015
Cash provided by (used in):
Operating activities:
Net loss	$(34,319)	$(46,642)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation	33,725	40,281
Loss on disposal of assets	5,259	987
Asset impairments	275	—
Earnings from equity accounted investees less dividends received	(2,174)	(793)
Deferred income taxes	1,065	138
Non-cash stock-based compensation expense	3,231	1,199
Net loss (gain) on debt extinguishment (note 9)	7,444	(14,687)
Amortization of long-term debt and lease deferred financing costs	2,573	2,469
Mark to market gain on derivative instruments	(8,408)	(3,442)
Non-cash defined benefit pension income (note 11)	(207)	(173)
Defined benefit contributions and benefits paid	(17,127)	(6,777)
Unrealized loss (gain) on foreign currency exchange translation	(5,990)	10,605
Other	(1,502)	(3,580)
Change in cash resulting from changes in operating assets and liabilities:
Receivables, net of allowance	(8,282)	30,726
Income taxes receivable and payable	(683)	93
Inventories	(7,643)	1,818
Prepaid expenses	(2,666)	2,715
Payables and accruals	(12,070)	5,929
Deferred revenue	11,163	170
Other assets and liabilities	5,091	4,203
Cash provided by (used in) operating activities	(31,245)	25,239
Financing activities:
Sold interest in accounts receivable, net of collections	(9,146)	10,602
Long-term debt proceeds	70,000	150,000
Long-term debt repayments	(71,371)	(95,868)
Redemption and repurchases of senior secured notes	(70,620)	—
Redemption and repurchases of senior unsecured notes	—	(18,818)
Increase in deferred financing costs	—	(2,179)
Cash provided by (used in) financing activities	(81,137)	43,737
Investing activities:
Property and equipment additions	(125,879)	(80,095)
Proceeds from disposal of property and equipment	69,198	27,723
Helicopter deposits net of lease inception refunds	(14,780)	(24,360)
Restricted cash	1,605	(16,638)
Cash used in investing activities	(69,856)	(93,370)
Effect of exchange rate changes on cash and cash equivalents	(356)	(7,793)
Change in cash and cash equivalents during the period	(182,594)	(32,187)
Cash and cash equivalents, beginning of period	302,522	134,297
Cash and cash equivalents, end of period	$119,928	$102,110
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd.
Consolidated Statements of Shareholders' Equity (Deficit)
(Expressed in thousands of United States dollars except share information)
(Unaudited)

Three months ended July 31, 2014	Capital stock		Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders' equity	Redeemable non- controlling interests	Redeemable convertible preferred shares
	Number of shares	Amount						Number of shares	Amount
April 30, 2014	80,519,484	$8	$2,039,371	$(1,265,103)	$(122,784)	$651,492	$(22,578)	—	$—
Issuance of capital stock for stock option and service vesting shares	78,428	—	—	—	—	—	—	—	—
Capital contribution by shareholder	—	—	—	—	—	—	195	—	—
Foreign currency translation	—	—	—	—	(43,443)	(43,443)	(759)	—	—
Stock-based compensation expense	—	—	3,231	—	—	3,231	—	—	—
Defined benefit plan, net of income tax	—	—	—	—	229	229	145	—	—
Net earnings (loss)	—	—	—	(42,100)	—	(42,100)	7,781	—	—
July 31, 2014	80,597,912	$8	$2,042,602	$(1,307,203)	$(165,998)	$569,409	$(15,216)	—	$—
Three months ended July 31, 2015	Capital stock		Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders' deficit	Redeemable non- controlling interests	Redeemable convertible preferred shares
	Number of shares	Amount						Number of shares	Amount
April 30, 2015	81,249,359	$8	$1,961,007	$(2,070,254)	$(316,227)	$(425,466)	$16,940	617,045	$589,823
Issuance of capital stock for stock option and service vesting shares	238,214	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	(34,160)	(34,160)	9,501	—	—
Stock-based compensation expense	—	—	1,199	—	—	1,199	—	—	—
Defined benefit plan, net of income tax	—	—	—	—	1,083	1,083	521	—	—
Redeemable convertible preferred share dividends	—	—	(13,112)	—	—	(13,112)	—	13,112	13,112
Adjustment of redeemable non-controlling interest to redemption amount (note 2(a)(i))	—	—	16,376	—	—	16,376	(16,376)	—	—
Net earnings (loss)	—	—	—	(53,362)	—	(53,362)	6,720	—	—
July 31, 2015	81,487,573	$8	$1,965,470	$(2,123,616)	$(349,304)	$(507,442)	$17,306	630,157	$602,935
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
The financial information as of April 30, 2015 is derived from our annual audited consolidated financial statements and notes for the fiscal year ended April 30, 2015. These interim financial statements should be read in conjunction with our consolidated financial statements and related notes for the fiscal year ended April 30, 2015, which are included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015 which was filed with the Securities and Exchange Commission (“SEC”) on July 1, 2015.

(b)	Foreign currency:
The currencies which most influence our foreign currency translations and the relevant exchange rates were:

	Three months ended
	July 31, 2014	July 31, 2015
Average rates:
£/US $	1.693993	1.552814
CAD/US $	0.924214	0.801231
NOK/US $	0.164972	0.127480
AUD/US $	0.934843	0.765316
€/US $	1.361830	1.111956
Period end rates:
£/US $	1.688797	1.563271
CAD/US $	0.918274	0.766460
NOK/US $	0.159045	0.122863
AUD/US $	0.930028	0.733119
€/US $	1.338935	1.102782

(c)	Comparative figures:
Certain comparative figures have been reclassified to conform to the financial presentation adopted for the current period.

(d)	Recent accounting pronouncements not yet adopted:
Inventories:
In June 2015, the FASB issued an amendment that requires management to reduce inventory to the lower of cost and net realizable value rather than the lower of cost and market value. The standard is effective for fiscal periods beginning after December 15, 2016 and interim periods within fiscal periods beginning after December 15, 2017. Early application is permitted. We will adopt the standard on May 1, 2017. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

1.	Significant accounting policies (continued):
Revenue recognition:
In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition to achieve the objective of recognizing revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2017. Companies are permitted to early adopt the standard for fiscal periods beginning after December 15, 2016. We will adopt the standard on May 1, 2018. Companies are allowed to use either full retrospective or modified retrospective adoption. We are currently evaluating which transition approach to use and the impact of the adoption of this standard on our consolidated financial statements.
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
Certain areas of operations are subject to local governmental regulations that may limit foreign ownership of aviation companies. Accordingly, operations in certain jurisdictions may require the establishment of local ownership entities that are considered to be variable interest entities ("VIEs"). The nature of our involvement with consolidated local ownership entities is as follows:
Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015 contains a description of our principal involvement with VIEs and the accounting policies regarding determination of whether we are deemed to be the primary beneficiary. As of July 31, 2015, there have been no significant changes in either the nature of our involvement with, or the accounting policies associated with the analysis of VIEs as described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015.
The following table shows the redeemable non-controlling interests relating to the local ownership VIEs that are included in the interim financial statements.

	April 30, 2015	July 31, 2015
EEA Helicopters Operations B.V.	$15,223	$15,589
Atlantic Aviation Limited and Atlantic Aviation FZE	1,717	1,717
	$16,940	$17,306
Because of the terms of the put and call arrangements with the holder of the non-controlling interest, it is probable that the EEA Helicopter Operations B.V.'s non-controlling interest will become redeemable and accordingly it is recorded at its redemption amount. We have elected to recognize any changes in the redemption value immediately as they occur and adjust the carrying amount of the redeemable non-controlling interest to equal the redemption value at the end of the reporting period. Reductions in the carrying amount of the redeemable non-controlling interest are only recorded if we have previously recorded increases in the carrying amount of the redeemable non-controlling interest. The change in redemption value is recognized in additional paid-in capital and as a deduction or addition to the numerator of the net loss per ordinary share calculation.
The redemption amount is based on a formula of $14.5 million plus an amount representing compounded interest, commencing October 31, 2014, which increases from 10% for the first year to 20% for the fifth year and thereafter.
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

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

2.	Variable interest entities (continued):

	April 30, 2015	July 31, 2015
Cash and cash equivalents	$128,744	$104,613
Receivables, net of allowance	82,286	76,356
Other current assets	44,262	39,389
Other long-term assets	118,025	140,989
Total assets	$373,317	$361,347

Payables and accruals	$79,382	$61,205
Intercompany payables	135,285	125,541
Other current liabilities	21,280	38,930
Accrued pension obligations	73,102	70,810
Long-term intercompany payables	134,687	120,893
Other long-term liabilities	33,315	33,059
Total liabilities	$477,051	$450,438

	Three months ended
	July 31, 2014	July 31, 2015
Revenue	$300,506	$237,604
Net earnings	13,701	14,131

(ii)	Accounts receivable securitization:
As described in Note 3(a)(ii) of the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015, we enter into trade receivables securitization transactions to raise financing, through the sale of pools of receivables, or beneficial interests therein, to a VIE, Finacity Receivables – CHC 2009, LLC (“Finacity”), which we have determined we are required to consolidate as we are the primary beneficiary.
The following table shows the assets and the associated liabilities related to our secured debt arrangements that are included in the interim financial statements:

	April 30, 2015	July 31, 2015
Restricted cash	$2,634	$20,724
Transferred receivables	62,488	59,320
Current facility secured by accounts receivable	43,379	51,437

(iii)	Trinity Helicopters Limited:
As at July 31, 2015, we leased two helicopters from Trinity Helicopters Limited (“Trinity”), an entity considered to be a VIE, which we have determined we are required to consolidate as we are the primary beneficiary.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

2.	Variable interest entities (continued):

(b)	VIEs of which we are not the primary beneficiary:

(i)	Local ownership VIEs:
Thai Aviation Services (“TAS”)
As described in Note 3(b)(i) of the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015, we have a 29.9% interest in the ordinary shares of TAS, which we have determined to be a VIE that we are not required to consolidate as we are not the primary beneficiary.
The following table summarizes the amounts recorded for TAS in the consolidated balance sheets:

	April 30, 2015		July 31, 2015
	Carrying amounts	Maximum exposure to loss	Carrying amounts	Maximum exposure to loss
Receivables, net of allowances	$4,398	$4,398	$4,018	$4,018
Equity method investment	25,022	25,022	26,238	26,238
As of July 31, 2014 and 2015, we leased eight helicopters to TAS and provided crew, insurance, maintenance and base services. The total revenue earned from providing these services was $12.4 million and $11.6 million for the three months ended July 31, 2014 and 2015, respectively.

(ii)	Leasing entities:
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
The following table summarizes the amounts recorded in the consolidated statements of operations prior to December 18, 2014:

	Three months ended
	July 31, 2014	July 31, 2015
Operating lease expense	$12,584	$—
Other VIE lessors
We have determined that the activity that most significantly impacts the economic performance of the lessor VIEs is the remarketing of the helicopters at the end of the lease term. As we do not have the power to make remarketing decisions, we have determined that we are not the primary beneficiary of the lessor VIEs.
As at July 31, 2014 and 2015, we leased from various entities considered to be VIEs 65 helicopters and 103 helicopters, respectively. All 65 and 103 leases were considered to be operating leases as at July 31, 2014 and 2015, respectively.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

3.	Restructuring:
We are undergoing a comprehensive review of our operations, organizational structure and fleet with the view to reducing operating costs. In connection with the ongoing review, we have incurred restructuring expenses consisting of employee related severance costs and other associated costs and the majority of these payments will be made in fiscal 2016. We have also incurred restructuring expenses related to contractual lease payments, maintenance and other costs on specific leased helicopters we have permanently ceased use of in operations and which do not form part of our prospective fleet strategy. The majority of the lease obligations will expire by fiscal 2018. On an ongoing basis we are monitoring our market environment and where necessary, may incur additional restructuring expenses.
The following table summarizes the activity of the restructuring liability for the period ended July 31, 2015:

	Employee related severance and other costs	Lease associated costs	Total
Balance at April 30, 2015	$23,829	$48,583	$72,412
Restructuring expense	4,952	14,427	19,379
Non-cash charges and foreign exchange (i)	372	(5,779)	(5,407)
Cash payments	(10,970)	(6,443)	(17,413)
Balance at July 31, 2015	$18,183	$50,788	$68,971

(i)	The related asset and liability balances for the leased helicopters we have ceased to use were written off to the lease restructuring expenses.
As of July 31, 2015, we have expensed $40.9 million of employee related severance and other costs and $58.8 million of lease associated costs cumulatively to date under this restructuring review.

4.	Assets held for sale:
We have classified certain assets such as helicopters and buildings as held for sale as these assets are ready for immediate sale and management expects these assets to be sold within one year.

	April 30, 2015		July 31, 2015
	# Helicopters		# Helicopters
Helicopters held for sale:
Book value, beginning of year	11	$25,426	5	$8,689
Classified as held for sale, net of impairment	2	968	—	—
Sales	(6)	(15,511)	—	—
Reclassified as held for use	(2)	(1,890)	—	—
Foreign exchange		(304)		(46)
Helicopters held for sale	5	8,689	5	8,643
Buildings held for sale	—	4,735	—	1,260
Total assets held for sale		$13,424		$9,903
The helicopters classified as held for sale are older technology helicopters that are being divested by us. The building classified as held for sale is the result of relocation of certain of our base operations.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

5.	Inventories:

	April 30, 2015	July 31, 2015
Work-in-progress for long-term maintenance contracts under completed contract accounting	$7,551	$4,322
Consumables	118,339	114,380
Provision for obsolescence	(8,142)	(8,150)
	$117,748	$110,552

6.	Other assets:

	April 30, 2015	July 31, 2015
Current:
Helicopter operating lease funded residual value guarantees	$24,349	$15,493
Foreign currency embedded derivatives (a) (note 12)	11,754	17,224
Mobilization costs	8,179	7,686
Deferred financing costs	8,126	9,230
Prepaid helicopter rentals	4,166	3,985
Residual value guarantees	2,861	2,709
Foreign currency forward contracts (a) (note 12)	492	—
Other receivable	7,943	5,205
	$67,870	$61,532
Non-current:
Helicopter operating lease funded residual value guarantees	$202,209	$212,834
Helicopter deposits	70,123	88,059
Security deposits	38,695	39,396
Deferred financing costs	38,459	39,789
Foreign currency embedded derivatives (a) (note 12)	22,243	27,671
Long-term income tax receivable	19,490	18,840
Prepaid helicopter rentals	15,941	15,779
Accrued pension asset	15,091	18,241
Mobilization costs	14,760	13,223
Pension guarantee assets	8,521	7,925
Residual value guarantees	8,441	8,569
Foreign currency forward contracts (a) (note 12)	775	—
Other	3,408	3,027
	$458,156	$493,353

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

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

7.	Other liabilities:

	April 30, 2015	July 31, 2015
Current:
Restructuring (note 3)	$57,310	$49,975
Foreign currency forward contracts (a) (note 12)	22,562	28,143
Deferred gains on sale-leasebacks of helicopters	13,927	13,722
Residual value guarantees	3,505	2,825
Foreign currency embedded derivatives (a) (note 12)	2,173	1,908
Contract inducement	742	735
Other	1,881	3,313
	$102,100	$100,621
Non-current:
Accrued pension obligations	$120,879	$115,071
Deferred gains on sale-leasebacks of helicopters	85,250	81,570
Residual value guarantees	19,245	19,988
Restructuring (note 3)	15,102	18,996
Insurance claims accrual	8,888	9,087
Contract inducement	7,203	6,954
Foreign currency forward contracts (a) (note 12)	6,894	10,314
Foreign currency embedded derivatives (a) (note 12)	2,526	2,360
Other	7,287	6,850
	$273,274	$271,190

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

8.	Long-term debt obligations:

	Principal Repayment terms	Facility maturity dates	April 30, 2015	July 31, 2015
Senior secured notes	At maturity	October 2020	$1,006,387	$1,006,669
Senior unsecured notes (a)	At maturity	June 2021	135,292	101,232
Senior secured revolving credit facility:
US LIBOR plus a 4.5% margin	At maturity	January 2019	—	20,000
Alternate Base Rate plus a 3.5% margin	At maturity	January 2019	—	35,000
Capital lease obligations (USD)	Quarterly	October 2017 - September 2025	34,370	33,845
Capital lease obligations (Euro)	Quarterly	September 2025	15,024	14,697
Boundary Bay financing – 6.93% (CAD)	Monthly	April 2035	28,206	26,046
Total long-term debt obligations			1,219,279	1,237,489
Less: current portion			(3,624)	(10,136)
Long-term debt obligations			$1,215,655	$1,227,353

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

8.	Long-term debt obligations (continued):

(a)	Senior unsecured notes:
On July 20, 2015, one of our subsidiaries repurchased $34.1 million of the senior unsecured notes on the open market at 55.25% of the principal plus accrued and unpaid interest of $0.4 million. A gain on extinguishment of $14.7 million related to the repurchase discount net of the unamortized deferred financing costs was recognized.
On August 3, 2015, one of our subsidiaries repurchased $6.5 million of the senior unsecured notes on the open market at 50.50% of the principal plus paid accrued and unpaid interest of $0.1 million. A gain on extinguishment of $3.1 million related to the repurchase discount net of the unamortized deferred financing costs will be recognized in the three and six months ended October 31, 2015. As at July 31, 2015, the $6.5 million is classified in the current portion of long-term debt obligations.

(b)	Asset-based revolving credit facility:
On June 12, 2015, one of our subsidiaries entered into an asset-based revolving credit facility (the "ABL Facility") with a syndicate of financial institutions of up to $145.0 million, subject to borrowing base availability. The ABL Facility can be used to finance the acquisition of helicopters of up to a certain percentage of the aggregate eligible helicopter value included within the arrangement and can be drawn in U.S. dollars, Euros or other currencies. It bears interest at an adjusted LIBOR rate plus an applicable margin that ranges from 2.00% to 3.25%, based on the percentage of excess availability in the ABL Facility calculated as of the most recent quarter. The ABL Facility has a five year term and is subject to acceleration of maturity under certain circumstances. The ABL Facility contains mandatory prepayment terms in the event outstanding borrowings exceed the lesser of the borrowing base or the effective commitments under the facility.
The ABL Facility is secured on a first priority perfected security interest in the capital stock of the borrower and in the helicopter equipment it acquires. The ABL Facility covenants include a requirement for us to maintain a fixed charge coverage ratio, as defined, of 1.35:1 and contains other affirmative and negative covenants.

(c)	Covenant compliance:
At July 31, 2015, we were in compliance with all long-term debt obligations covenants.

9.	Other financing income (charges):

	Three months ended
	July 31, 2014	July 31, 2015
Amortization of deferred financing costs	$(1,887)	$(1,861)
Net gain (loss) on debt extinguishment (note 8)	(7,444)	14,687
Net loss on fair value of foreign currency forward contracts	(2,508)	(15,526)
Net gain on fair value of foreign currency embedded derivatives	10,011	13,709
Amortization of guaranteed residual values	(1,041)	(148)
Interest expense	(5,163)	(4,382)
Interest income	6,090	5,790
Other	(2,383)	(2,175)
	$(4,325)	$10,094

10.	Income taxes:
During the three months ended July 31, 2014 and 2015, we recorded income tax expense of $7.9 million and $5.9 million, respectively, resulting in effective tax rates of (29.8)% and (14.5)%, respectively.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

10.	Income taxes (continued):
During the three months ended July 31, 2015, there were no new uncertain tax positions identified. The remaining income tax expense reflects primarily the current corporate income taxes in taxable jurisdictions and withholding taxes. For most jurisdictions we determined that the deferred tax assets are not more likely than not to be realized and therefore we continue to recognize a valuation allowance in respect of these deferred tax assets.
As of July 31, 2015, there was $28.8 million in unrecognized tax benefits, of which $23.6 million would have an impact on the effective tax rate, if recognized.
The total amount of interest and penalties accrued on the consolidated balance sheets at April 30, 2015 and July 31, 2015 was $9.3 million and $10.2 million, respectively.

11.	Employee pension plans:
The net defined benefit pension plan income is as follows:

	Three months ended
	July 31, 2014	July 31, 2015
Current service cost	$5,400	$4,043
Interest cost	8,705	5,838
Expected return on plan assets	(13,823)	(10,756)
Amortization of net actuarial and experience losses	520	1,247
Amortization of past service credits	(146)	(124)
Employee contributions	(863)	(421)
	$(207)	$(173)

12.	Derivative financial instruments and fair value measurements:
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

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

12.	Derivative financial instruments and fair value measurements (continued):
The outstanding foreign exchange forward contracts are as follows:

	Notional		Fair value liability	Maturity
April 30, 2015
Purchase contracts to sell U.S. dollars and buy Canadian dollars	CAD	228,000	$(15,220)	May 2015 to Nov 2017
Purchase contracts to sell U.S. dollars and buy Euros		€42,051	(7,405)	Sept 2015 to Nov 2015
Purchase contracts to sell Pounds Sterling and buy Euros		€31,000	(5,564)	May 2015 to Dec 2016

July 31, 2015
Purchase contracts to sell U.S. dollars and buy Canadian dollars	CAD	216,000	$(24,279)	Aug 2015 to Nov 2017
Purchase contracts to sell U.S. dollars and buy Euros		€42,051	(8,506)	Sept 2015 to Nov 2015
Purchase contracts to sell Pounds Sterling and buy Euros		€25,000	(5,672)	Aug 2015 to Dec 2016
We enter into long-term revenue agreements, which provide for pricing denominated in currencies other than the functional currency of the parties to the contract. This pricing feature was determined to be an embedded derivative which has been bifurcated for valuation and accounting purposes.
The embedded derivative contracts and forward contracts are measured at fair value and included in other assets and/or other liabilities (notes 6 and 7). The gains and losses due to the change in fair value are recognized in the statement of operations as part of other financing income (charges) (note 9).
The carrying values of the other financial instruments, which are measured at other than fair value, approximate fair value due to the short terms to maturity, except for non-revolving debt obligations, the fair values of which are as follows:

	April 30, 2015		July 31, 2015
	Fair value	Carrying value	Fair value	Carrying value
Senior secured notes	$893,467	$1,006,387	$649,145	$1,006,669
Senior unsecured notes	89,800	135,292	52,641	101,232
The fair value of the senior secured and unsecured notes is determined based on market information provided by third parties which is considered to be a Level 2 measurement in the fair value hierarchy.

13.	Guarantees:
We have provided limited guarantees to third parties under some of our operating leases relating to a portion of the residual helicopter values at the termination of the leases, which have terms expiring between fiscal 2016 and 2024. Our exposure under the asset value guarantees including guarantees in the form of funded and unfunded residual value guarantees is approximately $251.0 million and $252.8 million as at April 30, 2015 and July 31, 2015, respectively.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

14.	Related party transactions:
During the three months ended July 31, 2014, we engaged in leasing transactions with VIEs formerly related to one of our shareholders (note 2(b)(ii)).

15.	Commitments:
We have helicopter operating leases for 169 helicopters and 163 helicopters at April 30, 2015 and July 31, 2015, respectively. As at July 31, 2015, these leases had expiry dates ranging from fiscal 2016 to 2025. For those helicopters where we have an unexercised option to purchase them for agreed amounts, the purchase options do not constitute bargain purchase options and we do not have a commitment to exercise the options. With respect to such leased helicopters, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at our expense. We either perform this work internally through our own repair and overhaul facilities or have the work performed by an external repair and overhaul service provider.
As at July 31, 2015, we have commitments with respect to operating leases for helicopters, buildings, land and equipment. The minimum lease rentals required under operating leases are payable in the following amounts over the following years ended July 31:

	Helicopter operating leases (i)	Building, land and equipment operating leases	Total operating leases
2016	$284,713	$15,422	$300,135
2017	267,496	11,840	279,336
2018	256,167	8,952	265,119
2019	238,740	7,353	246,093
2020	188,078	4,153	192,231
Thereafter	256,116	37,071	293,187
	$1,491,310	$84,791	$1,576,101

(i)
The helicopter operating leases exclude the remaining contractual lease commitments, for helicopters that we have permanently ceased use of in operations and which do not form part of our prospective fleet strategy, which have been provided for as part of restructuring expense (note 3).

Including amendments to our aircraft purchase agreements with certain original equipment manufacturers made during and subsequent to the quarter ended July 31, 2015, we have a total commitment of $258.7 million for the purchase of new helicopters. These helicopters are expected to be delivered in fiscal 2016 ($30.8 million), 2017 ($161.7 million) and 2018 ($66.2 million) and will be deployed in our Helicopter Services segment. We intend to enter into leases or other financings for these helicopters or purchase them outright upon delivery from the manufacturer. We also have additional flexible orders of $249.0 million which allow us to monitor the market recovery before confirming dates and the type of aircraft for deliveries. Our additional flexible orders can also be cancelled with no further payment, subject to periodic forfeitures of deposits paid to date, up to a maximum of $29.0 million in forfeitures.
The terms of certain of the helicopter lease agreements impose operating and financial limitations on us. Such agreements limit the extent to which we may, among other things, incur indebtedness and fixed charges relative to our level of consolidated adjusted earnings before interest, taxes, depreciation and amortization.
Generally, in the event of a covenant breach, a lessor has the option to terminate the lease and require the return of the helicopter, with the repayment of any arrears of lease payments plus additional damages which may include the present value of all future lease payments and certain other amounts which could be material to our financial position. The helicopter would then be sold and a percentage of the surplus, if any, returned to us, or leased with future lease payments reducing the aforesaid damages. Alternatively, in many of our leases we have the right to purchase the helicopter and could exercise such right to cure a covenant breach. As at July 31, 2015, we were in compliance with all helicopter lease covenants.

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
Two securities lawsuits were recently brought against the Company: McCrory v. CHC Group et al. was filed on April 17, 2015 in New York Supreme Court (now removed to the federal district court for the Southern District of New York), and Rudman et al. v. CHC Group et al. was filed on May 15, 2015 in federal district court for the Southern District of New York.  Both complaints allege that the Company and others failed to disclose in our IPO materials that one of our major customers, Petrobras, had suspended payments on certain contracts due to the global stand-down of Airbus H225 aircraft.  Both complaints seek class treatment and unspecified damages.  The Company maintains adequate insurance to respond to these complaints.  Moreover, the Company disputes the allegations in the complaints and will vigorously defend against them.
In addition, from time to time, we are involved in tax and other disputes with various government agencies. The following summarizes certain of these pending disputes:
On May 2, 2008, Brazilian customs authorities seized one of our helicopters (customs value of $10.0 million) as a result of allegations that we violated Brazilian customs law by failing to ensure our customs agent and the customs agent’s third-party shipping company followed approved routing of the helicopter during transport. We secured release of the helicopter and are disputing through court action any claim for penalties associated with the seizure and the alleged violation. We preserved our rights by filing a civil action against our customs agent for any losses that may result. The State Court of São Paulo has ruled that our agent will be responsible for the value of the helicopter if the government’s seizure is upheld. At July 31, 2015, it is not possible to determine the ultimate outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.
Our Brazilian subsidiary is disputing claims from the Brazilian tax authorities that it was not entitled to certain credits in 2004 and 2007. The tax authorities are seeking up to $2.0 million in additional taxes plus interest and penalties. We believe that based on our interpretation of tax legislation and well established aviation industry practice we are in compliance with all applicable tax legislation and plan to defend this claim vigorously. At July 31, 2015, it is not possible to determine the outcome of this matter or the significance, if any, to our business, financial condition and results of operations.
Our Brazilian subsidiary is also disputing assessments from the municipal governments in Macae and Cabo Frio related to cross-border flights and invoicing. The municipalities are seeking up to $3.7 million in taxes and penalties. We do not believe the Company is liable for these amounts and will continue to dispute these assessments at the administrative level before the Municipal Tax Secretary in each jurisdiction. At July 31, 2015, it is not possible to determine the outcome of this matter or the significance, if any, to our business, financial condition and results of operations.
In the United Kingdom, the Ministry for Transport is investigating potential wrongdoing involving two ex-employees in conjunction with the SAR-H bid award processes. This arose from our self-reporting potential improprieties by these individuals upon their discovery in 2010. The SAR-H bid process was subsequently cancelled. We will continue to cooperate in all aspects of the investigation. On July 30, 2014, the UK Treasury Solicitors filed a claim for bid recovery costs of £17.8 million ($27.8 million) against us and other parties involved in our cancelled bid.  We dispute the bases for the claim and intend to vigorously defend against it. At July 31, 2015, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.

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

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

17.	Segment information (continued):

Three months ended July 31, 2014
	Helicopter Services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$423,711	$36,937	$—	$—	$460,648
Add: Inter-segment revenues	—	23,981	—	(23,981)	—
Total revenue	423,711	60,918	—	(23,981)	460,648
Direct costs (i)	(299,587)	(55,642)	—	23,962	(331,267)
Earnings from equity accounted investees	2,677	—	—	—	2,677
General and administration costs	—	—	(21,662)	—	(21,662)
Adjusted EBITDAR (ii)	126,801	5,276	(21,662)	(19)	110,396
Helicopter lease and associated costs	(63,280)	—	—	—	(63,280)
Depreciation					(33,725)
Asset impairments					(275)
Loss on disposal of assets					(5,259)
Operating income					7,857
Interest on long-term debt					(34,872)
Foreign exchange gain					4,908
Other financing charges					(4,325)
Income tax expense					(7,887)
Net loss					$(34,319)

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statements of operations these costs are combined.

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

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

17.	Segment information (continued):

Three months ended July 31, 2015
	Helicopter Services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$340,500	$35,437	$—	$—	$375,937
Add: Inter-segment revenues	—	27,366	—	(27,366)	—
Total revenue	340,500	62,803	—	(27,366)	375,937
Direct costs (i)	(220,690)	(55,439)	—	26,633	(249,496)
Earnings from equity accounted investees	1,433	—	—	—	1,433
General and administration costs	—	—	(16,356)	—	(16,356)
Adjusted EBITDAR (ii)	121,243	7,364	(16,356)	(733)	111,518
Helicopter lease and associated costs	(64,674)	—	—	—	(64,674)
Depreciation					(40,281)
Restructuring expense (note 3)					(19,379)
Loss on disposal of assets					(987)
Operating loss					(13,803)
Interest on long-term debt					(26,946)
Foreign exchange loss					(10,079)
Other financing income					10,094
Income tax expense					(5,908)
Net loss					$(46,642)

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statements of operations these costs are combined.

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
The Company and certain of its direct and indirect wholly owned subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guaranteed on a joint and several basis certain outstanding indebtedness of CHC Helicopter S.A., one of our subsidiaries. The following consolidating schedules present financial information as of July 31, 2015 and for the three months ended July 31, 2014 and 2015, based on the guarantor structure that was in place at July 31, 2015.
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

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Balance Sheets as at April 30, 2015 (Expressed in thousands of United States dollars)	Parent	Sub-Parent (1)	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$112	$—	$82,458	$96,428	$37,757	$(82,458)	$134,297
Receivables, net of allowance for doubtful accounts	49	—	113	105,795	136,348	(681)	241,624
Current intercompany receivables	13,216	—	435,518	525,199	374,924	(1,348,857)	—
Income taxes receivable	—	—	—	1,717	12,474	—	14,191
Deferred income tax assets	—	—	—	368	48	—	416
Inventories	—	—	—	111,936	5,812	—	117,748
Prepaid expenses	911	—	—	11,581	16,250	—	28,742
Other assets	—	—	97,621	139,857	56,407	(226,015)	67,870
	14,288	—	615,710	992,881	640,020	(1,658,011)	604,888
Property and equipment, net	—	—	—	708,875	242,679	—	951,554
Investments	183,411	—	—	431,122	25,016	(606,256)	33,293
Intangible assets	—	—	—	166,528	3,070	—	169,598
Restricted cash	—	—	—	8,537	10,796	—	19,333
Other assets	36	—	22,799	390,000	68,120	(22,799)	458,156
Long-term intercompany receivables	—	—	202,740	67,525	419,129	(689,394)	—
Deferred income tax assets	—	—	—	157	1,176	—	1,333
Assets held for sale	—	—	—	13,424	—	—	13,424
	$197,735	$—	$841,249	$2,779,049	$1,410,006	$(2,976,460)	$2,251,579
Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Payables and accruals	$4,642	$—	$11,206	$171,069	$100,233	$(11,206)	$275,944
Deferred revenue	—	—	—	30,975	9,974	—	40,949
Income taxes payable	—	—	9	36,429	5,571	(9)	42,000
Current intercompany payables	28,160	—	57,572	369,331	515,782	(970,845)	—
Deferred income tax liabilities	—	—	—	31	12	—	43
Current facility secured by accounts receivable	—	—	—	—	43,379	—	43,379
Other liabilities	576	—	35,727	120,830	109,089	(164,122)	102,100
Current portion of long-term debt obligations	—	—	—	3,624	—	—	3,624
	33,378	—	104,514	732,289	784,040	(1,146,182)	508,039
Long-term debt obligations	—	—	1,141,680	1,215,655	—	(1,141,680)	1,215,655
Long-term intercompany payables	—	—	—	418,406	68,249	(486,655)	—
Deferred revenue	—	—	—	36,124	28,263	—	64,387
Other liabilities	—	—	—	185,898	87,376	—	273,274
Deferred income tax liabilities	—	—	—	543	8,384	—	8,927
Total liabilities	33,378	—	1,246,194	2,588,915	976,312	(2,774,517)	2,070,282
Redeemable non-controlling interests	—	—	15,223	15,223	(47,399)	33,893	16,940
Redeemable convertible preferred shares	589,823	—	—	—	—	—	589,823
Shareholders' equity (deficit)	(425,466)	—	(420,168)	174,911	481,093	(235,836)	(425,466)
	$197,735	$—	$841,249	$2,779,049	$1,410,006	$(2,976,460)	$2,251,579

(1) During October 2014, the Sub-Parent entities were liquidated.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Balance Sheets as at July 31, 2015(Expressed in thousands of United States dollars)	Parent	Sub-Parent (1)	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$17	$—	$108,848	$105,404	$(3,311)	$(108,848)	$102,110
Receivables, net of allowance for doubtful accounts	49	—	113	79,843	123,945	(778)	203,172
Current intercompany receivables	2,289	—	437,289	606,618	421,307	(1,467,503)	—
Income taxes receivable	—	—	—	1,448	9,820	—	11,268
Deferred income tax assets	—	—	—	—	479	—	479
Inventories	—	—	—	103,963	6,589	—	110,552
Prepaid expenses	755	—	—	10,990	14,091	—	25,836
Other assets	—	—	115,038	149,805	58,283	(261,594)	61,532
	3,110	—	661,288	1,058,071	631,203	(1,838,723)	514,949
Property and equipment, net	—	—	—	657,790	286,294	—	944,084
Investments	119,845	—	—	411,436	26,232	(523,475)	34,038
Intangible assets	—	—	—	160,866	2,982	—	163,848
Restricted cash	—	—	—	5,954	29,458	—	35,412
Other assets	36	—	20,867	415,997	77,320	(20,867)	493,353
Long-term intercompany receivables	—	—	123,008	71,805	425,522	(620,335)	—
Deferred income tax assets	—	—	—	957	800	—	1,757
Assets held for sale	—	—	—	9,903	—	—	9,903
	$122,991	$—	$805,163	$2,792,779	$1,479,811	$(3,003,400)	$2,197,344
Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Payables and accruals	$5,054	$—	$30,666	$189,947	$79,379	$(30,665)	$274,381
Deferred revenue	—	—	—	26,876	9,786	—	36,662
Income taxes payable	—	—	10	34,883	5,151	(10)	40,034
Current intercompany payables	21,124	—	45,867	407,170	601,946	(1,076,107)	—
Deferred income tax liabilities	—	—	—	31	463	—	494
Current facility secured by accounts receivable	—	—	—	—	51,437	—	51,437
Other liabilities	1,320	—	36,634	122,994	122,864	(183,191)	100,621
Current portion of long-term debt obligations	—	—	6,500	10,136	—	(6,500)	10,136
	27,498	—	119,677	792,037	871,026	(1,296,473)	513,765
Long-term debt obligations	—	—	1,156,401	1,227,353	—	(1,156,401)	1,227,353
Long-term intercompany payables	—	—	—	424,801	72,532	(497,333)	—
Deferred revenue	—	—	—	34,952	28,198	—	63,150
Other liabilities	—	—	—	186,199	84,991	—	271,190
Deferred income tax liabilities	—	—	—	503	8,584	—	9,087
Total liabilities	27,498	—	1,276,078	2,665,845	1,065,331	(2,950,207)	2,084,545
Redeemable non-controlling interests	—	—	15,589	15,589	(30,658)	16,786	17,306
Redeemable convertible preferred shares	602,935	—	—	—	—	—	602,935
Shareholders' equity (deficit)	(507,442)	—	(486,504)	111,345	445,138	(69,979)	(507,442)
	$122,991	$—	$805,163	$2,792,779	$1,479,811	$(3,003,400)	$2,197,344

(1) During October 2014, the Sub-Parent entities were liquidated.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Statements of Operations and Comprehensive Loss for the three months ended July 31, 2014 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$293,193	$318,394	$(150,939)	$460,648
Operating expenses:
Direct costs	—	—	(7)	(229,327)	(316,160)	150,947	(394,547)
Earnings (loss) from equity accounted investees	(37,919)	(37,865)	(31,549)	(22,441)	2,244	130,207	2,677
General and administration costs	(4,529)	(80)	(246)	(11,345)	(5,708)	246	(21,662)
Depreciation	—	—	—	(28,913)	(4,812)	—	(33,725)
Asset impairments	—	—	—	(275)	—	—	(275)
Gain (loss) on disposal of assets	—	—	—	(5,368)	109	—	(5,259)
	(42,448)	(37,945)	(31,802)	(297,669)	(324,327)	281,400	(452,791)
Operating loss	(42,448)	(37,945)	(31,802)	(4,476)	(5,933)	130,461	7,857
Financing income (charges)	348	26	(7,515)	(26,382)	(8,280)	7,514	(34,289)
Loss before income tax	(42,100)	(37,919)	(39,317)	(30,858)	(14,213)	137,975	(26,432)
Income tax expense	—	—	(680)	(7,007)	(880)	680	(7,887)
Net loss	$(42,100)	$(37,919)	$(39,997)	$(37,865)	$(15,093)	$138,655	$(34,319)
Net earnings (loss) attributable to:
Controlling interest	$(42,100)	$(37,919)	$(39,997)	$(37,865)	$(22,874)	$138,655	$(42,100)
Non-controlling interests	—	—	—	—	7,781	—	7,781
Net loss	$(42,100)	$(37,919)	$(39,997)	$(37,865)	$(15,093)	$138,655	$(34,319)
Comprehensive loss	$(85,314)	$(81,133)	$(83,297)	$(81,079)	$(16,966)	$269,642	$(78,147)

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Cash flows for the three months ended July 31, 2014 (Expressed in thousands of US dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(18)	$(88)	$22,593	$132,316	$(163,419)	$(22,629)	$(31,245)
Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	—	(9,146)	—	(9,146)
Net proceeds from issuance of capital stock	—	—	—	—	102,000	(102,000)	—
Long-term debt proceeds	—	—	70,000	70,000	—	(70,000)	70,000
Long-term debt repayments	—	—	(70,000)	(71,371)	—	70,000	(71,371)
Redemption of senior secured notes	—	—	(70,620)	(70,620)	—	70,620	(70,620)
Long-term intercompany flow-issuance of debt	—	—	34,900	—	—	(34,900)	—
Dividends paid	—	—	—	(64)	—	64	—
Cash provided by (used in) financing activities	—	—	(35,720)	(72,055)	92,854	(66,216)	(81,137)
Investing activities:
Property and equipment additions	—	—	—	(114,816)	(11,099)	36	(125,879)
Proceeds from disposal of property and equipment	—	—	—	69,018	180	—	69,198
Helicopter deposits net of lease inception refunds	—	—	—	(14,780)	—	—	(14,780)
Investment in subsidiaries	—	—	(102,000)	(102,000)	—	204,000	—
Restricted cash	—	—	—	4,424	(2,819)	—	1,605
Dividends received	—	—	64	64	—	(128)	—
Cash used in investing activities	—	—	(101,936)	(158,090)	(13,738)	203,908	(69,856)
Cash used in operations	(18)	(88)	(115,063)	(97,829)	(84,303)	115,063	(182,238)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2,192)	1,836	—	(356)
Change in cash and cash equivalents during the period	(18)	(88)	(115,063)	(100,021)	(82,467)	115,063	(182,594)
Cash and cash equivalents, beginning of the period	90	88	98,067	315,602	(13,258)	(98,067)	302,522
Cash and cash equivalents, end of the period	$72	$—	$(16,996)	$215,581	$(95,725)	$16,996	$119,928

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Statements of Operations and Comprehensive Loss for the three months ended July 31, 2015 (Expressed in thousands of United States dollars)	Parent	Sub-Parent (1)	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$241,625	$252,174	$(117,862)	$375,937
Operating expenses:
Direct costs	—	—	—	(190,260)	(241,772)	117,862	(314,170)
Earnings (loss) from equity accounted investees	(47,653)	—	(44,207)	(39,402)	1,216	131,479	1,433
General and administration costs	(4,072)	—	(480)	(15,258)	2,974	480	(16,356)
Depreciation	—	—	—	(33,512)	(6,769)	—	(40,281)
Restructuring expense	(1,721)	—	—	(14,921)	(2,737)	—	(19,379)
Loss on disposal of assets	—	—	—	(582)	(405)	—	(987)
	(53,446)	—	(44,687)	(293,935)	(247,493)	249,821	(389,740)
Operating income (loss)	(53,446)	—	(44,687)	(52,310)	4,681	131,959	(13,803)
Financing income (charges)	84	—	(1,526)	9,420	(36,435)	1,526	(26,931)
Loss before income tax	(53,362)	—	(46,213)	(42,890)	(31,754)	133,485	(40,734)
Income tax expense	—	—	(596)	(4,763)	(1,145)	596	(5,908)
Net loss	$(53,362)	$—	$(46,809)	$(47,653)	$(32,899)	$134,081	$(46,642)
Net earnings (loss) attributable to:
Controlling interest	$(53,362)	$—	$(46,809)	$(47,653)	$(39,619)	$134,081	$(53,362)
Non-controlling interests	—	—	—	—	6,720	—	6,720
Net loss	$(53,362)	$—	$(46,809)	$(47,653)	$(32,899)	$134,081	$(46,642)
Comprehensive loss	$(86,439)	$—	$(80,249)	$(80,730)	$(20,432)	$198,153	$(69,697)

(1) During October 2014, the Sub-Parent entities were liquidated.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Cash flows for the three months ended July 31, 2015 (Expressed in thousands of US dollars)	Parent	Sub-Parent (1)	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(95)	$—	$(9,792)	$15,384	$9,950	$9,792	$25,239
Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	—	10,602	—	10,602
Long-term debt proceeds	—	—	150,000	150,000	—	(150,000)	150,000
Long-term debt repayments	—	—	(95,000)	(95,868)	—	95,000	(95,868)
Redemption and repurchases of senior unsecured notes	—	—	(18,818)	(18,818)	—	18,818	(18,818)
Increase in deferred financing costs	—	—	—	—	(2,179)	—	(2,179)
Cash provided by financing activities	—	—	36,182	35,314	8,423	(36,182)	43,737
Investing activities:
Property and equipment additions	—	—	—	(38,706)	(41,389)	—	(80,095)
Proceeds from disposal of property and equipment	—	—	—	27,723	—	—	27,723
Helicopter deposits net of lease inception refunds	—	—	—	(24,360)	—	—	(24,360)
Restricted cash	—	—	—	2,248	(18,886)	—	(16,638)
Cash used in investing activities	—	—	—	(33,095)	(60,275)	—	(93,370)
Cash provided by (used in) operations	(95)	—	26,390	17,603	(41,902)	(26,390)	(24,394)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8,627)	834	—	(7,793)
Change in cash and cash equivalents during the period	(95)	—	26,390	8,976	(41,068)	(26,390)	(32,187)
Cash and cash equivalents, beginning of the period	112	—	82,458	96,428	37,757	(82,458)	134,297
Cash and cash equivalents, end of the period	$17	$—	$108,848	$105,404	$(3,311)	$(108,848)	$102,110

(1) During October 2014, the Sub-Parent entities were liquidated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance. The following discussion of our results of operations and financial condition should be read in conjunction with the unaudited interim consolidated financial statements and related notes thereto included elsewhere in this report and our audited annual consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015, filed with the Securities and Exchange Commission, or SEC, on July 1, 2015, and the MD&A contained therein. In the discussion that follows, the terms “prior year quarter" and "current year quarter” refers to the three months ended July 31, 2014 and 2015, respectively. The following discussions include forward-looking statements that involve certain risks and uncertainties, including those identified in the “Risk Factors” section elsewhere in this Quarterly Report on Form 10-Q and incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended April 30, 2015.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, or Securities Act, about our future expectations, plans or prospects and our business. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	we have a history of net losses;

•
our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage;

•
failure to regain compliance with all applicable New York Stock Exchange (“NYSE”) listing requirements could cause the NYSE to delist our ordinary shares, which is likely to have an adverse impact on the trading volume, liquidity and the market price of our ordinary shares. See "Item 1A. Risk Factors" for further information;

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

We caution you that the above list of cautionary statements is not exhaustive and should be considered with the risks described under “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q and those identified in the "Risk Factors" section of the Annual Report 10-K for the fiscal year ended April 30, 2015. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. We disclaim any intentions or obligations to update or revise any forward-looking information, whether as a result of new information, future events or otherwise, except in accordance with applicable securities laws.
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Company,” “CHC,” “we,” “us” and “our” refer to CHC Group Ltd. and its subsidiaries. Our fiscal year ends on April 30, and we refer to fiscal years based on the end of such period (the fiscal year ended April 30, 2016 is referred to as “fiscal 2016”). Certain operational terms used in this Quarterly Report on Form 10-Q are defined under the heading “Glossary.”
Overview of Business
We are one of the world’s largest commercial operator of helicopters based on revenue of $1.7 billion in fiscal 2015 and based on our fleet of 231 heavy and medium helicopters as of July 31, 2015. With bases on six continents, we are one of only two global commercial helicopter service providers to the offshore oil and gas industry. Our mission is to provide the highest level of service in the industry, which we believe will enable our customers to go further, do more and come home safely. With nearly 70 years of experience providing helicopter services, we believe our brand and reputation have become associated with safe and reliable transportation and mission-critical logistics solutions.
Our helicopters are primarily used to facilitate large, long-distance crew changes on offshore production facilities and drilling rigs. We also provide search and rescue services, or SAR, and emergency medical services, or EMS, to government agencies. We maintain a presence in most major offshore oil and gas markets through a network of approximately 60 bases with operations in approximately 20 countries. We cover this expansive and diverse geography with a technologically advanced fleet of 231 helicopters and the expertise to serve customers in ultra-deepwater and deepwater locations. To secure and maintain operating certificates in the many jurisdictions in which we provide helicopter services, we must meet stringent and diverse regulatory standards across multiple jurisdictions, and have an established track record in obtaining and maintaining operating certificates as well as working with regulators and local partners.
For the fiscal year ended April 30, 2015, revenue generated by helicopter transportation services for the oil and gas industry was approximately 81% of our total revenues (for the three month period ended July 31, 2015 - approximately 80% of total revenues). We generated 9% of our total revenues related to EMS/SAR services, with MRO services provided through our Heli-One segment representing the balance of total revenues. We generate the majority of our oil and gas customer Helicopter Services revenue from contracts tied to our customers’ offshore production operations, which have long-term transportation requirements. A substantial portion of our remaining oil and gas customer Helicopter Services revenue comes from transporting personnel to and from offshore drilling rigs. Approximately 75% to 78% of the flying revenue in our Helicopter Services segment was attributable to fixed monthly charges for the fiscal years ended April 30, 2013, 2014 and 2015.
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
The following table shows our external revenue generated by segment, our Adjusted net loss, our Adjusted EBITDAR excluding special items, our Adjusted EBITDAR margin excluding special items, operating income (loss), operating margin and our HE Rate, for the three month periods ended July 31, 2014 and 2015:

	Three months ended July 31,		Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Helicopter Services operating revenue	$384,137	$311,591	$(72,546)	(18.9)%
Reimbursable revenue	39,574	28,909	(10,665)	(26.9)%
Helicopter Services total revenue	423,711	340,500	(83,211)	(19.6)%
Heli-One external revenue	36,937	35,437	(1,500)	(4.1)%
Total revenue	$460,648	$375,937	$(84,711)	(18.4)%

Adjusted net loss	$(36,672)	$(33,687)	$2,985	8.1%
Adjusted EBITDAR excluding special items	112,097	113,827	1,730	1.5%
Adjusted EBITDAR margin excluding special items (i)	26.6%	32.8%	6.2%	23.3%
Operating income (loss)	$7,857	$(13,803)	$(21,660)	n/a
Operating margin (ii)	1.7%	(3.7)%	(5.4)%	n/a
HE Rate (iii)	$2,364	$2,050	$(314)	(13.3)%

(i)
Adjusted EBITDAR margin excluding special items is calculated as Adjusted EBITDAR excluding special items divided by total revenue less reimbursable revenue. Cost reimbursements from customers are recorded as reimbursable revenue with the related reimbursement expense in direct costs.

(ii)	Operating margin is calculated as operating income (loss) divided by total revenue.

(iii)
HE Rate is the third-party operating revenue from our Helicopter Services segment excluding reimbursable revenue divided by a weighted average factor corresponding to the number of heavy and medium helicopters in our fleet. Our heavy and medium helicopters, including owned and leased, are weighted at 100% and 50%, respectively, to arrive at a single HE count, excluding helicopters expected to be retired from our fleet and those helicopters which form part of our restructuring activities.

Adjusted EBITDAR, Adjusted EBITDAR excluding special items, Adjusted EBITDAR margin, Adjusted EBITDAR margin excluding special items, Adjusted net loss and HE Rate are non-GAAP financial measures. We have chosen to include Adjusted EBITDAR, and Adjusted EBITDAR excluding special items, as we consider these measures to be significant indicators of our financial performance and we use these measures to assist us in allocating available capital resources. Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization, helicopter lease and associated costs, restructuring expense, asset impairments, gain (loss) on disposal of assets, foreign exchange gain (loss) and other financing income (charges) or total revenue plus earnings from equity accounted investees, less direct costs, excluding helicopter lease and associated costs, and general and administration costs. Adjusted EBITDAR excluding special items excludes corporate transaction costs. Adjusted EBITDAR margin is calculated as Adjusted EBITDAR divided by total revenue less reimbursable revenue. For additional information about our segment revenue and Adjusted EBITDAR, including a reconciliation of these measures to our consolidated financial statements, see Note 17 of our unaudited interim consolidated financial statements for the three months ended July 31, 2014 and 2015 included elsewhere in this Quarterly Report on Form 10-Q.
We have chosen to include Adjusted net loss as it provides us with an understanding of the results from the primary activities of our business by excluding corporate transaction costs, restructuring expense, gain (loss) on disposal of assets, asset impairments, net gain (loss) on debt extinguishment, the unrealized gain (loss) on the revaluation of our derivatives and foreign exchange gain (loss), which is primarily driven by the translation of U.S. dollar balances in entities with a non-U.S. dollar functional currency. This measure excludes the net earnings or loss attributable to non-controlling interests. We believe that this measure is a useful supplemental measure as net loss includes these items, and the inclusion of these items are not meaningful indicators of our ongoing performance. For additional information about our Adjusted net loss, including reconciliation to our consolidated financial statements, see “Summary Results of Operations.”
We have chosen to include the HE Rate, which is the third-party operating revenue from the Helicopter Services segment excluding reimbursable revenue divided by a weighted average factor corresponding to the number of heavy and medium helicopters in our fleet. Our heavy and medium helicopters, including owned and leased, are weighted at 100% and 50%, respectively, to arrive at a single HE count, excluding helicopters expected to be retired from our fleet and those helicopters which form part of our restructuring activities. We believe this measure is useful as it provides a standardized measure of our operating revenue per helicopter taking into account the different revenue productivity and related costs of operating our fleet mix of heavy and medium helicopters.

Key Drivers Affecting our Results of Operations

Our results of operations and financial condition are affected by numerous factors, including those described under “Risk Factors” section elsewhere in this Quarterly Report on Form 10-Q and incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended April 30, 2015 and those described below:

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

Outlook
We generate the majority of our total revenue from contracts tied to our oil and gas customers’ offshore production operations, which have long-term transportation requirements. A substantial portion of our oil and gas customer revenue comes from transporting personnel to and from offshore drilling rigs. For the fiscal year ended April 30, 2015, revenue generated by helicopter transportation services for the oil and gas industry was approximately 81% of our total revenues (for the three month period ended July 31, 2015 - approximately 80% of total revenues). We generated 9% of our total revenues related to EMS/SAR services, with MRO services provided through our Heli-One segment representing the balance of total revenues.
Since mid-2014, there has been a significant and rapid decline in Brent crude oil prices due to a combination of sustained high supply from the Organization of the Petroleum Exporting Countries and from North America, coupled with weaker demand, due to continued economic uncertainty in Europe and more recently, China. Despite some improvement in Brent crude prices during the earlier part of calendar 2015, there have been recent price declines and continued volatility with oil prices. The rapid downturn in market conditions experienced since mid-2014 now appear more prolonged in nature than initially expected. We are seeing our customers implement substantial reductions in their exploration projects and we are seeing customers across the oil and gas industry actively reducing their capital and operating expenditure plans. As our customers are actively managing their costs this has translated into increased pricing pressure on us. This continued downward pressure to reduce prices and the volatility in the oil and gas sector generally, and the potential impact of such volatility on offshore exploration and production, could negatively impact the future demand for offshore helicopter transportation services. Though the majority of our revenue is derived from contracts tied to our oil and gas customers’ offshore production operations, which provides the Company with a more stable revenue stream since the production business is typically less cyclical in nature than the exploration and development business, this trend, if sustained, could have a significant adverse effect on our business and financial conditions that we may not be able to fully recover from. See “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015.
Since mid-2014, we have seen a reduction in exploration related activity by our customers, primarily in our Africa-Euro Asia region, as our customers have implemented wide-ranging capital expenditure reduction programs. The North Sea continues to be our core operating area, with approximately half of Helicopter Services' revenue being derived from this region. Though we have benefited from multi-year multi-helicopter contract wins in the North Sea region in the prior fiscal year and in fiscal 2016, we have secured an additional multi-year contract win with an oil and gas customer, overall revenue in this region has declined by 24% in the current year quarter compared to the prior year quarter. We have experienced similar revenue reductions across our other regions, though we have been able to secure several new wins and contract extensions, including those related to EMS and SAR work, in the Asia Pacific region.
Despite the significant decline in the price of oil and gas, which is negatively impacting demand from customers, we remain cautiously optimistic that growth will continue over the long-term. New technology has allowed oil and gas companies to continue exploration and drilling farther offshore, and we have seen an increase in ultra-deepwater and deepwater spending by our customers over the past few years. Oil platforms are increasingly moving further offshore, and new, larger complex platform designs mean that long-term demand for new technology medium and heavy helicopters is expected to increase.

Our MRO services, operated through our Heli-One business, are dependent on helicopter maintenance demand. This is generally highest during periods of high helicopter service demand where high flying hours result in more frequent maintenance, most of which is required by regulation. Heli-One continues to develop its third-party business for both PBH and non-PBH revenue streams, both in our traditional markets but also in Asia and South America.
We conduct our business in various foreign jurisdictions, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. There has been a significant strengthening of the U.S. dollar relative to the prior year quarter. As a result of the strengthening of the U.S. dollar, our reported results have been negatively impacted, primarily because approximately half of our Helicopter Services’ revenue is derived from the North Sea region and is transacted primarily in the local currency of our operations in that region. Throughout the three months ended July 31, 2015, our primary foreign currency exposures were related to the Norwegian Kroner, the Euro, the British pound sterling, the Canadian dollar and the Australian dollar.
Recent Events
Aviation safety and regulatory developments
On August 23, 2013, one of our Airbus Helicopters AS332L2 helicopters was involved in an accident near Sumburgh in the Shetland Isles, United Kingdom. Authorities subsequently confirmed four fatalities and multiple injuries among the 16 passengers and two crew members on board. The cause of the accident is not yet known and full investigations are being carried out in conjunction with the UK Air Accident Investigation Branch (AAIB), and Police Scotland.
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
Restructuring
There has been a significant and rapid downturn in market conditions in the oil and gas sector since mid-2014. As we generate over 80% of our consolidated revenues from oil and gas customers, we are actively managing our costs to respond to changes in customer demand and changing conditions in the industry. Accordingly, we are undergoing a comprehensive review of our operations and organizational structure, with the view of reducing costs. In connection with this, we incurred restructuring costs of $80.3 million in fiscal 2015, of which $35.9 million was related to employee severance costs and other associated costs and $44.4 million was related to lease and other contractual costs on older technology leased helicopters which do not form part of our prospective fleet strategy. During the current year quarter, we incurred additional restructuring costs of $19.4 million, of which $5.0 million was related to employee severance costs and other associated costs and $14.4 million was related to lease and other contractual costs on leased helicopters which do not form part of our prospective fleet strategy. We also recorded additional depreciation expense of $8.5 million in the current year quarter related to the acceleration of depreciation on certain aircraft in connection with our restructuring program. We incurred cash costs of $17.4 million during the current year quarter in connection with this program.
We will realize the benefits of the reduction in helicopter leases upon the expiry of the contractual lease obligations, however the provision for the contractual lease costs of these helicopters will reduce our helicopter lease and associated costs for the remaining term of these leases. We will incur cash payments on these helicopters for the remaining term of the contractual lease period, the majority of which expire by fiscal 2018. The majority of employee related payments will be made in fiscal 2016 and the reduction of such costs will be reflected in direct costs and general and administrative costs in future periods.

As at July 31, 2015 we have accrued $69.0 million related to these restructuring activities. This includes $50.8 million related to lease and other contractual costs for eleven helicopter leases. We are continuing to monitor our environment and where necessary, may incur additional restructuring charges.
Capital structure optimization
We have in recent periods undertaken several transactions to reduce our total outstanding long-term debt obligations and enhance our capital structure. During the current year quarter, we completed one debt repurchase transaction of our senior unsecured notes, with a second transaction closing on August 3, 2015. These will reduce our annual cash requirements by approximately $3.8 million. This complements the debt redemption and repurchase transactions we undertook in fiscal 2014 and 2015 to reduce our total outstanding long-term debt obligations, which reduced our cash requirements on an annualized basis by approximately $41.9 million.
During the current year quarter, we entered into a new arrangement for a $145.0 million asset-based revolving credit facility which diversifies our capital structure and provides an alternative financing vehicle to leasing.
Our total liquidity was $558.7 million at July 31, 2015, which includes $145.0 million in undrawn capacity under our asset-based revolving credit facility. Our liquidity at April 30, 2015 was $500.1 million. See "—Liquidity and Sources of Liquidity" included elsewhere in this Quarterly Report on Form 10-Q for further information.
Fleet
During fiscal 2015, we decided to accelerate our exit from five older technology helicopter types. This is part of our continued fleet replacement strategy to better meet our customers’ demands for newer technology helicopters and to reduce the number of different helicopter types in our fleet. The exit will take place over multiple years as helicopters complete their current flying obligations. In addition, we have incurred in fiscal 2015 and also in the current year quarter, restructuring costs related to certain helicopters which we have permanently ceased use of in operations and which no longer form part of our prospective fleet strategy.
As of July 31, 2015, our fleet was comprised of the following helicopters:

Helicopter Type	Total	Cruise Speed (kts)	Approximate Range (nmi)	Passenger Capacity	Maximum Weight (lbs)
Helicopter Type
Heavy:
Sikorsky S92A	46	145	400	19	26,500
Airbus Helicopters H225	40	145	400	19	24,250
Airbus Helicopters (AS332 L, L1, and L2)	35	130-140	250-350	17-19	18,000-20,500
Total Heavy	121
Medium:
AgustaWestland AW139	42	145	280	12-15	15,000
Sikorsky S76C++	23	145	220	12	11,700
Sikorsky S76C+	20	145	175	12	11,700
Sikorsky S76A++	8	135	130	12	10,800
Bell 412	7	125	135	13	11,900
Airbus Helicopters AS365 Series/H155	7	120-145	80-120	11-13	4,200-9,500
Airbus Helicopters H135/H145	3	N/A(i)	N/A(i)	N/A(i)	N/A(i)
Total Medium	110
Total Helicopters	231

(i)	EMS only.
Including amendments to our aircraft purchase agreements with certain original equipment manufacturers made during and subsequent to the quarter ended July 31, 2015, we have a total commitment of $258.7 million for the purchase of new helicopters. These helicopters are expected to be delivered in fiscal 2016 ($30.8 million), 2017 ($161.7 million) and 2018

($66.2 million) and will be deployed in our Helicopter Services segment. We intend to enter into leases or other financings for these helicopters or purchase them outright upon delivery from the manufacturer. We also have additional flexible orders of $249.0 million which allow us to monitor the market recovery before confirming dates and the type of aircraft for deliveries. Our additional flexible orders can also be cancelled with no further payment, subject to periodic forfeitures of deposits paid to date, up to a maximum of $29.0 million in forfeitures.

Summary Results of Operations

For the three months ended July 31,
(In thousands of U.S. dollars)

	Three months ended July 31,
	2014	2015
Operating revenue	$421,074	$347,028
Reimbursable revenue	39,574	28,909
Total revenue	460,648	375,937
Operating expenses
Direct costs (i)	(331,267)	(249,496)
Earnings from equity accounted investees	2,677	1,433
General and administration costs	(21,662)	(16,356)
Adjusted EBITDAR (ii)	110,396	111,518
Helicopter lease and associated costs (i)	(63,280)	(64,674)
Depreciation	(33,725)	(40,281)
Restructuring expense	—	(19,379)
Asset impairments	(275)	—
Loss on disposal of assets	(5,259)	(987)
Operating income (loss)	7,857	(13,803)
Interest on long-term debt	(34,872)	(26,946)
Foreign exchange gain (loss)	4,908	(10,079)
Other financing income (charges)	(4,325)	10,094
Loss before income tax	(26,432)	(40,734)
Income tax expense	(7,887)	(5,908)
Net loss	$(34,319)	$(46,642)
Net earnings (loss) attributable to:
Controlling interest	$(42,100)	$(53,362)
Non-controlling interests	7,781	6,720
Net loss	$(34,319)	$(46,642)
Non-GAAP Financial Measures:
Adjusted net loss (v)	$(36,672)	$(33,687)
Adjusted EBITDAR excluding special items (iii)	112,097	113,827
Adjusted EBITDAR margin (iv)	26.2%	32.1%
Adjusted EBITDAR margin, excluding special items (iv)	26.6%	32.8%
HE Rate (vi)	$2,364	$2,050

(i)
Direct costs in the information above excludes helicopter lease and associated costs. These costs are combined in the consolidated statements of operations, which are included in the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(ii) Adjusted EBITDAR is a non-GAAP measure. See “Key Financial and Operating Metrics” for the definition and discussion of these non-GAAP measures. Additional information about our Adjusted EBITDAR, including a reconciliation of this measure to our consolidated financial statements is also provided in Note 17 of our unaudited interim consolidated financial statements for the three months ended July 31, 2014 and 2015, included elsewhere in this Quarterly Report on Form 10-Q.

(iii)
Adjusted EBITDAR excluding special items is a non-GAAP measure. See “Key Financial and Operating Metrics” for the definition and discussion of this non-GAAP measure. A description of the adjustments to and reconciliations of this non-GAAP financial measure to Adjusted EBITDAR is as follows:

	Three months ended July 31,
	2014	2015
Adjusted EBITDAR excluding special items	$112,097	$113,827
Corporate transaction costs	(1,701)	(2,309)
Adjusted EBITDAR	$110,396	$111,518

(iv)
Adjusted EBITDAR margin and Adjusted EBITDAR margin excluding special items are non-GAAP measures. See “Key Financial and Operating Metrics” for the definition and discussion of this non-GAAP measure. These measures are calculated by dividing the respective numerator by total revenues less reimbursable revenue.

	Three months ended July 31,
	2014	2015
Adjusted EBITDAR	$110,396	$111,518
Adjusted EBITDAR excluding special items	112,097	113,827
Total revenues less reimbursable revenue	421,074	347,028
Adjusted EBITDAR margin	26.2%	32.1%
Adjusted EBITDAR margin, excluding special items	26.6%	32.8%

(v)
Adjusted net loss is a non-GAAP measure. See “Key Financial and Operating Metrics” for the definition and discussion of this non-GAAP measure. A description of the adjustments to and reconciliations of this non-GAAP financial measure to the most comparable GAAP financial measure is as follows:

	Three months ended July 31,
	2014	2015
Adjusted net loss	$(36,672)	$(33,687)
Corporate transaction costs	(1,701)	(2,309)
Restructuring expense	—	(19,379)
Asset impairments	(275)	—
Loss on disposal of assets	(5,259)	(987)
Foreign exchange gain (loss)	4,908	(10,079)
Net gain (loss) on debt extinguishment	(7,444)	14,687
Unrealized gain (loss) on derivatives	4,343	(1,608)
Net loss attributable to controlling interest	$(42,100)	$(53,362)

(vi)	HE Rate is a non-GAAP measure. See “Key Financial and Operating Metrics” for the definition and discussion of this non-GAAP financial measure. See below for the reconciliation of HE Rate.

	Three months ended July 31,
	2014	2015
Helicopter Services total external revenue	$423,711	$340,500
Less: Reimbursable revenue	(39,574)	(28,909)
Helicopter Services operating revenue	$384,137	$311,591
Average HE count	162.5	152.0
HE Rate	$2,364	$2,050

Consolidated Results Summary
For the three months ended July 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Helicopter Services (i)	$423,711	$340,500	$(83,211)	(19.6)%
Heli-One	36,937	35,437	(1,500)	(4.1)%
Total revenue	460,648	375,937	(84,711)	(18.4)%
Direct costs (ii)	(331,267)	(249,496)	81,771	24.7%
Helicopter lease and associated costs	(63,280)	(64,674)	(1,394)	(2.2)%
Total direct costs	$(394,547)	$(314,170)	$80,377	20.4%
Flying hours	35,990	32,811	(3,179)	(8.8)%
# of helicopters	233	231	(2)	(0.9)%
Average HE count (iii)	162.5	152.0	(10.5)	(6.5)%
HE Rate (iii)	$2,364	$2,050	$(314)	(13.3)%

(i)	Includes revenue from the customer reimbursement of fuel costs of $22.3 million for the three months ended July 31, 2014 and $15.7 million for the three months ended July 31, 2015.

(ii)	Includes $22.8 million in fuel costs for the three months ended July 31, 2014 and $15.9 million for the three months ended July 31, 2015.
(iii) HE Rate is the third-party operating revenue from the Helicopter Services segment excluding reimbursable revenue divided by a weighted average factor corresponding to the number of heavy and medium helicopters in our fleet. Our heavy and medium helicopters, including owned and leased, are weighted at 100% and 50%, respectively, to arrive at a single HE count, excluding helicopters expected to be retired from our fleet and those helicopters which form part of our restructuring activities. An average of this figure is used to calculate our HE Rate.

Consolidated Results of Operations
Revenue
Consolidated revenue decreased by $84.7 million to $375.9 million compared to the prior year quarter, a decrease of 18.4%. Revenue decreased in both our Helicopter Services segment and Heli-One segment. The changes in external revenue in our two segments are explained below.

Helicopter Services
For the three months ended July 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Eastern North Sea	$102,407	$79,722	$(22,685)	(22.2)%
Western North Sea	118,350	88,201	(30,149)	(25.5)%
Americas	72,549	70,433	(2,116)	(2.9)%
Asia Pacific	80,424	71,378	(9,046)	(11.2)%
Africa-Euro Asia	48,327	30,139	(18,188)	(37.6)%
Other	1,654	627	(1,027)	(62.1)%
Total revenue	$423,711	$340,500	$(83,211)	(19.6)%

The total external revenue for Helicopter Services decreased by $83.2 million, or 19.6%, compared to the prior year quarter, which included a $36.8 million decrease related to the impact of foreign exchange translation in our North Sea and Asia Pacific regions. The U.S. dollar strengthened significantly in the current year quarter compared to the prior year quarter, which resulted in a decrease in reported U.S. dollar revenue amounts in these regions, where revenue was transacted primarily in the local currency of our operations. The decline in global oil prices had a negative impact on our results in the current year quarter as our customers reduced activity and capital spending, and in particular, reduced exploration related activity, which primarily impacted revenues in our Africa-Euro Asia region. The key variances by region were as follows:

•
Eastern North Sea. Revenues in the Eastern North Sea decreased by $22.7 million, or 22.2%, compared to the prior year quarter. This was primarily due to the impact of the strengthening U.S. dollar on reported results in this region, which resulted in decreased revenue of $18.1 million compared to the prior year quarter. The remaining $4.6 million decrease was as a result of a net reduction in activity levels with existing customers, contract wins and completions.

•
Western North Sea. Revenues in the Western North Sea decreased by $30.1 million, or 25.5%, compared to the prior year quarter, which included an $11.5 million decrease related to the impact of the strengthening U.S. dollar on reported results in this region. There was a $13.7 million decrease as a result of reduced activity levels due to oil and gas exploration and production contract completions, contract modifications with continuing customers due to changes in customers' helicopter requirements, and a $4.9 million decrease due to lower levels of reimbursable revenue, the latter of which was partly driven by the decline in fuel prices.

•
Americas. Revenues in the Americas decreased by $2.1 million, or 2.9%, compared to the prior year quarter, primarily due to contract completions and reduced activity in Brazil, partially offset by new oil and gas contract wins, both in Brazil and in Canada.

•
Asia Pacific. Revenues in Asia Pacific decreased by $9.0 million, or 11.2%, compared to the prior year quarter. This was primarily due to the impact of the strengthening U.S. dollar on reported results in this region, which resulted in decreased revenue of $7.2 million. Revenue also decreased due to contract completions and reductions in customer activity of $7.7 million. These decreases were partially offset by new contract wins and modifications for oil and gas customers which generated additional revenue of $5.9 million compared to the prior year quarter.

•
Africa-Euro Asia. Revenues in Africa-Euro Asia decreased by $18.2 million, or 37.6%, compared to the prior year quarter due primarily to contract completions of $16.9 million in Tanzania, Nigeria, Equatorial Guinea and Mozambique and lower levels of reimbursable revenue of $1.3 million. The majority of the reduction in revenue was related to helicopter services provided to customers for exploration related activity.

Heli-One
Heli-One’s external revenue decreased by $1.5 million compared to the prior year quarter. MRO revenue increased by $5.6 million compared to the prior year quarter, partly due to timing of the completion of airframe and engine work. This was offset by a $2.5 million decrease in PBH revenue, due to a lower level of third-party customer flight hours compared to the prior year quarter, and because of the negative impact due to the effect of foreign currency translation on reported results, primarily as a consequence of the strengthening U.S. dollar, of approximately $4.6 million.
Direct Costs
For the three months ended July 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Crew costs	$(113,222)	$(88,152)	$25,070	22.1%
Base operations and other costs	(82,030)	(62,669)	19,361	23.6%
Maintenance costs	(89,651)	(66,032)	23,619	26.3%
Support costs	(46,364)	(32,643)	13,721	29.6%
Total direct costs	$(331,267)	$(249,496)	$81,771	24.7%

Direct costs decreased by $81.8 million to $249.5 million compared to the prior year quarter. The decrease in direct costs was a result of both foreign exchange translation, due to the appreciation of the U.S. dollar, and our active management of costs due to changes in customer activity. The primary factors that impacted direct costs, which exclude helicopter lease and associated costs, were as follows:

•
Crew costs, which include salaries, benefits, training and recruitment costs, decreased by $25.1 million to $88.2 million compared to the prior year quarter. The decrease in crew costs was partially due to the impact of the strengthening U.S. dollar, which resulted in decreased crew costs of $14.5 million compared to the prior year quarter. The remaining $10.6 million decrease was as a result of lower crew requirements due to reduced activity and contract completions, primarily in Brazil and the Africa-Euro Asia region. Crew costs were incurred only by our Helicopter Services segment.

•
Base operations and other costs, which include our base operations, reimbursable costs, insurance costs and other external expenses, decreased by $19.4 million to $62.7 million compared to the prior year quarter, which included an $8.5 million decrease related to the impact of the strengthening U.S. dollar. The remaining $10.9 million decrease was primarily due to lower rechargeable costs to customers due to a decrease in fuel prices and lower flying hours compared to the prior year quarter. Base operations and other costs were incurred only by our Helicopter Services segment.

•
Maintenance costs decreased by $23.6 million to $66.0 million compared to the prior year quarter. Maintenance costs decreased by $9.4 million in the current year quarter compared to the prior year quarter due to the impact of foreign exchange translation, primarily due to the impact of the strengthening U.S. dollar. Maintenance costs also decreased by $14.2 million due to a combination of reduced activity, fleet optimization initiatives and improved rotable and fleet maintenance planning, partially offset by higher costs in our Heli-One segment due to higher costs associated with external customer revenue compared to the prior year quarter.

•
Support costs decreased by $13.7 million to $32.6 million compared to the prior year quarter, due to a combination of foreign exchange translation and lower levels of support costs incurred for legal, consulting, finance and executive support due to reduced headcount and other cost reduction initiatives. The majority of support costs were incurred by our Helicopter Services segment, with $4.0 million related to our Heli-One segment.

Helicopter Lease and Associated Costs
Helicopter lease and associated costs increased by $1.4 million to $64.7 million, primarily due to an increase in operating leases of new technology helicopters over the prior year quarter. The increase was in response to customer preference for newer technology helicopters, for production, exploration and development activities into deeper water. The increase was partially offset by a reduction in lease expense related to helicopters which form part of our restructuring provision. See "Recent Events" included elsewhere in this Quarterly Report on Form 10-Q for further information.
General and Administration Costs
General and administration costs decreased by $5.3 million to $16.4 million compared to the prior year quarter, primarily due to a decrease in stock-based compensation expense of $2.4 million as a result of our restructuring program, with the balance primarily related to reductions in salary costs.
Depreciation
Depreciation expense increased by $6.6 million to $40.3 million compared to the prior year quarter. We recorded additional depreciation expense of $8.5 million in the current year quarter related to the acceleration of depreciation on certain aircraft in connection with our restructuring program. The increase was partially offset by the impact of an impairment charge recorded in the three month period ended October 31, 2014, which has reduced the depreciation expense in the current year quarter compared to the prior year quarter.
Restructuring Expense
We are undergoing a comprehensive review of our operations, organizational structure and fleet with the view of reducing operating costs. In connection with the ongoing review, we have incurred restructuring expenses of $19.4 million in the current year quarter. No restructuring costs were incurred in the prior year quarter. See "Recent Events" included elsewhere in this Quarterly Report on Form 10-Q for further information.
Interest on Long-Term Debt
Interest on long-term debt decreased by $7.9 million to $26.9 million compared to the prior year quarter, primarily due to lower interest costs on both the senior secured notes and the senior unsecured notes due to redemptions and open market repurchases of these notes. See "—Sources of Liquidity" included elsewhere in this Quarterly Report on Form 10-Q for further information.
Foreign Exchange Gain (Loss)
The foreign exchange gain in the prior year quarter decreased by $15.0 million to a $10.1 million foreign exchange loss in the current year quarter, primarily due to the strengthening of the U.S. dollar against most major currencies. This caused a loss in the U.S. functional currency entities with foreign denominated net monetary assets positions as well as losses in Norwegian Kroner with net liability positions denominated in U.S. dollars.
Other Financing Income (Charges)
Other financing charges includes the amortization of deferred financing costs, interest income and expense on cash balances and bank indebtedness, the net gain or loss on the fair value of derivative financial instruments and the net gain or loss on debt extinguishment transactions. Other financing charges decreased by $14.4 million compared to the prior year quarter to $10.1 million of other financing income in the current year quarter. This was primarily due to a $22.1 million change in the gain or loss from debt extinguishment transactions, where we incurred a loss on debt extinguishment of $7.4 million in the prior year quarter compared to a $14.7 million gain on debt extinguishment recognized in the current year quarter. See "—Sources of Liquidity" included elsewhere in this Quarterly Report on Form 10-Q for further information. In addition, there was a higher gain of $3.7 million on the valuation of foreign currency embedded derivatives compared to the prior year quarter, primarily due to the weakening of the Norwegian Kroner relative to the U.S. dollar. These increases were partially offset by a $13.0 million increase in the net loss on the valuation of foreign currency forward contracts, primarily due to the strengthening of the U.S. dollar relative to the Canadian dollar compared to the prior year quarter.
Income Tax Expense
Income tax expense decreased by $2.0 million to $5.9 million compared to the prior year quarter. The decrease in the income tax expense was primarily due to a $1.3 million provision for uncertain tax positions recorded in the prior year quarter.
The effective tax rate is the ratio of income tax expense to loss before income tax. Our future effective income tax rate depends on various factors, such as the amount of income (loss) in each tax jurisdiction, tax regulations governing each jurisdiction, non-tax deductible expenses incurred as a percentage of pre-tax income, valuation allowances taken on losses in certain jurisdictions and the effectiveness of our tax planning strategies. Movements in our loss from operations including the impact of this reduction in certain expenses may occur in jurisdictions where we are not recognizing the benefit of deferred tax assets, which could result in no corresponding movement in our income tax expense. In addition, a significant component of income tax expense for the prior year quarter and current year quarter was represented by income taxes in certain jurisdictions, such as withholding taxes, which are not directly correlated to movements in the net loss before income tax.
Non-Controlling Interests
Net earnings allocated to non-controlling interests decreased by $1.1 million to $6.7 million, due to lower net earnings in EEA Helicopters Operations B.V. (“EHOB”), primarily driven by reduced revenue due to contract completions. For further details on EHOB, see Note 2(a)(i) of our unaudited interim consolidated financial statements for the three months ended July 31, 2014 and 2015 included elsewhere in this Quarterly Report on Form 10-Q.

Segmented Results of Operations
Helicopter Services

For the three months ended July 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Operating revenue	$384,137	$311,591	$(72,546)	(18.9)%
Reimbursable revenue	39,574	28,909	(10,665)	(26.9)%
Total revenue	$423,711	$340,500	$(83,211)	(19.6)%
Direct costs (i)	(299,587)	(220,690)	78,897	26.3%
Earnings from equity accounted investees	2,677	1,433	(1,244)	(46.5)%
Adjusted EBITDAR	$126,801	$121,243	$(5,558)	(4.4)%
Adjusted EBITDAR margin (ii)	33.0%	38.9%	5.9%	17.9%
Flight Hours	35,990	32,811	(3,179)	(8.8)%
# of Helicopters	233	231	(2)	(0.9)%
Helicopter lease and associated costs	$(63,280)	$(64,674)	$(1,394)	(2.2)%
Average HE count (iii)	162.5	152.0	(10.5)	(6.5)%
HE Rate (iii)	$2,364	$2,050	$(314)	(13.3)%

(i)
In the prior year quarter, direct costs were comprised of crew costs of $113.2 million, base operations and other costs of $82.0 million and maintenance and support costs of $104.4 million. In the current year quarter, direct costs were comprised of crew costs of $88.2 million, base operations and other costs of $62.7 million and maintenance and support costs of $69.8 million.

(ii)
Adjusted EBITDAR margin is calculated as Adjusted EBITDAR divided by total revenue less reimbursable revenue. Cost reimbursements from customers are recorded as reimbursable revenue with the related reimbursement expense in direct costs.

(iii)
HE Rate is the third-party operating revenue from the Helicopter Services segment excluding reimbursable revenue divided by a weighted average factor corresponding to the number of heavy and medium helicopters in our fleet. Our heavy and medium helicopters, including owned and leased, are weighted at 100% and 50% respectively to arrive at a single HE count, excluding helicopters expected to be retired from our fleet and those helicopters which form part of our restructuring activities. An average of this figure is used to calculate our HE Rate.

Helicopter Services Adjusted EBITDAR decreased by $5.6 million to $121.2 million and Adjusted EBITDAR margin increased by 5.9% compared to the prior year quarter. Adjusted EBITDAR, excluding the impact of foreign exchange translation of the results of our foreign operations, remained flat compared with the prior year quarter. The primary factors that impacted Adjusted EBITDAR and Adjusted EBITDAR margin for Helicopter Services as compared to the prior year quarter were as follows:

•
Contract completions and decreased customer activity in the North Sea, related to oil and gas exploration and production contracts, decreased Adjusted EBITDAR by $9.0 million and Adjusted EBITDAR margin by 0.8% compared to the prior year quarter;

•
Lower activity in our Africa-Euro Asia region, primarily due to contract completions in Tanzania, Equatorial Guinea, Nigeria and Mozambique for oil and gas exploration related activity, decreased Adjusted EBITDAR by $6.0 million and Adjusted EBITDAR margin by 0.2% compared to the prior year quarter; offset by

•
Lower maintenance costs, primarily due to a combination of reduced activity, fleet optimization initiatives, improved rotable and fleet maintenance planning, increased Adjusted EBITDAR by $15.7 million and Adjusted EBITDAR margin by 5.0% compared to the prior year quarter.

The balance of the increase in Adjusted EBITDAR margin compared to the prior year quarter primarily related to the impact of foreign exchange translation on our reported results, as the strengthening U.S. dollar had a more significant negative impact on our operating revenues than on our Adjusted EBITDAR.

Heli-One
For the three months ended July 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Third-party revenue	$36,937	$35,437	$(1,500)	(4.1)%
Internal revenue	23,981	27,366	3,385	14.1%
Total revenue	$60,918	$62,803	$1,885	3.1%
Direct costs (i)	(55,642)	(55,439)	203	0.4%
Adjusted EBITDAR	$5,276	$7,364	$2,088	39.6%
Adjusted EBITDAR Margin (ii)	8.7%	11.7%	3.0%	34.5%

(i)
In the prior year quarter, direct costs were comprised of maintenance costs of $49.7 million and support costs of $5.9 million. In the current year quarter, direct costs were comprised of maintenance costs of $51.4 million and support costs of $4.0 million.

(ii)	Adjusted EBITDAR margin is calculated as Adjusted EBITDAR divided by total revenue less reimbursable revenue, of which there was none in the Heli-One segment in the prior and current year quarters.

Heli-One’s Adjusted EBITDAR increased by $2.1 million to $7.4 million and Adjusted EBITDAR margin increased by 3.0% compared to the prior year quarter. The increase was primary due to a higher level of internal revenue for our Helicopter Services segment, together with cost control efforts which meant that direct costs remained flat over the prior year quarter, due mainly to lower levels of support costs.

Financial Condition and Sources of Liquidity
Analysis of Historical Cash Flows
For the three months ended July 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Cash provided by (used in) operating activities	$(31,245)	$25,239	$56,484	180.8%
Cash provided by (used in) financing activities	(81,137)	43,737	124,874	153.9%
Cash used in investing activities	(69,856)	(93,370)	(23,514)	(33.7)%
Effect of exchange rate changes on cash and cash equivalents	(356)	(7,793)	(7,437)	n/a
Change in cash and cash equivalents during the period	$(182,594)	$(32,187)	$150,407	82.4%

Cash Flows Provided By (Used In) Operating Activities
Cash flows provided by operating activities increased by $56.5 million compared to the prior year quarter. The improvement to operating cash flows was primarily a result of the following:

•
There were favorable changes in working capital of $60.7 million compared to the prior year quarter. The positive working capital change was primarily driven by a $39.0 million favorable change in receivables due to the timing of collections from customers. In addition, there was a $9.5 million favorable reduction in the use of cash for inventories, partly due to a reduction in spend on consumable items, and a $23.4 million favorable change in prepaids, payables and accruals driven primarily by the timing of supplier payments. These favorable changes were primarily offset by lower cash inflows of $11.0 million from changes in deferred revenue, primarily due to the timing of contract completions in our MRO business compared to the prior year quarter;

•
Operating cash flows benefited from a reduction in cash contributions to our defined benefit pension plans of $10.4 million, due to the timing of pension plan payments and also due to the settlement of our defined benefit plan in the Netherlands in fiscal 2015;

•
There was an $8.7 million reduction in cash interest paid, as a result of lower interest costs due to repurchases of senior secured notes by one of our subsidiaries, CHC Helicopter S.A., in May and December 2014 and January 2015 and also due to redemptions and repurchases by CHC Helicopter S.A. of our senior unsecured notes, during November and December 2014 and April and July 2015. See "—Sources of Liquidity" included elsewhere in this Quarterly Report on Form 10-Q for further information;

•
Offsetting these improvements to operating cash flows, we incurred cash restructuring costs of $17.4 million in the current year quarter, related to our employee and fleet restructuring initiatives. See "Recent Events" included elsewhere in this Quarterly Report on Form 10-Q for further information; and

•
We incurred an additional $4.4 million of realized losses on foreign currency forward contracts in the current year quarter compared to the prior year quarter, primarily due to the strengthening of the U.S. dollar against the Canadian dollar on foreign currency forward contracts, which were used to reduce our economic exposure to Canadian dollar costs.

One of our continued areas of focus is the improvement of our cash flows through operational growth. We have implemented a number of initiatives, but have not consistently decreased our use of cash in operations. No assurance can be given that our efforts to reduce operational cash requirements, including continued efforts to achieve greater cost efficiencies and reductions in our debt obligations to reduce interest costs, will be effective. The business may not generate sufficient net cash from operating activities and future borrowings may not be available in amounts sufficient to enable us to service our debt or to fund our other liquidity needs. It is currently expected that the net cash from operating activities, together with CD&R's investment in redeemable convertible preferred shares and our ability to access financing through our senior secured revolving credit facility, our asset-based revolving credit facility, other financing markets, new operating leases and proceeds from the sale of helicopters and other assets, will be sufficient to meet the on-going cash flow requirements. If we are unable to meet our debt obligations or fund other liquidity needs, alternative financing plans may need to be undertaken, such as refinancing or restructuring debt, selling assets, reducing or delaying capital investments or raising additional capital. See "Item 1A. Risk Factors - Risks Related to Our Net Losses and Our Indebtedness—Our level of indebtedness could affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015.
Cash Flows Provided By (Used In) Financing Activities
Cash flows provided by financing activities increased by $124.9 million to $43.7 million compared to the prior year quarter. The following factors increased the cash provided by financing activities compared to the prior year quarter:

•	During the current year quarter, we borrowed $55.0 million on our senior secured revolving credit facility;

•
There was an increase in cash inflows of $19.7 million in our current facility secured by accounts receivable, due to the timing of transactions in our trade receivables securitization program compared to the prior year quarter, and a $0.6 million reduction in cash payments on our capital leases; and

•
During the prior year quarter, CHC Helicopter S.A. repurchased on the open market $65.0 million of our senior secured notes at premiums ranging from 108.00% to 109.13% in May 2014 for $70.6 million in cash.

The following factors decreased the cash provided by financing activities compared to the prior year quarter:

•	On July 20, 2015, CHC Helicopter S.A. repurchased $34.1 million of the senior unsecured notes on the open market at 55.25% of the principal for cash proceeds of $18.8 million; and

•
On June 12, 2015, one of our subsidiaries entered into an asset-based revolving credit facility (the "ABL Facility") with a syndicate of financial institutions of up to $145.0 million, subject to borrowing base availability. During the current year quarter, we incurred deferred financing costs of $2.2 million on the ABL Facility. See "—Sources of Liquidity" included elsewhere in this Quarterly Report on Form 10-Q for further information.

Cash Flows Used In Investing Activities
Cash flows used in investing activities increased by $23.5 million to $93.4 million, of which $5.3 million related to property and equipment. The increase in the investment in property and equipment was a combination of a reduction on proceeds received from the disposal of property and equipment of $41.5 million, the majority of which was related to a lower level of helicopter sale and leaseback transactions, and a decrease in cash outflows related to property and equipment additions and deposits of $36.2 million compared to the prior year quarter. The reduction in property and equipment additions reflects a lower level of lease buyout activity and deliveries of new aircraft, a lower level of capital expenditure on rotables as a result of our fleet optimization initiatives, and a lower level of cash outflows related to the construction of buildings, compared to the prior year quarter.
There was an $18.2 million increase in cash outflows due to a change in restricted cash, primarily related to the timing of cash flows on our accounts receivable securitization program, in the current year quarter compared to the prior year quarter.
Liquidity and Sources of Liquidity
As of April 30, 2015 and July 31, 2015, our liquidity totaled $500.1 million and $558.7 million, respectively, and was comprised as follows:

(In millions of U.S. dollars)	April 30, 2015	July 31, 2015
Cash and cash equivalents	$134.3	$102.1
Senior secured revolving credit facility:
Facility credit limit	375.0	375.0
Outstanding balance on senior secured revolving credit facility	—	(55.0)
Outstanding letters of credit	(33.3)	(31.7)
Available senior secured revolving credit facility	341.7	288.3
Asset-based revolving credit facility	—	145.0
Available overdraft facilities	24.1	23.3
Total liquidity	$500.1	$558.7
Our cash requirements include our normal operations as well as our debt and other contractual obligations as discussed under the caption “Future Cash Requirements” below. We completed one debt repurchase transaction of our senior unsecured notes during the current year quarter, with a second transaction closing on August 3, 2015. These will reduce our annual cash requirements by approximately $3.8 million. See "—Sources of Liquidity" included elsewhere in this Quarterly Report on Form 10-Q for further information. From time to time, depending on market conditions and other factors, we may seek to repay, redeem, repurchase or otherwise acquire or refinance a portion or all of our debt. We may make such repurchases in privately negotiated transactions or otherwise.
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
Alternative Financing
We are continuously exploring, monitoring and evaluating our debt and equity financing alternatives as well as acquisition, disposition, merger and other transactional opportunities which could be significant, material and/or transformative. In addition, our net earnings have been insufficient to cover our fixed charges since 2008. If cash flow from operations is insufficient to satisfy the debt obligations, alternative financing plans may need to be undertaken, such as refinancing or restructuring our debt and/or helicopter lease obligations, selling assets, reducing or delaying capital investments or raising additional capital or indebtedness. Any alternative financing plans that may be undertaken by us, including the Private Placement described below in "Sources of Liquidity", may not be sufficient to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, including obligations under the notes, or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations and prospects. See "Item 1A. Risk Factors – Risks Related to Our Net Losses and Our Indebtedness– Our level of indebtedness could affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage” included in our Annual Report on Form 10-K for the year ended April 30, 2015 for further information.
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
On November 26, 2014, CHC Helicopter S.A. redeemed $105.0 million of the senior unsecured notes at a redemption price of 109.375% of the principal and unpaid interest of $4.8 million for a loss on debt extinguishment of $11.7 million. In December 2014, CHC Helicopter S.A. repurchased $39.0 million of the senior unsecured notes on the open market at prices ranging from 92.75% to 95.04% of the principal plus accrued and unpaid interest of $0.2 million for a gain on debt extinguishment of $1.4 million. On April 21, 2015, we purchased $20.8 million of senior unsecured notes for $14.0 million plus accrued and unpaid interest of $0.8 million. A gain on extinguishment of $6.1 million related to the tender discount and the unamortized deferred financing costs was recognized. On July 20, 2015, CHC Helicopter S.A. repurchased $34.1 million of the senior unsecured notes on the open market at 55.25% of the principal plus accrued and unpaid interest of $0.4 million. A gain on extinguishment of $14.7 million related to the repurchase discount and the unamortized deferred financing costs was recognized. On August 3, 2015, CHC Helicopter S.A. repurchased an additional $6.5 million of the senior unsecured notes on the open market at 50.50% of the principal plus accrued and unpaid interest of $0.1 million.

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
The balance of our 81,487,573 ordinary shares, which do not form part of our public float, are held by our former majority shareholder, 6922767 Holding (Cayman) Inc., an entity controlled by affiliates of First Reserve Corporation, and by current and former directors and executive officers.
On August 21, 2014, we entered into definitive agreements with funds managed by CD&R for the investment of $600.0 million in CHC Group Ltd. through the issuance of 600,000 redeemable convertible preferred shares ("the Private Placement"). On October 30, 2014, we completed the sale and issuance of 116,000 preferred shares to affiliates of CD&R upon the first closing of the Private Placement. We raised $110.2 million in net proceeds from the first closing after deducting direct transaction costs of $5.8 million. Following approval at a shareholders' extraordinary general meeting on November 7, 2014, we completed the sale and issuance of 384,000 preferred shares to affiliates of CD&R upon the second closing of the Private Placement on November 12, 2014 for gross proceeds of $384.0 million. We completed the sale and issuance of 100,000 preferred shares to affiliates of CD&R upon the third closing of the Private Placement on December 15, 2014 for gross proceeds of $100.0 million. Direct transaction costs of $21.4 million were incurred for the second and third closings. The total net proceeds from the Private Placements after deducting direct transaction costs was $572.8 million.

Asset-based revolving credit facility
On June 12, 2015, one of our subsidiaries entered into an asset-based revolving credit facility (the "ABL Facility") with a syndicate of financial institutions of up to $145.0 million, subject to borrowing base availability. The ABL Facility can be used to finance the acquisition of helicopter equipment of up to a certain percentage of the aggregate eligible helicopter equipment value included within the arrangement and can be drawn in U.S. dollars, Euros or other currencies. It bears interest at an adjusted LIBOR rate plus an applicable margin that ranges from 2.00% to 3.25%, based on the percentage of excess availability in the ABL Facility calculated as of the most recent quarter. We incurred financing fees of approximately $4.8 million in the current year quarter, which will be amortized over the term of the ABL Facility.
The ABL Facility has a five year term and is subject to acceleration of maturity under certain circumstances. The ABL Facility contains mandatory prepayment terms in the event outstanding borrowings exceed the lesser of the borrowing base or the effective commitments under the facility. The borrowing base is calculated based on 75.0% of the aggregate fleet value of eligible helicopter equipment less outstanding principal amounts under the terms of the ABL Facility, which drops to 70.0% from August 1, 2017 and 65.0% from August 1, 2019. Because the ABL Facility is an asset-based facility, our ability to draw will depend on, among other things, the value of eligible helicopter equipment included in the borrowing base. In addition, subject to certain terms and conditions, we can request additional revolving credit commitments or term loans under the ABL Facility, which share in the borrowing base, up to an amount such that the aggregate amount of ABL commitments and term loans under the ABL Facility does not exceed $405.0 million. The outstanding borrowings under the ABL Facility were nil as of July 31, 2015.
The ABL Facility is secured on a first priority perfected security interest in the capital stock of the borrower and in the helicopter equipment it acquires. The ABL Facility is guaranteed by 6922767 Holding S.à.r.l. and CHC Helicopter S.A. on an unsecured basis. The ABL Facility covenants include a requirement for us to maintain a fixed charge coverage ratio of 1.35:1. The ABL Facility is described in more detail under "Sources of Liquidity" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2015 and is attached to this Quarterly Report on Form 10-Q as Exhibits 10.1, 10.2 and 10.3.

Future Cash Requirements
Contractual Obligations and Off-Balance Sheet Arrangements
Our Annual Report on Form 10-K for the fiscal year ended April 31, 2015 includes disclosures of our contractual obligations and commitments and off-balance sheet arrangements as of April 31, 2015. There have been no material changes during the three months ended July 31, 2015 from the information disclosed in Part II, Item 7, "Contractual Obligations and Off-Balance Sheet Arrangements”, of our Annual Report on Form 10-K for the year ended April 31, 2015, except as noted below.
Operating Lease Commitments
We entered into helicopter operating leases with 18 lessors in respect of 163 helicopters included in our fleet as of July 31, 2015. As at July 31, 2015, these leases had expiry dates ranging from fiscal 2016 to 2025. For those helicopters where we have an unexercised option to purchase them for agreed amounts, the purchase options do not constitute bargain purchase options and we do not have a commitment to exercise the options. With respect to such leased helicopters, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at our expense. We either perform this work internally through our own repair and overhaul facilities or have the work performed by an external repair and overhaul service provider.
In addition to payment under helicopter operating leases, we had operating lease commitments as of July 31, 2015 for buildings, land and other equipment with minimum lease payments of $84.8 million and expiry dates ranging from fiscal 2016 to fiscal 2079.
At July 31, 2015, the net present value of our operating lease commitments was $1,171.3 million. We have calculated the net present value based on our minimum lease payments, excluding any contingent rentals, using a 9.0% discount rate. For more information on our commitments, see Note 15 of our unaudited interim consolidated financial statements for the three months ended July 31, 2014 and 2015 included elsewhere in this Quarterly Report on Form 10-Q.
Helicopter Purchase Commitments
Including amendments to our aircraft purchase agreements with certain original equipment manufacturers made during and subsequent to the quarter ended July 31, 2015, we have a total commitment of $258.7 million for the purchase of new helicopters. These helicopters are expected to be delivered in fiscal 2016 ($30.8 million), 2017 ($161.7 million) and 2018 ($66.2 million) and will be deployed in our Helicopter Services segment. We intend to enter into leases or other financings for these helicopters or purchase them outright upon delivery from the manufacturer. We also have additional flexible orders of $249.0 million which allow us to monitor the market recovery before confirming dates and the type of aircraft for deliveries. Our additional flexible orders can also be cancelled with no further payment, subject to periodic forfeitures of deposits paid to date, up to a maximum of $29.0 million in forfeitures.
Variable Interest Entities
The Company has variable interests in entities that are not consolidated, as we are not the primary beneficiary, which provide operating lease financing to us and an entity that provides flying services to third party customers. At July 31, 2015, we had operating leases for 103 helicopters with variable interest entities that were not consolidated. See Note 2(b)(ii) of the unaudited interim consolidated financial statements for the three months ended July 31, 2014 and 2015 included elsewhere in this Quarterly Report on Form 10-Q.
Guarantees
The Company has provided limited guarantees to third parties under some of its operating leases relating to a portion of the residual helicopter values at the termination of the leases. The leases have terms expiring between fiscal 2016 and 2024. At July 31, 2015, the Company’s exposure under the asset value guarantees including guarantees in the form of funded and unfunded residual value guarantees is approximately $252.8 million.
Contingencies
We have exposure for certain legal matters as disclosed in Note 16 to the unaudited interim consolidated financial statements for the three months ended July 31, 2014 and 2015 included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes in our exposure to contingencies.
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
Contractual Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net earnings (loss) or other performance measures derived in accordance with U.S. GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. In addition, Contractual Adjusted EBITDA as presented herein may not be comparable to similarly titled measures of other companies. We use Contractual Adjusted EBITDA as a measure to calculate certain financial covenants related to our senior secured revolving credit facility, the senior secured notes indenture and the senior unsecured notes indenture. Under the senior secured revolving credit facility, we must maintain a ratio of 2.5 to 1 or less of first priority net debt as defined in the senior secured revolving credit facility agreement to Contractual Adjusted EBITDA. If the financial covenant is not maintained, repayment of the senior secured revolving credit facility can be accelerated. Under the senior secured revolving credit facility, senior secured notes indenture and senior unsecured notes indenture, we must meet certain Contractual Adjusted EBITDA ratios to incur additional indebtedness above the permitted indebtedness as defined in the senior secured revolving credit facility, senior secured notes indenture and senior unsecured notes indenture. To incur additional indebtedness which is not otherwise permitted, we must have a Contractual Adjusted EBITDA to fixed charges ratio as defined in the senior secured revolving credit facility, senior secured notes indenture and senior unsecured notes indenture that is equal to or greater than 2.0 to 1.0. However, if the indebtedness is secured by a lien then we must also have a total secured indebtedness, net of cash, to Contractual Adjusted EBITDA ratio as defined in the senior secured revolving credit facility agreement and notes indenture that is less than or equal to 5.0 to 1.0.
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
Because of these limitations, Contractual Adjusted EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. Set forth below is a reconciliation of net loss to Contractual Adjusted EBITDA derived from the consolidated financial statements of CHC Group Ltd. and from the consolidated financial statements of our subsidiary 6922767 Holding S.à.r.l. for the twelve months ended July 31, 2015. As of July 31, 2015, we were in compliance with all financial covenants contained in the agreements governing our outstanding indebtedness.

(In thousands of U.S. dollars)	For the twelve months ended July 31, 2015
	6922767 Holding S.à.r.l.	CHC Group Ltd.
Net loss	$(764,709)	$(807,083)
Earnings from equity accounted investees, net of cash distributions received	(2,326)	(2,326)
Fixed charges (i)	105,420	105,440
Other financing charges	57,353	56,677
Income tax expense	22,651	22,628
Depreciation	150,209	150,209
Asset impairment charge (ii)	553,375	553,375
Loss on disposal of assets	9,135	9,135
Restructuring expense	78,392	100,398
Business optimization costs	1,207	1,207
Stock-based compensation expense	3,836	7,115
Amortization of deferred charges (iii)	3,442	3,442
Amortization of advanced helicopter rental payments	4,837	4,837
Unusual/non-recurring costs (iv)	10,280	10,280
Investment/acquisition/permitted disposal (v)	1,727	8,000
Pension adjustment (vi)	(16,131)	(16,131)
Contractual Adjusted EBITDA (vii)	$218,698	$207,203

(i)
Fixed charges include interest expense, the interest component of payments associated with capital lease obligations, net of interest income, and pro-forma adjustments as per the applicable indenture governing the senior secured notes and the senior unsecured notes. The amortization of debt issuance costs and financing fees are excluded from fixed charges.

(ii)	Asset impairment charge includes impairment of funded residual value guarantees, impairment of assets held for sale, impairment of assets held for use and impairment of intangible assets and goodwill.

(iii)	Amortization of initial costs on leased helicopters.

(iv)	Unusual or non-recurring costs that include professional fees.

(v)	Costs incurred related to potential investment, acquisitions and divestitures.

(vi)	This is an adjustment to arrive at the current service cost of the pension.

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

Critical Accounting Policies and Estimates
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015. There have been no material changes to our critical accounting policies and estimates.
Recent Accounting Pronouncements
See Note 1 in the unaudited interim consolidated financial statements for the three months ended July 31, 2014 and 2015 contained elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to certain market risks arising from the use of financial instruments in the ordinary course of business. This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk and interest rate risk as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015 and Note 12 of our unaudited interim consolidated financial statements for the three months ended July 31, 2014 and 2015 included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our quantitative and qualitative disclosures about market risk.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of July 31, 2015. Based upon this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
One or more of our subsidiaries are, from time to time, named as defendants in lawsuits arising in the ordinary course of our business as discussed and previously reported in "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015. Developments in these previously reported ongoing matters, if any, are described in Note 16 to the unaudited interim consolidated financial statements for the three months ended July 31, 2014 and 2015 included elsewhere in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes during the three months ended July 31, 2015 to the “Risk Factors” previously discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015.
Failure to regain compliance with all applicable New York Stock Exchange (“NYSE”) listing requirements could cause the NYSE to delist our ordinary shares, which is likely to have an adverse impact on the trading volume, liquidity and the market price of our ordinary shares.
Our ordinary shares are currently listed on the New York Stock Exchange (“NYSE”). In order to maintain this listing we must comply with the continued listing standards set forth in Section 802.01C of the Listed Company Manual of the NYSE, which require that we maintain a certain ordinary share price and market capitalization, in addition to certain other financial and share distribution targets.
On July 23, 2015, we received a written notice from the NYSE stating that we were not in compliance with one of the continued listing standards based on the average closing price of our ordinary shares being less than $1.00 per share over a period of 30 consecutive trading days. In accordance with NYSE rules, we have six months from the date of receipt of such notice to achieve compliance with this continued listing standard. We can regain compliance with the minimum per share average closing price standard at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period, we have (i) a closing ordinary share price of at least $1.00 and (ii) an average closing ordinary share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. While we cannot give assurances that we will be able to timely regain compliance with this standard, we responded to the NYSE on August 4, 2015 that we intend to cure this non-compliance. If we determine to remedy the non-compliance by taking action that will require shareholder approval, such as a reverse share split, we must obtain shareholder approval and implement such action no later than expiration of the six month cure period, or January 23, 2016.
In addition, on August 28, 2015, we received a notice from the NYSE that we fell below a different NYSE continued listing standard because our average global market capitalization has been less than $50 million over a consecutive 30 trading-day period and our total shareholders’ equity is less than $50 million. In accordance with NYSE procedures, we intend to notify the NYSE that we will submit a plan within 45 days from receipt of the NYSE notice that demonstrates our ability to regain compliance with this listing standard within 18 months.  Upon receipt of the plan, the NYSE has 45 days to review and determine whether we have made a reasonable demonstration of our ability to come into conformity with the relevant standards within the 18-month period.  The NYSE will either accept the plan, at which time we will be subject to ongoing monitoring for compliance with this plan, or the NYSE will not accept the plan and we will be subject to suspension and delisting proceedings.
The NYSE notification does not affect our Securities and Exchange Commission reporting requirements. Our ordinary shares will continue to be listed and traded on the NYSE during the applicable cure period, subject to our continued compliance with all other applicable NYSE continued listing standards, under the symbol “HELI,” but will be assigned a “.BC” indicator by the NYSE to signify that we are below compliance with the NYSE continued listing standards.
In the event that we fail to regain compliance with NYSE continued listing standards by the expiration of the applicable cure period, the NYSE will commence suspension and delisting procedures with respect to our ordinary shares, which could impair the value of your investment. If our ordinary shares are delisted from the NYSE in the future, such securities may be traded over-the-counter on the “pink sheets.” The alternative market, however, is generally considered to be less efficient than, and not as broad as, the NYSE. Accordingly, delisting of our ordinary shares from the NYSE could have a significant negative effect on the trading volume, liquidity and market price of our ordinary shares. In addition, the delisting of our ordinary shares could adversely affect our ability to raise capital on terms acceptable to us or at all and could reduce the number of investors willing to hold or acquire our ordinary shares.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHC GROUP LTD.
(Registrant)

By:	/s/ Lee Eckert
	Name:	Lee Eckert
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer, Duly Authorized Officer)
Date: September 8, 2015

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.1
Credit Agreement, as of dated June 12, 2015, among 6922767 Holding SARL, CHC Cayman ABL Holdings Ltd., CHC Cayman ABL Borrower Ltd., the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and BNP Paribas S.A., as collateral agent.
X
10.2
Guarantee and Collateral Agreement, dated as of June 12, 2015, made by CHC Cayman ABL Holdings Ltd. and CHC Cayman ABL Borrower Ltd. in favor of Morgan Stanley Senior Funding, Inc., as administrative agent, and BNP Paribas S.A., as collateral agent.
X
10.3
Guarantee Agreement, dated as of June 12, 2015, made by 6922767 Holding SARL, CHC Helicopter Holding S.à r.l. and CHC Helicopter S.A. in favor of Morgan Stanley Senior Funding, Inc., as administrative agent, and BNP Paribas S.A., as collateral agent.
X
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Presentation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
* Furnished, not filed.