Form 10-Q
period 2015-10-31
CHC Group Ltd.
filed 2015-12-10
CIK 1586300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2015, there were 81,525,484 ordinary shares issued and outstanding, excluding unvested restricted shares of 40,516.

CHC GROUP LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED
October 31, 2015

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

Average HE count
Our heavy and medium helicopters, including owned and leased, are weighted at 100% and 50%, respectively, to arrive at a single HE count, excluding helicopters that are expected to be retired from our fleet and those helicopters which form part of our restructuring activities. The average HE count for a period is calculated using a weighted average of the HE count for the beginning and end of each quarter included in that period.

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

ITEM 1. FINANCIAL STATEMENTS
CHC Group Ltd.
Consolidated Balance Sheets
(Expressed in thousands of United States dollars except share and per share information (see also Note 10))
(Unaudited)

	April 30, 2015	October 31, 2015
Assets
Current assets:
Cash and cash equivalents	$134,297	$68,392
Receivables, net of allowance for doubtful accounts of $1.7 million and $2.9 million, respectively (note 2(a)(ii))	241,624	211,143
Income taxes receivable	14,191	15,823
Deferred income tax assets	416	48
Inventories (note 4 and 5)	117,748	101,271
Prepaid expenses	28,742	29,470
Other assets (notes 4 and 6)	67,870	65,132
	604,888	491,279
Property and equipment, net (note 4)	951,554	955,758
Investments	33,293	35,407
Intangible assets (note 4)	169,598	163,764
Restricted cash	19,333	24,982
Other assets (notes 4 and 6)	458,156	478,558
Deferred income tax assets	1,333	1,616
Assets held for sale (note 4)	13,424	7,060
	$2,251,579	$2,158,424
Liabilities and Shareholders' Deficit
Current liabilities:
Payables and accruals	$275,944	$252,300
Deferred revenue	40,949	39,140
Income taxes payable	42,000	40,037
Deferred income tax liabilities	43	115
Current facility secured by accounts receivable (note 2(a)(ii))	43,379	48,033
Other liabilities (notes 3 and 7)	102,100	89,578
Current portion of long-term debt obligations (note 8)	3,624	19,878
	508,039	489,081
Long-term debt obligations (note 8)	1,215,655	1,284,070
Deferred revenue	64,387	60,028
Other liabilities (notes 3 and 7)	273,274	255,868
Deferred income tax liabilities	8,927	8,951
Total liabilities	2,070,282	2,097,998
Redeemable non-controlling interests (note 2(a)(i))	16,940	17,674
Redeemable convertible preferred shares: Par value $0.0001
Authorized: 6,000,000; Issued: 617,045 and 643,548; Dividends in arrears: $6.5 million and $6.9 million	589,823	616,326
Capital stock: Par value $0.0001
Authorized: 1,994,000,000; Issued: 81,249,359 and 81,525,484	8	8
Additional paid-in capital (notes 2(a)(i))	1,961,007	1,954,884
Deficit	(2,070,254)	(2,167,732)
Accumulated other comprehensive loss	(316,227)	(360,734)
	(425,466)	(573,574)
	$2,251,579	$2,158,424
See accompanying notes to interim consolidated financial statements.
See table in Note 2(a)(i) for certain amounts included in the Consolidated Balance Sheets related to variable interest entities.

CHC Group Ltd.
Consolidated Statements of Operations
(Expressed in thousands of United States dollars except share and per share information (see also Note 10))
(Unaudited)

	Three months ended		Six months ended
	October 31, 2014	October 31, 2015	October 31, 2014	October 31, 2015
Revenue	$458,222	$360,753	$918,870	$736,690
Operating expenses:
Direct costs	(378,718)	(287,380)	(773,265)	(601,550)
Earnings from equity accounted investees	1,379	1,338	4,056	2,771
General and administration costs	(22,689)	(18,097)	(44,351)	(34,453)
Depreciation	(33,153)	(35,537)	(66,878)	(75,818)
Restructuring expense (note 3)	—	(16,211)	—	(35,590)
Asset impairments (note 4)	(146,131)	(10,459)	(146,406)	(10,459)
Loss on disposal of assets	(2,619)	(1,419)	(7,878)	(2,406)
	(581,931)	(367,765)	(1,034,722)	(757,505)
Operating loss	(123,709)	(7,012)	(115,852)	(20,815)
Interest on long-term debt	(34,715)	(27,286)	(69,587)	(54,232)
Foreign exchange loss	(13,279)	(9,551)	(8,371)	(19,630)
Other financing income (charges) (note 9)	2,188	5,827	(2,137)	15,921
Loss before income tax	(169,515)	(38,022)	(195,947)	(78,756)
Income tax expense (note 11)	(7,225)	(3,942)	(15,112)	(9,850)
Net loss	$(176,740)	$(41,964)	$(211,059)	$(88,606)
Net earnings (loss) attributable to:
Controlling interest	$(183,582)	$(44,116)	$(225,682)	$(97,478)
Non-controlling interests	6,842	2,152	14,623	8,872
Net loss	$(176,740)	$(41,964)	$(211,059)	$(88,606)

Net loss per ordinary share available to common stockholders:
Net loss attributable to controlling interest	$(183,582)	$(44,116)	$(225,682)	$(97,478)
Redeemable convertible preferred share dividends including cumulative effect of dividends in arrears of nil, $0.2 million, nil and $0.4 million	(27)	(13,608)	(27)	(26,932)
Adjustment of redeemable non-controlling interest to redemption amount (note 2(a)(i))	(31,213)	2,154	(31,213)	18,530
Net loss available to common stockholders	$(214,822)	$(55,570)	$(256,922)	$(105,880)

Net loss per ordinary share available to common stockholders - basic and diluted	$(2.67)	$(0.68)	$(3.19)	$(1.30)

Weighted average number of ordinary shares outstanding - basic and diluted	80,599,164	81,507,978	80,564,925	81,441,891
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd.
Consolidated Statements of Comprehensive Loss
(Expressed in thousands of United States dollars)
(Unaudited)

	Three months ended		Six months ended
	October 31, 2014	October 31, 2015	October 31, 2014	October 31, 2015
Net loss	$(176,740)	$(41,964)	$(211,059)	$(88,606)
Other comprehensive income (loss):
Net foreign currency translation adjustments	(49,802)	(12,151)	(94,004)	(36,810)
Net change in defined benefit pension plan, net of income tax	360	1,091	734	2,695
Comprehensive loss	$(226,182)	$(53,024)	$(304,329)	$(122,721)
Comprehensive income (loss) attributable to:
Controlling interest	$(234,906)	$(55,546)	$(320,220)	$(141,985)
Non-controlling interests	8,724	2,522	15,891	19,264
Comprehensive loss	$(226,182)	$(53,024)	$(304,329)	$(122,721)
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd.
Consolidated Statements of Cash Flows
(Expressed in thousands of United States dollars)
(Unaudited)

	Six months ended
	October 31, 2014	October 31, 2015
Cash provided by (used in):
Operating activities:
Net loss	$(211,059)	$(88,606)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation	66,878	75,818
Loss on disposal of assets	7,878	2,406
Asset impairments (note 4)	146,406	10,459
Earnings from equity accounted investees less dividends received	(1,808)	(2,186)
Deferred income taxes	639	185
Non-cash stock-based compensation expense	5,557	1,850
Net loss (gain) on debt extinguishment (note 9)	7,444	(17,799)
Amortization of long-term debt and lease deferred financing costs	5,108	5,003
Unrealized net gain on derivative financial instruments	(19,734)	(19,925)
Non-cash defined benefit pension income (note 12)	(396)	(343)
Defined benefit contributions and benefits paid	(27,072)	(16,429)
Unrealized loss on foreign currency exchange translation	3,720	18,544
Other	(7,002)	(6,967)
Change in cash resulting from changes in operating assets and liabilities:
Receivables, net of allowance	8,552	18,555
Income taxes receivable and payable	(1,223)	985
Inventories	(9,633)	(2,088)
Prepaid expenses	(2,899)	(829)
Payables and accruals	(17,306)	(8,325)
Deferred revenue	14,144	3,501
Other assets and liabilities	5,518	(705)
Cash used in operating activities	(26,288)	(26,896)
Financing activities:
Sold interest in accounts receivable, net of collections	(11,826)	8,305
Net proceeds from issuance of redeemable convertible preferred shares	110,194	—
Long-term debt proceeds	325,000	326,400
Long-term debt repayments	(327,228)	(215,748)
Redemption and repurchases of senior secured notes	(70,620)	—
Redemption and repurchases of senior unsecured notes	—	(22,101)
Increase in deferred financing costs	—	(4,868)
Distribution paid to non-controlling interest (note 2(a)(i))	(8,500)	—
Cash provided by financing activities	17,020	91,988
Investing activities:
Property and equipment additions	(247,742)	(106,952)
Proceeds from disposal of property and equipment	102,554	28,470
Helicopter deposits net of lease inception refunds	(25,610)	(32,607)
Restricted cash	(11,735)	(8,736)
Cash used in investing activities	(182,533)	(119,825)
Effect of exchange rate changes on cash and cash equivalents	(2,809)	(11,172)
Change in cash and cash equivalents during the period	(194,610)	(65,905)
Cash and cash equivalents, beginning of period	302,522	134,297
Cash and cash equivalents, end of period	$107,912	$68,392

Supplemental cash flow information:
Assets acquired through non-cash capital leases	$—	$18,055
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd.
Consolidated Statements of Shareholders' Equity (Deficit)
(Expressed in thousands of United States dollars except share information (see also Note 10))
(Unaudited)

Six months ended October 31, 2014	Capital stock		Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders' equity	Redeemable non- controlling interests	Redeemable convertible preferred shares
	Number of shares	Amount						Number of shares	Amount
April 30, 2014	80,519,484	$8	$2,039,371	$(1,265,103)	$(122,784)	$651,492	$(22,578)	—	$—
Issuance of capital stock for stock option and service vesting shares	80,484	—	—	—	—	—	—	—	—
Issuance of redeemable convertible preferred shares	—	—	—	—	—	—	—	116,000	110,194
Capital contribution by shareholder	—	—	—	—	—	—	195	—	—
Foreign currency translation	—	—	—	—	(94,990)	(94,990)	986	—	—
Stock-based compensation expense	—	—	5,557	—	—	5,557	—	—	—
Defined benefit plan, net of income tax	—	—	—	—	452	452	282	—	—
Redeemable convertible preferred share dividends	—	—	(27)	—	—	(27)	—	—	—
Distribution paid to non-controlling interest (note 2(a)(i))	—	—	—	—	—	—	(8,500)	—	—
Adjustment of redeemable non-controlling interest to redemption amount (note 2(a)(i))	—	—	(31,213)	—	—	(31,213)	31,213	—	—
Net earnings (loss)	—	—	—	(225,682)	—	(225,682)	14,623	—	—
October 31, 2014	80,599,968	$8	$2,013,688	$(1,490,785)	$(217,322)	$305,589	$16,221	116,000	$110,194
Six months ended October 31, 2015	Capital stock		Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders' deficit	Redeemable non- controlling interests	Redeemable convertible preferred shares
	Number of shares	Amount						Number of shares	Amount
April 30, 2015	81,249,359	$8	$1,961,007	$(2,070,254)	$(316,227)	$(425,466)	$16,940	617,045	$589,823
Issuance of capital stock for stock option and service vesting shares	276,125	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	(46,177)	(46,177)	9,367	—	—
Stock-based compensation expense	—	—	1,850	—	—	1,850	—	—	—
Defined benefit plan, net of income tax	—	—	—	—	1,670	1,670	1,025	—	—
Redeemable convertible preferred share dividends	—	—	(26,503)	—	—	(26,503)	—	26,503	26,503
Adjustment of redeemable non-controlling interest to redemption amount (note 2(a)(i))	—	—	18,530	—	—	18,530	(18,530)	—	—
Net earnings (loss)	—	—	—	(97,478)	—	(97,478)	8,872	—	—
October 31, 2015	81,525,484	$8	$1,954,884	$(2,167,732)	$(360,734)	$(573,574)	$17,674	643,548	$616,326
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

(b)	Foreign currency:
The currencies which most influence our foreign currency translations and the relevant exchange rates were:

	Six months ended
	October 31, 2014	October 31, 2015
Average rates:
£/US $	1.663855	1.547129
CAD/US $	0.914364	0.780275
NOK/US $	0.160934	0.124142
AUD/US $	0.918967	0.741495
€/US $	1.328119	1.116105
Period end rates:
£/US $	1.599823	1.544218
CAD/US $	0.886918	0.764351
NOK/US $	0.148115	0.118092
AUD/US $	0.878936	0.713292
€/US $	1.252949	1.104181

(c)	Comparative figures:
Certain comparative figures have been reclassified to conform to the financial presentation adopted for the current period.

(d)	Recent accounting pronouncements not yet adopted:
Inventories:
In June 2015, the FASB issued an amendment that requires management to reduce inventory to the lower of cost and net realizable value rather than the lower of cost or market value. The standard is effective for fiscal periods beginning after December 15, 2016 and interim periods within fiscal periods beginning after December 15, 2017. Early application is permitted. We will adopt the standard on May 1, 2017. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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
Share-based compensation:
In June 2014, the FASB issued guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that such performance condition would be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The standard is effective for fiscal periods beginning after December 15, 2015, and interim periods therein and early application is permitted. We will adopt the standard on May 1, 2016. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
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
Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015 contains a description of our principal involvement with VIEs and the accounting policies regarding determination of whether we are deemed to be the primary beneficiary. As of October 31, 2015, there have been no significant changes in either the nature of our involvement with, or the accounting policies associated with the analysis of VIEs as described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015.
The following table shows the redeemable non-controlling interests relating to the local ownership VIEs that are included in the interim financial statements.

	April 30, 2015	October 31, 2015
EEA Helicopters Operations B.V.	$15,223	$15,957
Atlantic Aviation Limited and Atlantic Aviation FZE	1,717	1,717
	$16,940	$17,674
Because of the terms of the put and call arrangements with the holder of the non-controlling interest, it is probable that the EEA Helicopter Operations B.V.'s ("EHOB") non-controlling interest will become redeemable and accordingly it is recorded at its redemption amount. We have elected to recognize any changes in the redemption value immediately as they occur and adjust the carrying amount of the redeemable non-controlling interest to equal the redemption value at the end of the reporting period. Reductions in the carrying amount of the redeemable non-controlling interest are only recorded if we have previously recorded increases in the carrying amount of the redeemable non-controlling interest. The change in redemption value is recognized in additional paid-in capital and as a deduction or addition to the numerator of the net loss per ordinary share calculation.
The redemption amount is based on a formula of $14.5 million plus an amount representing compounded interest, commencing October 31, 2014, which increases from 10% for the first year to 20% for the fifth year and thereafter. On the signing of the amendment to the Shareholders' Agreement of EHOB on October 30, 2014, we made a distribution of $8.5 million to the holder of the non-controlling interest which was recognized as a reduction in the redeemable non-controlling interest balance.
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

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

2.	Variable interest entities (continued):

	April 30, 2015	October 31, 2015
Cash and cash equivalents	$128,744	$139,460
Receivables, net of allowance	82,286	70,216
Other current assets	44,262	46,451
Other long-term assets	118,025	129,629
Total assets	$373,317	$385,756

Payables and accruals	$79,382	$68,824
Intercompany payables	135,285	159,438
Other current liabilities	21,280	28,824
Accrued pension obligations	73,102	66,615
Long-term intercompany payables	134,687	108,968
Other long-term liabilities	33,315	31,095
Total liabilities	$477,051	$463,764

	Three months ended		Six months ended
	October 31, 2014	October 31, 2015	October 31, 2014	October 31, 2015
Revenue	$284,734	$229,245	$585,240	$466,849
Net earnings	12,994	10,211	26,695	24,342

(ii)	Accounts receivable securitization:
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
The following table shows the assets and the associated liabilities related to our secured debt arrangements that are included in the interim financial statements:

	April 30, 2015	October 31, 2015
Restricted cash	$2,634	$11,740
Transferred receivables	62,488	58,497
Current facility secured by accounts receivable	43,379	48,033

(iii)	Trinity Helicopters Limited:
As at October 31, 2015, we leased two helicopters from Trinity Helicopters Limited (“Trinity”), an entity considered to be a VIE, which we have determined we are required to consolidate as we are the primary beneficiary.

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
The following table summarizes the amounts recorded for TAS in the consolidated balance sheets:

	April 30, 2015		October 31, 2015
	Carrying amounts	Maximum exposure to loss	Carrying amounts	Maximum exposure to loss
Receivables, net of allowance	$4,398	$4,398	$4,062	$4,062
Equity method investment	25,022	25,022	27,494	27,494
As of October 31, 2014 and 2015, we leased eight helicopters to TAS and provided crew, insurance, maintenance and base services. The total revenue earned from providing these services was $12.0 million and $11.9 million for the three months ended October 31, 2014 and 2015 and $24.4 million and $23.5 million for the six months ended October 31, 2014 and 2015, respectively.
We received dividends of $1.7 million for the six months ended October 31, 2014.

(ii)	Leasing entities:
Related party lessors
We have operating lease agreements for the lease of 31 helicopters from individual entities determined to be VIEs and which were previously considered to be related parties because they were partially financed through equity contributions from entities that have also invested in us. On December 18, 2014, the controlling interests in the lessor VIEs disposed of their interest in the lessor VIEs to an unrelated third party, which did not have any substantive impact on our existing lease terms. Subsequent to the closing of this transaction, the lessor VIEs are no longer related parties and are considered to be other VIE lessors. We have determined that we are not the primary beneficiary of the lessor VIEs.
The following table summarizes the amounts recorded in the consolidated statements of operations prior to December 18, 2014:

	Three months ended		Six months ended
	October 31, 2014	October 31, 2015	October 31, 2014	October 31, 2015
Operating lease expense	$12,623	$—	$25,207	$—
Other VIE lessors
We have determined that the activity that most significantly impacts the economic performance of the lessor VIEs is the remarketing of the helicopters at the end of the lease term. As we do not have the power to make remarketing decisions, we have determined that we are not the primary beneficiary of the lessor VIEs.
As at October 31, 2014 and 2015, we leased from various entities considered to be VIEs 66 helicopters and 103 helicopters, respectively. All 66 and 103 leases were considered to be operating leases as at October 31, 2014 and 2015, respectively.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

3.	Restructuring:
We are undergoing a comprehensive review of our operations, organizational structure and fleet with the view to reducing operating costs. In connection with the ongoing review, we have incurred restructuring expenses consisting of employee related severance costs and other associated costs and the majority of these payments will be made in fiscal 2016. We have also incurred restructuring expenses related to contractual lease payments, maintenance and other costs on specific leased helicopters we have permanently ceased use of in our operations and which do not form part of our prospective fleet strategy. The majority of the lease obligations will expire by fiscal 2018. On an ongoing basis we are monitoring our market environment and where necessary, may incur additional restructuring expenses.
The following table summarizes the activity of the restructuring liability for the six months ended October 31, 2015:

	Employee related severance and other costs	Lease associated costs	Total
Balance at April 30, 2015	$23,829	$48,583	$72,412
Restructuring expense	10,335	25,255	35,590
Non-cash charges and foreign exchange (i)	491	(3,186)	(2,695)
Cash payments	(22,131)	(14,924)	(37,055)
Balance at October 31, 2015	$12,524	$55,728	$68,252

(i)	The related asset and liability balances for the leased helicopters we have ceased to use were written off to the lease restructuring expenses.
As of October 31, 2015, we have expensed $46.3 million of employee related severance and other costs and $69.7 million of lease associated costs cumulatively to date under this restructuring review.

4.	Asset impairments:

	Three months ended		Six months ended
	October 31, 2014	October 31, 2015	October 31, 2014	October 31, 2015
Impairment of property and equipment	$(128,043)	$—	$(128,043)	$—
Impairment of assets held for sale	(5,040)	—	(5,256)	—
Impairment of receivables and funded residual value guarantees	(10,386)	—	(10,421)	—
Impairment of intangible assets	(2,662)	—	(2,686)	—
Impairment of inventories	—	(10,459)	—	(10,459)
	$(146,131)	$(10,459)	$(146,406)	$(10,459)
During the three months ended October 31, 2014, we decided to accelerate our exit from certain older technology helicopter types as we continue with our fleet replacement strategy to better meet our customer demands for newer technology helicopters and reduce the number of different helicopter types in our fleet. During the three and six months ended October 31, 2014 impairment charges were recorded to write down the carrying value of 40 helicopters held for use, the major airframe inspections of five leased helicopters, related rotable parts and embedded equity to their fair values and the carrying value of held for sale helicopters to their fair value less costs to sell. The carrying values of funded residual value guarantees were written down where we believe that as a result of the decline in helicopter values the guarantees will not be recoverable.
As at April 30, 2015, we have classified five helicopters and two buildings and as at October 31, 2015, four helicopters and one building as held for sale as these assets are ready for immediate sale and we expect these assets to be sold within one year.  The held for sale assets totaled $13.4 million and $7.1 million as at April 30, 2015 and October 31, 2015, respectively.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

4.	Asset impairments (continued):
During the three months ended October 31, 2015, one helicopter was reclassified to assets held for use from held for sale as we determined that we would obtain a higher value from using this helicopter as parts within the business than selling it in the external market. Impairment charges were recorded during the three months ended October 31, 2014 for four helicopters and one building held for sale. Impairment charges were recorded during the six months ended October 31, 2014 for six helicopters and one building held for sale.
During the three months ended October 31, 2015, we recorded an impairment charge of $10.5 million to increase our provision for obsolete and excess inventories on certain consumable inventories. This impairment charge resulted from the identification of consumable inventories that were in excess of our requirements. This was driven primarily by the significant and longer than initially expected decline in the price of oil and gas, which impacts our view of future utilization of these parts and resulting changes to our fleet and inventory management strategies. Excess consumable inventories have been measured at estimated market value, based on our experience with sales of surplus consumable inventories and our assessment of resale market conditions.
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

5.	Inventories:

	April 30, 2015	October 31, 2015
Work-in-progress for long-term maintenance contracts under completed contract accounting	$7,551	$8,025
Consumables	118,339	108,550
Provision for obsolete and excess inventories (note 4)	(8,142)	(15,304)
	$117,748	$101,271
During the three months ended October 31, 2015, we recorded an impairment charge of $10.5 million to increase our provision on certain consumable inventories (note 4). Consumable inventories identified as excess have been measured at estimated market value, based on our experience with past sales of surplus consumable inventories and our assessment of resale market conditions.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

6.	Other assets:

	April 30, 2015	October 31, 2015
Current:
Helicopter operating lease funded residual value guarantees	$24,349	$18,478
Foreign currency embedded derivatives (a) (note 13)	11,754	17,937
Mobilization costs	8,179	7,033
Deferred financing costs	8,126	9,052
Prepaid helicopter rentals	4,166	3,832
Residual value guarantees	2,861	2,422
Foreign currency forward contracts (a) (note 13)	492	—
Other receivables	7,943	6,378
	$67,870	$65,132
Non-current:
Helicopter operating lease funded residual value guarantees	$202,209	$215,853
Helicopter deposits	70,123	73,196
Security deposits	38,695	39,452
Deferred financing costs	38,459	37,700
Foreign currency embedded derivatives (a) (note 13)	22,243	29,643
Long-term income tax receivable	19,490	13,309
Prepaid helicopter rentals	15,941	14,737
Accrued pension asset	15,091	24,472
Mobilization costs	14,760	11,731
Pension guarantee assets	8,521	7,617
Residual value guarantees	8,441	7,981
Foreign currency forward contracts (a) (note 13)	775	—
Other	3,408	2,867
	$458,156	$478,558

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

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

7.	Other liabilities:

	April 30, 2015	October 31, 2015
Current:
Restructuring (note 3)	$57,310	$49,828
Foreign currency forward contracts (a) (note 13)	22,562	18,914
Deferred gains on sale-leasebacks of helicopters	13,927	14,987
Residual value guarantees	3,505	2,917
Foreign currency embedded derivatives (a) (note 13)	2,173	2,021
Contract inducement	742	728
Other	1,881	183
	$102,100	$89,578
Non-current:
Accrued pension obligations	$120,879	$110,056
Deferred gains on sale-leasebacks of helicopters	85,250	76,094
Residual value guarantees	19,245	19,583
Restructuring (note 3)	15,102	18,424
Insurance claims accrual	8,888	8,706
Contract inducement	7,203	6,699
Foreign currency forward contracts (a) (note 13)	6,894	7,601
Foreign currency embedded derivatives (a) (note 13)	2,526	1,721
Other	7,287	6,984
	$273,274	$255,868

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

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

8.	Long-term debt obligations:

	Principal Repayment terms	Facility maturity dates	April 30, 2015	October 31, 2015
Senior secured notes	At maturity	October 2020	$1,006,387	$1,006,950
Senior unsecured notes (a)	At maturity	June 2021	135,292	94,732
Senior secured revolving credit facility:
US LIBOR plus a 4.5% margin	At maturity	January 2019	—	70,000
Alternate Base Rate plus a 3.5% margin	At maturity	January 2019	—	28,000
Asset-based revolving credit facility (b)	At maturity	June 2020	—	14,400
Capital lease obligations (USD)	Quarterly	November 2015 - September 2025	34,370	49,481
Capital lease obligations (Euro)	Quarterly	September 2025	15,024	14,565
Boundary Bay financing – 6.93% (CAD)	Monthly	April 2035	28,206	25,820
Total long-term debt obligations			1,219,279	1,303,948
Less: current portion			(3,624)	(19,878)
Long-term debt obligations			$1,215,655	$1,284,070

(a)	Senior unsecured notes:
During July and August 2015, one of our subsidiaries repurchased $40.6 million of the senior unsecured notes on the open market at prices ranging from 50.50% to 55.25% of the principal plus accrued and unpaid interest of $0.5 million. A gain on extinguishment of $3.1 million and $17.8 million related to the discount on repurchase, net of the unamortized deferred financing costs, was recognized during the three and six months ended October 31, 2015, respectively.

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
The ABL Facility is secured on a first priority perfected security interest in the capital stock of the borrower and in the helicopter equipment it acquires. The ABL Facility covenants include a requirement for us to maintain a fixed charge coverage ratio, as defined, of 1.35:1, and contains other affirmative and negative covenants.

(c)	Covenant compliance:
At October 31, 2015, we were in compliance with all long-term debt obligations covenants.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

9.	Other financing income (charges):

	Three months ended		Six months ended
	October 31, 2014	October 31, 2015	October 31, 2014	October 31, 2015
Amortization of deferred financing costs	$(1,952)	$(1,866)	$(3,839)	$(3,727)
Net gain (loss) on debt extinguishment (note 8)	—	3,112	(7,444)	17,799
Net gain (loss) on fair value of foreign currency forward contracts	(10,488)	447	(12,996)	(15,079)
Net gain on fair value of foreign currency embedded derivatives	17,401	4,543	27,412	18,252
Amortization of guaranteed residual values	(868)	(815)	(1,909)	(963)
Interest expense	(5,559)	(4,008)	(10,722)	(8,390)
Interest income	5,992	5,929	12,082	11,719
Other	(2,338)	(1,515)	(4,721)	(3,690)
	$2,188	$5,827	$(2,137)	$15,921

10.	Capital stock:
On December 1, 2015, we announced that our Routine Transactions Committee, pursuant to the authority granted to it by our Board of Directors ("Board"), approved a reverse share split, by way of consolidation, whereby all of the Company’s ordinary shares of capital stock (issued and unissued), of a nominal or par value of $0.0001, will be proportionally adjusted to reflect the reverse share split ratio of 30:1.
On December 7, 2015, at an extraordinary general meeting of our shareholders, our shareholders approved the proposal to authorize our Board to effect the reverse share split, at a ratio of 30:1, as further described in our definitive proxy statement filed with the SEC on October 26, 2015 (the “Proxy Statement”).
The reverse share split is scheduled to be effective as of the open of trading on the New York Stock Exchange on December 11, 2015 (the “Effective Date”), subject to final approval by our Board on December 10, 2015. The primary purpose of the reverse share split is to increase the trading price of the Company’s ordinary shares to meet the $1.00 minimum trading price requirement for continued listing on the New York Stock Exchange.
If the Board provides final approval on the implementation of the reverse share split, the principal effects of the reverse share split will be that:

•
proportional adjustments will be made to the number of ordinary shares available for issuance under the CHC Group Ltd. 2013 Omnibus Incentive Plan (the “2013 Incentive Plan”) and those subject to outstanding equity awards (including stock options, time-based restricted stock units, performance based restricted stock units, service vesting stock options and shares and share price performance options and shares). Additionally, the exercise price of any stock options outstanding under the 2013 Incentive Plan will be proportionally adjusted to reflect the reverse share split ratio;

•
proportional adjustments will be made to the per-share conversion price of the Company’s redeemable convertible preferred shares in accordance with the Rights and Restrictions of the Redeemable Convertible Preferred Shares. The reverse share split will have no impact on the total number of authorized preferred shares or redeemable convertible preferred shares nor impact the number of redeemable convertible preferred shares issued and outstanding or its par value;

•
in subsequent reporting periods, all capital stock and additional paid-in capital amounts and per share information will be adjusted retroactively for all prior periods presented to reflect the reverse share split. Such adjustments include the calculations of our weighted average number of ordinary shares outstanding and net loss per ordinary share available to common stockholders. The foregoing retroactive adjustment has not been made in the interim financial statements.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

10.	Capital stock (continued):
For additional information regarding the reverse share split, please refer to the Proxy Statement filed with the SEC on October 26, 2015 or our Current Reports on Form 8-K filed with the SEC on December 1, 2015 and December 8, 2015.

11.	Income taxes:
During the three months ended October 31, 2014 and 2015, we recorded income tax expense of $7.2 million and $3.9 million resulting in effective tax rates of (4.3)% and (10.4)%, respectively. During the six months ended October 31, 2014 and 2015, we recorded income tax expense of $15.1 million and $9.9 million, respectively, resulting in effective tax rates of (7.7)% and (12.5)%, respectively.
During the three and six months ended October 31, 2015, there were no new uncertain tax positions identified. The income tax expense reflects primarily the current corporate income taxes in taxable jurisdictions and withholding taxes. For most jurisdictions we determined that the deferred tax assets are not more likely than not to be realized and therefore we continue to recognize a valuation allowance in respect of these deferred tax assets.
As of October 31, 2015, there was $28.3 million in unrecognized tax benefits, of which $22.7 million would have an impact on the effective tax rate, if recognized.
The total amount of interest and penalties accrued on the consolidated balance sheets at April 30, 2015 and October 31, 2015 was $9.3 million and $10.4 million, respectively.

12.	Employee pension plans:
The net defined benefit pension plan income is as follows:

	Three months ended		Six months ended
	October 31, 2014	October 31, 2015	October 31, 2014	October 31, 2015
Current service cost	$5,136	$3,831	$10,536	$7,874
Interest cost	8,335	5,654	17,040	11,492
Expected return on plan assets	(13,201)	(10,346)	(27,024)	(21,102)
Amortization of net actuarial and experience losses	500	1,214	1,020	2,461
Amortization of past service credits	(140)	(124)	(286)	(248)
Employee contributions	(819)	(399)	(1,682)	(820)
	$(189)	$(170)	$(396)	$(343)

13.	Derivative financial instruments and fair value measurements:
We are exposed to foreign exchange risk primarily from our subsidiaries which incur revenue and operating expenses in currencies other than U.S. dollars with the most significant being Pounds Sterling, Norwegian Kroner, Canadian dollars, Australian dollars and Euros. We monitor these exposures through our cash forecasting process and regularly enter into foreign exchange forward contracts to manage our exposure to fluctuations in expected future cash flows related to transactions in currencies other than the functional currency.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

13.	Derivative financial instruments and fair value measurements (continued):
The outstanding foreign exchange forward contracts are as follows:

	Notional		Fair value liability	Maturity
April 30, 2015
Purchase contracts to sell U.S. dollars and buy Canadian dollars	CAD	228,000	$(15,220)	May 2015 to Nov 2017
Purchase contracts to sell U.S. dollars and buy Euros		€42,051	(7,405)	Sept 2015 to Nov 2015
Purchase contracts to sell Pounds Sterling and buy Euros		€31,000	(5,564)	May 2015 to Dec 2016

October 31, 2015
Purchase contracts to sell U.S. dollars and buy Canadian dollars	CAD	187,000	$(19,505)	Nov 2015 to Nov 2017
Purchase contracts to sell U.S. dollars and buy Euros		€14,017	(2,847)	November 2015
Purchase contracts to sell Pounds Sterling and buy Euros		€20,000	(4,163)	Nov 2015 to Dec 2016
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
The carrying values of the other financial instruments, which are measured at other than fair value, approximate fair value due to the short terms to maturity, except for non-revolving debt obligations, the fair values of which are as follows:

	April 30, 2015		October 31, 2015
	Fair value	Carrying value	Fair value	Carrying value
Senior secured notes	$893,467	$1,006,387	$579,413	$1,006,950
Senior unsecured notes	89,800	135,292	37,893	94,732
The fair value of the senior secured and unsecured notes is determined based on market information provided by third parties which is considered to be a Level 2 measurement in the fair value hierarchy.

14.	Guarantees:
We have provided limited guarantees to third parties under some of our operating leases relating to a portion of the residual helicopter values at the termination of the leases, which have terms expiring between fiscal 2016 and 2024. Our exposure under the asset value guarantees including guarantees in the form of funded and unfunded residual value guarantees is approximately $251.0 million and $256.9 million as at April 30, 2015 and October 31, 2015, respectively.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

15.	Commitments:
We have helicopter operating leases for 169 helicopters and 161 helicopters at April 30, 2015 and October 31, 2015, respectively. As at October 31, 2015, these leases had expiry dates ranging from fiscal 2016 to 2025. For those helicopters where we have an unexercised option to purchase them for agreed amounts, the purchase options do not constitute bargain purchase options and we do not have a commitment to exercise the options. With respect to such leased helicopters, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at our expense. We either perform this work internally through our own repair and overhaul facilities or have the work performed by an external repair and overhaul service provider.
As at October 31, 2015, we have commitments with respect to operating leases for helicopters, buildings, land and equipment. The minimum lease rentals required under operating leases are payable in the following amounts over the following years ended October 31:

	Helicopter operating leases (i)	Building, land and equipment operating leases	Total operating leases
2016	$277,464	$13,159	$290,623
2017	263,398	10,040	273,438
2018	253,381	7,315	260,696
2019	232,233	5,504	237,737
2020	172,571	3,659	176,230
Thereafter	216,195	35,356	251,551
	$1,415,242	$75,033	$1,490,275

(i)
The helicopter operating leases exclude the remaining contractual lease commitments for 16 helicopters that we have permanently ceased use of in our operations and which do not form part of our prospective fleet strategy, which have been provided for as part of restructuring expense (note 3).

As at October 31, 2015, we have a total commitment of $257.9 million for the purchase of new helicopters. These helicopters are expected to be delivered in fiscal 2016 ($30.0 million), 2017 ($161.6 million) and 2018 ($66.3 million) and will be deployed in our Helicopter Services segment. We intend to enter into leases or other financings for these helicopters or purchase them outright upon delivery from the manufacturer. We also have additional flexible orders of $249.3 million which allow us to monitor the market recovery before confirming dates and the type of aircraft for deliveries. Our additional flexible orders can also be cancelled with no further payment, subject to periodic forfeitures of deposits paid to date, up to a maximum of $29.1 million in forfeitures.
The terms of certain of the helicopter lease agreements impose operating and financial limitations on us. Such agreements limit the extent to which we may, among other things, incur indebtedness and fixed charges relative to our level of consolidated adjusted earnings before interest, taxes, depreciation and amortization.
Generally, in the event of a covenant breach, a lessor has the option to terminate the lease and require the return of the helicopter, with the repayment of any arrears of lease payments plus additional damages which may include the present value of all future lease payments and certain other amounts which could be material to our financial position. The helicopter would then be sold and a percentage of the surplus, if any, returned to us, or leased with future lease payments reducing the aforesaid damages. Alternatively, in many of our leases we have the right to purchase the helicopter and could exercise such right to cure a covenant breach. As at October 31, 2015, we were in compliance with all helicopter lease covenants.

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

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

16.	Contingencies (continued):
The two securities class action lawsuits that were previously filed against the Company were consolidated into a single action, Rudman et al. v. CHC Group et al., which is pending in federal district court for the Southern District of New York.  A consolidated amended complaint was filed on November 6, 2015, and the Company has until December 18, 2015 to respond to the amended complaint. The amended complaint alleges that the Company and others failed to disclose in our IPO materials that one of our major customers, Petrobras, had suspended payments on certain contracts due to the global stand-down of Airbus H225 aircraft.  The amended complaint seeks class treatment and unspecified damages.  The Company maintains adequate insurance to respond to the lawsuit.  Moreover, the Company disputes the allegations in the complaints and will vigorously defend against them.
In addition, from time to time, we are involved in tax and other disputes with various government agencies. The following summarizes certain of these pending disputes:
On May 2, 2008, Brazilian customs authorities seized one of our helicopters (customs value of $10.0 million) as a result of allegations that we violated Brazilian customs law by failing to ensure our customs agent and the customs agent’s third-party shipping company followed approved routing of the helicopter during transport. We secured release of the helicopter and are disputing through court action any claim for penalties associated with the seizure and the alleged violation. We preserved our rights by filing a civil action against our customs agent for any losses that may result. The State Court of São Paulo has ruled that our agent will be responsible for the value of the helicopter if the government’s seizure is upheld. At October 31, 2015, it is not possible to determine the ultimate outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.
Our Brazilian subsidiary is disputing claims from the Brazilian tax authorities that it was not entitled to certain credits in 2004 and 2007. The tax authorities are seeking up to $1.8 million in additional taxes plus interest and penalties. We believe that based on our interpretation of tax legislation and well established aviation industry practice we are in compliance with all applicable tax legislation and plan to defend this claim vigorously. At October 31, 2015, it is not possible to determine the outcome of this matter or the significance, if any, to our business, financial condition and results of operations.
Our Brazilian subsidiary is also disputing assessments from the municipal governments in Macae and Cabo Frio related to cross-border flights and invoicing. The municipalities are seeking up to $3.4 million in taxes and penalties. We do not believe the Company is liable for these amounts and will continue to dispute these assessments at the administrative level before the Municipal Tax Secretary in each jurisdiction. At October 31, 2015, it is not possible to determine the outcome of this matter or the significance, if any, to our business, financial condition and results of operations.
In the United Kingdom, the Ministry for Transport is investigating potential wrongdoing involving two ex-employees in conjunction with the SAR-H bid award processes. This arose from our self-reporting potential improprieties by these individuals upon their discovery in 2010. The SAR-H bid process was subsequently cancelled. We will continue to cooperate in all aspects of the investigation. On July 30, 2014, the UK Treasury Solicitors filed a claim for bid recovery costs of £17.8 million ($27.5 million) against us and other parties involved in our cancelled bid.  We dispute the bases for the claim and intend to vigorously defend against it. At October 31, 2015, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.

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
Heli-One, the maintenance, repair and overhaul segment, includes facilities in Norway, Canada, Poland, and the United States that provide helicopter maintenance, repair and overhaul services for our fleet and for an external customer base primarily in Europe, Asia and North America.
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

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

17.	Segment information (continued):

Three months ended October 31, 2015
	Helicopter Services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$324,879	$35,874	$—	$—	$360,753
Add: Inter-segment revenues	—	16,903	—	(16,903)	—
Total revenue	324,879	52,777	—	(16,903)	360,753
Direct costs (i)	(192,394)	(46,534)	—	14,829	(224,099)
Earnings from equity accounted investees	1,338	—	—	—	1,338
General and administration costs	—	—	(18,097)	—	(18,097)
Adjusted EBITDAR (ii)	133,823	6,243	(18,097)	(2,074)	119,895
Helicopter lease and associated costs	(63,281)	—	—	—	(63,281)
Depreciation					(35,537)
Restructuring expense (note 3)					(16,211)
Asset impairments (note 4)					(10,459)
Loss on disposal of assets					(1,419)
Operating loss					(7,012)
Interest on long-term debt					(27,286)
Foreign exchange loss					(9,551)
Other financing income					5,827
Income tax expense					(3,942)
Net loss					$(41,964)

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statements of operations these costs are combined.

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

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

17.	Segment information (continued):

Six months ended October 31, 2015
	Helicopter Services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$665,379	$71,311	$—	$—	$736,690
Add: Inter-segment revenues	—	44,269	—	(44,269)	—
Total revenue	665,379	115,580	—	(44,269)	736,690
Direct costs (i)	(413,084)	(101,973)	—	41,462	(473,595)
Earnings from equity accounted investees	2,771	—	—	—	2,771
General and administration costs	—	—	(34,453)	—	(34,453)
Adjusted EBITDAR (ii)	255,066	13,607	(34,453)	(2,807)	231,413
Helicopter lease and associated costs	(127,955)	—	—	—	(127,955)
Depreciation					(75,818)
Restructuring expense (note 3)					(35,590)
Asset impairments (note 4)					(10,459)
Loss on disposal of assets					(2,406)
Operating loss					(20,815)
Interest on long-term debt					(54,232)
Foreign exchange loss					(19,630)
Other financing income					15,921
Income tax expense					(9,850)
Net loss					$(88,606)

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statements of operations these costs are combined.

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
The Company and certain of its direct and indirect wholly owned subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guaranteed on a joint and several basis certain outstanding indebtedness of CHC Helicopter S.A. (the "Issuer"), one of our subsidiaries. The following consolidating schedules present financial information as of October 31, 2015 and for the six months ended October 31, 2014 and 2015, based on the guarantor structure that was in place at October 31, 2015.
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

(1) During October 2014, the Sub-Parent entities were liquidated.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Balance Sheets as at October 31, 2015 (Expressed in thousands of United States dollars)	Parent	Sub-Parent (1)	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$14	$—	$215,019	$198,825	$—	$(345,466)	$68,392
Receivables, net of allowance for doubtful accounts	161	—	113	91,475	120,221	(827)	211,143
Current intercompany receivables	2,620	—	335,732	481,181	415,020	(1,234,553)	—
Income taxes receivable	—	—	—	1,443	14,380	—	15,823
Deferred income tax assets	—	—	—	—	48	—	48
Inventories	—	—	—	95,371	5,900	—	101,271
Prepaid expenses	599	—	—	13,788	15,083	—	29,470
Other assets	—	—	118,147	154,588	62,619	(270,222)	65,132
	3,394	—	669,011	1,036,671	633,271	(1,851,068)	491,279
Property and equipment, net	—	—	—	650,817	304,941	—	955,758
Investments	71,534	—	—	415,668	27,489	(479,284)	35,407
Intangible assets	—	—	—	160,808	2,956	—	163,764
Restricted cash	—	—	—	4,842	20,140	—	24,982
Other assets	36	—	19,689	401,794	76,728	(19,689)	478,558
Long-term intercompany receivables	—	—	86,934	68,556	420,088	(575,578)	—
Deferred income tax assets	—	—	—	973	643	—	1,616
Assets held for sale	—	—	—	7,060	—	—	7,060
	$74,964	$—	$775,634	$2,747,189	$1,486,256	$(2,925,619)	$2,158,424
Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Bank indebtedness	$—	$—	$—	$—	$130,447	$(130,447)	$—
Payables and accruals	3,039	—	9,113	163,743	85,518	(9,113)	252,300
Deferred revenue	—	—	—	27,974	11,166	—	39,140
Income taxes payable	—	—	11	36,246	3,791	(11)	40,037
Current intercompany payables	27,594	—	47,512	401,413	469,896	(946,415)	—
Deferred income tax liabilities	—	—	—	83	32	—	115
Current facility secured by accounts receivable	—	—	—	—	48,033	—	48,033
Other liabilities	1,579	—	38,917	120,183	119,890	(190,991)	89,578
Current portion of long-term debt obligations	—	—	—	19,878	—	—	19,878
	32,212	—	95,553	769,520	868,773	(1,276,977)	489,081
Long-term debt obligations	—	—	1,199,682	1,269,670	14,400	(1,199,682)	1,284,070
Long-term intercompany payables	—	—	—	419,368	69,273	(488,641)	—
Deferred revenue	—	—	—	33,958	26,070	—	60,028
Other liabilities	—	—	—	175,184	80,684	—	255,868
Deferred income tax liabilities	—	—	—	498	8,453	—	8,951
Total liabilities	32,212	—	1,295,235	2,668,198	1,067,653	(2,965,300)	2,097,998
Redeemable non-controlling interests	—	—	15,957	15,957	(28,136)	13,896	17,674
Redeemable convertible preferred shares	616,326	—	—	—	—	—	616,326
Shareholders' equity (deficit)	(573,574)	—	(535,558)	63,034	446,739	25,785	(573,574)
	$74,964	$—	$775,634	$2,747,189	$1,486,256	$(2,925,619)	$2,158,424
(1) During October 2014, the Sub-Parent entities were liquidated.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Statements of Operations and Comprehensive Loss for the three months ended October 31, 2014 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$297,722	$304,852	$(144,352)	$458,222
Operating expenses:
Direct costs	—	—	7	(220,301)	(302,768)	144,344	(378,718)
Earnings (loss) from equity accounted investees	(177,711)	(27,842)	(222,225)	(95,176)	798	523,535	1,379
General and administration costs	(6,030)	(25)	(515)	(21,677)	5,043	515	(22,689)
Depreciation	—	—	—	(28,151)	(5,002)	—	(33,153)
Asset impairments	—	—	—	(143,856)	(2,275)	—	(146,131)
Loss on disposal of assets	—	—	—	(2,224)	(395)	—	(2,619)
	(183,741)	(27,867)	(222,733)	(511,385)	(304,599)	668,394	(581,931)
Operating income (loss)	(183,741)	(27,867)	(222,733)	(213,663)	253	524,042	(123,709)
Financing income (charges)	159	46	46,388	41,941	(87,953)	(46,387)	(45,806)
Loss before income tax	(183,582)	(27,821)	(176,345)	(171,722)	(87,700)	477,655	(169,515)
Income tax recovery (expense)	—	20	(670)	(6,031)	(1,214)	670	(7,225)
Net loss	$(183,582)	$(27,801)	$(177,015)	$(177,753)	$(88,914)	$478,325	$(176,740)
Net earnings (loss) attributable to:
Controlling interest	$(183,582)	$(27,801)	$(177,015)	$(177,753)	$(95,756)	$478,325	$(183,582)
Non-controlling interests	—	—	—	—	6,842	—	6,842
Net loss	$(183,582)	$(27,801)	$(177,015)	$(177,753)	$(88,914)	$478,325	$(176,740)
Comprehensive loss	$(234,906)	$(72,989)	$(224,880)	$(229,077)	$(117,313)	$652,983	$(226,182)

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Statements of Operations and Comprehensive Loss for the six months ended October 31, 2014 (Expressed in thousands of United States dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$590,915	$623,246	$(295,291)	$918,870
Operating expenses:
Direct costs	—	—	—	(449,628)	(618,928)	295,291	(773,265)
Earnings (loss) from equity accounted investees	(215,630)	(65,707)	(253,774)	(117,617)	3,042	653,742	4,056
General and administration costs	(10,559)	(105)	(761)	(33,022)	(665)	761	(44,351)
Depreciation	—	—	—	(57,064)	(9,814)	—	(66,878)
Asset impairments	—	—	—	(144,131)	(2,275)	—	(146,406)
Loss on disposal of assets	—	—	—	(7,592)	(286)	—	(7,878)
	(226,189)	(65,812)	(254,535)	(809,054)	(628,926)	949,794	(1,034,722)
Operating loss	(226,189)	(65,812)	(254,535)	(218,139)	(5,680)	654,503	(115,852)
Financing income (charges)	507	72	38,873	15,559	(96,233)	(38,873)	(80,095)
Loss before income tax	(225,682)	(65,740)	(215,662)	(202,580)	(101,913)	615,630	(195,947)
Income tax recovery (expense)	—	20	(1,350)	(13,038)	(2,094)	1,350	(15,112)
Net loss	$(225,682)	$(65,720)	$(217,012)	$(215,618)	$(104,007)	$616,980	$(211,059)
Net earnings (loss) attributable to:
Controlling interest	$(225,682)	$(65,720)	$(217,012)	$(215,618)	$(118,630)	$616,980	$(225,682)
Non-controlling interests	—	—	—	—	14,623	—	14,623
Net loss	$(225,682)	$(65,720)	$(217,012)	$(215,618)	$(104,007)	$616,980	$(211,059)
Comprehensive loss	$(320,220)	$(154,122)	$(308,177)	$(310,156)	$(134,279)	$922,625	$(304,329)

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Cash flows for the six months ended October 31, 2014 (Expressed in thousands of US dollars)	Parent	Sub-Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$4,055	$(88)	$(88,492)	$124,977	$(155,362)	$88,622	$(26,288)
Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	—	(11,826)	—	(11,826)
Net proceeds from issuance of capital stock	—	—	105,700	105,700	160,000	(371,400)	—
Net proceeds from issuance of redeemable convertible preference shares	110,194	—	—	—	—	—	110,194
Long-term debt proceeds	—	—	325,000	325,000	—	(325,000)	325,000
Long-term debt repayments	—	—	(325,000)	(327,228)	—	325,000	(327,228)
Redemption of senior secured notes	—	—	(70,620)	(70,620)	—	70,620	(70,620)
Distribution paid to non-controlling interest	(8,500)	—	—	—	—	—	(8,500)
Long-term intercompany flow-issuance of debt	—	—	84,900	—	—	(84,900)	—
Dividends paid	—	—	—	—	(7,697)	7,697	—
Cash provided by financing activities	101,694	—	119,980	32,852	140,477	(377,983)	17,020
Investing activities:
Property and equipment additions	—	—	—	(209,572)	(38,040)	(130)	(247,742)
Proceeds from disposal of property and equipment	—	—	—	102,287	267	—	102,554
Helicopter deposits net of lease inception refunds	—	—	—	(25,610)	—	—	(25,610)
Investment in subsidiaries	(105,700)	—	(160,000)	(160,000)	—	425,700	—
Restricted cash	—	—	—	1,879	(13,614)	—	(11,735)
Dividends received	—	—	102,595	7,697	—	(110,292)	—
Cash used in investing activities	(105,700)	—	(57,405)	(283,319)	(51,387)	315,278	(182,533)
Cash provided by (used in) operations	49	(88)	(25,917)	(125,490)	(66,272)	25,917	(191,801)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8,845)	6,036	—	(2,809)
Change in cash and cash equivalents during the period	49	(88)	(25,917)	(134,335)	(60,236)	25,917	(194,610)
Cash and cash equivalents, beginning of the period	90	88	98,067	315,602	(13,258)	(98,067)	302,522
Cash and cash equivalents, end of the period	$139	$—	$72,150	$181,267	$(73,494)	$(72,150)	$107,912

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Statements of Operations and Comprehensive Loss for the three months ended October 31, 2015 (Expressed in thousands of United States dollars)	Parent	Sub-Parent (1)	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$235,953	$247,866	$(123,066)	$360,753
Operating expenses:
Direct costs	—	—	—	(179,546)	(230,900)	123,066	(287,380)
Earnings (loss) from equity accounted investees	(39,466)	—	(27,420)	6,717	1,256	60,251	1,338
General and administration costs	(3,949)	—	(320)	(12,618)	(1,530)	320	(18,097)
Depreciation	—	—	—	(27,241)	(8,296)	—	(35,537)
Restructuring expense	(707)	—	—	(13,178)	(2,326)	—	(16,211)
Asset impairments	—	—	—	(10,185)	(274)	—	(10,459)
Loss on disposal of assets	—	—	—	(1,223)	(196)	—	(1,419)
	(44,122)	—	(27,740)	(237,274)	(242,266)	183,637	(367,765)
Operating income (loss)	(44,122)	—	(27,740)	(1,321)	5,600	60,571	(7,012)
Financing income (charges)	3	—	(10,896)	(33,222)	2,209	10,896	(31,010)
Earnings (loss) before income tax	(44,119)	—	(38,636)	(34,543)	7,809	71,467	(38,022)
Income tax recovery (expense)	3	—	(566)	(4,923)	978	566	(3,942)
Net earnings (loss)	$(44,116)	$—	$(39,202)	$(39,466)	$8,787	$72,033	$(41,964)
Net earnings (loss) attributable to:
Controlling interest	$(44,116)	$—	$(39,202)	$(39,466)	$6,635	$72,033	$(44,116)
Non-controlling interests	—	—	—	—	2,152	—	2,152
Net earnings (loss)	$(44,116)	$—	$(39,202)	$(39,466)	$8,787	$72,033	$(41,964)
Comprehensive income (loss)	$(55,546)	$—	$(49,946)	$(50,896)	$2,524	$100,840	$(53,024)

(1) During October 2014, the Sub-Parent entities were liquidated.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Statements of Operations and Comprehensive Loss for the six months ended October 31, 2015 (Expressed in thousands of United States dollars)	Parent	Sub-Parent (1)	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$477,578	$500,040	$(240,928)	$736,690
Operating expenses:
Direct costs	—	—	—	(369,806)	(472,672)	240,928	(601,550)
Earnings (loss) from equity accounted investees	(87,119)	—	(71,627)	(32,685)	2,472	191,730	2,771
General and administration costs	(8,021)	—	(800)	(27,876)	1,444	800	(34,453)
Depreciation	—	—	—	(60,753)	(15,065)	—	(75,818)
Restructuring expense	(2,428)	—	—	(28,099)	(5,063)	—	(35,590)
Asset impairments	—	—	—	(10,185)	(274)	—	(10,459)
Loss on disposal of assets	—	—	—	(1,805)	(601)	—	(2,406)
	(97,568)	—	(72,427)	(531,209)	(489,759)	433,458	(757,505)
Operating income (loss)	(97,568)	—	(72,427)	(53,631)	10,281	192,530	(20,815)
Financing income (charges)	87	—	(12,422)	(23,802)	(34,226)	12,422	(57,941)
Loss before income tax	(97,481)	—	(84,849)	(77,433)	(23,945)	204,952	(78,756)
Income tax recovery (expense)	3	—	(1,162)	(9,686)	(167)	1,162	(9,850)
Net loss	$(97,478)	$—	$(86,011)	$(87,119)	$(24,112)	$206,114	$(88,606)
Net earnings (loss) attributable to:
Controlling interest	$(97,478)	$—	$(86,011)	$(87,119)	$(32,984)	$206,114	$(97,478)
Non-controlling interests	—	—	—	—	8,872	—	8,872
Net loss	$(97,478)	$—	$(86,011)	$(87,119)	$(24,112)	$206,114	$(88,606)
Comprehensive loss	$(141,985)	$—	$(130,195)	$(131,626)	$(17,908)	$298,993	$(122,721)

(1) During October 2014, the Sub-Parent entities were liquidated.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Cash flows for the six months ended October 31, 2015 (Expressed in thousands of US dollars)	Parent	Sub-Parent (1)	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(98)	$—	$56,662	$95,443	$(122,241)	$(56,662)	$(26,896)
Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	—	8,305	—	8,305
Net proceeds from issuance of capital stock	—	—	—	—	200	(200)	—
Long-term debt proceeds	—	—	312,000	312,000	14,400	(312,000)	326,400
Long-term debt repayments	—	—	(214,000)	(215,748)	—	214,000	(215,748)
Proceeds from bank indebtedness	—	—	—	—	130,447	(130,447)	—
Redemption and repurchases of senior unsecured notes	—	—	(22,101)	(22,101)	—	22,101	(22,101)
Increase in deferred financing costs	—	—	—	—	(4,868)	—	(4,868)
Cash provided by financing activities	—	—	75,899	74,151	148,484	(206,546)	91,988
Investing activities:
Property and equipment additions	—	—	—	(53,407)	(53,545)	—	(106,952)
Proceeds from disposal of property and equipment	—	—	—	28,470	—	—	28,470
Helicopter deposits net of lease inception refunds	—	—	—	(32,050)	(557)	—	(32,607)
Investment in subsidiaries	—	—	—	(200)	—	200	—
Restricted cash	—	—	—	1,337	(10,073)	—	(8,736)
Cash used in investing activities	—	—	—	(55,850)	(64,175)	200	(119,825)
Cash provided by (used in) operations	(98)	—	132,561	113,744	(37,932)	(263,008)	(54,733)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(11,347)	175	—	(11,172)
Change in cash and cash equivalents during the period	(98)	—	132,561	102,397	(37,757)	(263,008)	(65,905)
Cash and cash equivalents, beginning of the period	112	—	82,458	96,428	37,757	(82,458)	134,297
Cash and cash equivalents, end of the period	$14	$—	$215,019	$198,825	$—	$(345,466)	$68,392

(1) During October 2014, the Sub-Parent entities were liquidated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance. The following discussion of our results of operations and financial condition should be read in conjunction with the unaudited interim consolidated financial statements and related notes thereto included elsewhere in this report and our audited annual consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015, filed with the Securities and Exchange Commission, or SEC, on July 1, 2015, and the MD&A contained therein. In the discussion that follows, the terms “prior year quarter" and "current year quarter” and "prior year period" and "current year period" refers to the three and six months ended October 31, 2014 and 2015, respectively. The following discussions include forward-looking statements that involve certain risks and uncertainties, including those identified in the “Risk Factors” section elsewhere in this Quarterly Report on Form 10-Q and incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended April 30, 2015.
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

•
failure to regain compliance with all applicable New York Stock Exchange (“NYSE”) listing requirements could cause the NYSE to delist our ordinary shares, which is likely to have an adverse impact on the trading volume, liquidity and the market price of our ordinary shares. See "Risk Factors" for further information;

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

•
our Major Investors, Clayton, Dubilier & Rice ("CD&R") and First Reserve Management, L.P., may compete with us, and our articles of association contain a provision that expressly permits our non-employee directors to compete with us.

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
Overview of Business
We are one of the world’s largest commercial operators of helicopters based on revenue of $1.7 billion in fiscal 2015 and based on our fleet of 230 heavy and medium helicopters as of October 31, 2015. With bases on six continents, we are one of only two global commercial helicopter service providers to the offshore oil and gas industry. Our mission is to provide the highest level of service in the industry, which we believe will enable our customers to go further, do more and come home safely. With nearly 70 years of experience providing helicopter services, we believe our brand and reputation have become associated with safe and reliable transportation and mission-critical logistics solutions.
Our helicopters are primarily used to facilitate large, long-distance crew changes on offshore production facilities and drilling rigs. We also provide search and rescue services, or SAR, and emergency medical services, or EMS, to government agencies. We maintain a presence in most major offshore oil and gas markets through a network of approximately 60 bases with operations on six continents. We cover this expansive and diverse geography with a technologically advanced fleet of 230 helicopters and the expertise to serve customers in ultra-deepwater and deepwater locations. To secure and maintain operating certificates in the many jurisdictions in which we provide helicopter services, we must meet stringent and diverse regulatory standards across multiple jurisdictions, and have an established track record in obtaining and maintaining operating certificates as well as working with regulators and local partners.
For the fiscal year ended April 30, 2015, revenue generated by helicopter transportation services for the oil and gas industry was approximately 81% of our total revenues (approximately 80% of our total revenues for the current year period), with 9% of our total revenues related to EMS/SAR services and the balance related to MRO services provided through our Heli-One segment. We generate the majority of our oil and gas customer Helicopter Services revenue from contracts tied to our customers’ offshore production operations, which have long-term transportation requirements. Approximately 75% to 78% of the flying revenue in our Helicopter Services segment was attributable to fixed monthly charges for the fiscal years ended April 30, 2013, 2014 and 2015.
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

Heli-One:

•
Our Heli-One segment includes helicopter maintenance, repair and overhaul facilities in Norway, Poland, Canada and the United States, providing services for our fleet and for our external customer base primarily in Europe, Asia and North America. Although intersegment revenues are eliminated from the presentation of our consolidated financial information, operationally, Heli-One’s largest customer is our Helicopter Services segment.

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
The following table shows our external revenue generated by segment, our Adjusted net loss, our Adjusted EBITDAR excluding special items, our Adjusted EBITDAR margin excluding special items, operating loss, operating margin and our HE Rate, for the six month periods ended October 31, 2014 and 2015:

	Six months ended October 31,		Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Helicopter Services operating revenue	$757,506	$608,512	$(148,994)	(19.7)%
Reimbursable revenue	83,396	56,867	(26,529)	(31.8)%
Helicopter Services total revenue	840,902	665,379	(175,523)	(20.9)%
Heli-One external revenue	77,968	71,311	(6,657)	(8.5)%
Total revenue	$918,870	$736,690	$(182,180)	(19.8)%

Adjusted net loss	$(61,740)	$(53,904)	$7,836	12.7%
Adjusted EBITDAR excluding special items	236,652	237,989	1,337	0.6%
Adjusted EBITDAR margin excluding special items (i)	28.3%	35.0%	6.7%	23.7%
Operating loss	$(115,852)	$(20,815)	$95,037	82.0%
Operating margin (ii)	(12.6)%	(2.8)%	9.8%	77.8%
HE Rate (iii)	$4,685	$4,103	$(582)	(12.4)%

(i)
Adjusted EBITDAR margin excluding special items is calculated as Adjusted EBITDAR excluding special items divided by total revenue less reimbursable revenue. Cost reimbursements from customers are recorded as reimbursable revenue with the related reimbursement expense in direct costs.

(ii)	Operating margin is calculated as operating loss divided by total revenue.

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

Adjusted EBITDAR, Adjusted EBITDAR excluding special items, Adjusted EBITDAR margin, Adjusted EBITDAR margin excluding special items, Adjusted net loss and HE Rate are non-GAAP financial measures. We have chosen to include Adjusted EBITDAR and Adjusted EBITDAR excluding special items, as we consider these measures to be significant indicators of our financial performance and we use these measures to assist us in allocating available capital resources. Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization, helicopter lease and associated costs, restructuring expense, asset impairments, gain (loss) on disposal of assets, foreign exchange gain (loss) and other financing income (charges) or total revenue plus earnings from equity accounted investees, less direct costs, excluding helicopter lease and associated costs, and general and administration costs. Adjusted EBITDAR excluding special items excludes corporate transaction and other costs. Adjusted EBITDAR margin is calculated as Adjusted EBITDAR divided by total revenue less reimbursable revenue. Adjusted EBITDAR margin excluding special items is calculated as Adjusted EBITDAR margin excluding special items divided by total revenue less reimbursable revenue. For additional information about our segment revenue and Adjusted EBITDAR, including a reconciliation of these measures to our consolidated financial statements, see Note 17 of our unaudited interim consolidated financial statements for the three and six months ended October 31, 2014 and 2015 included elsewhere in this Quarterly Report on Form 10-Q.
We have chosen to include Adjusted net loss as it provides us with an understanding of the results from the primary activities of our business by excluding corporate transaction and other costs, restructuring expense, gain (loss) on disposal of assets, asset impairments, net gain (loss) on debt extinguishment, the unrealized gain (loss) on the revaluation of our derivatives and foreign exchange gain (loss), which is primarily driven by the translation of U.S. dollar balances in entities with a non-U.S. dollar functional currency. This measure excludes the net earnings or loss attributable to non-controlling interests. We believe that this measure is a useful supplemental measure as net loss includes these items, and the inclusion of these items are not meaningful indicators of our ongoing performance. For additional information about our Adjusted net loss, including reconciliation to our consolidated financial statements, see “Summary Results of Operations.”
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

Outlook
We generate the majority of our total revenue from contracts tied to our oil and gas customers’ offshore production operations, which have long-term transportation requirements. For the fiscal year ended April 30, 2015, revenue generated by helicopter transportation services for the oil and gas industry was approximately 81% of our total revenues (approximately 80% of our total revenues for the current year period), with 9% of our total revenues related to EMS/SAR services and the balance related to MRO services provided through our Heli-One segment.
Since mid-2014, there has been a significant and rapid decline in Brent crude oil prices due to a combination of sustained high supply from the Organization of the Petroleum Exporting Countries and from North America, coupled with weaker demand, due to continued economic uncertainty in Europe and in China, and the prospect of additional supply from Iran due to the potential lifting of sanctions. Despite some improvement in Brent crude prices during the earlier part of calendar 2015, the weakness in the price of oil has continued. The rapid downturn in market conditions experienced since mid-2014 now appears more prolonged than initially expected. Our oil and gas customers continue to implement substantial reductions in their exploration projects and are actively reducing their capital and operating expenditure plans. As our customers are actively managing their costs, we have seen increased pricing pressure on us and the impact of changes in activity levels.
This continued downward pressure to reduce prices and the volatility in the oil and gas sector generally, and the potential impact of such volatility on offshore exploration and production, could negatively impact the future demand for offshore helicopter transportation services. Though the majority of our revenue is derived from contracts tied to our oil and gas customers’ offshore production operations, which provides the Company with a relatively stable revenue stream since the production business is typically less cyclical in nature than the exploration and development business, this trend, if sustained, could have a significant adverse effect on our business and financial conditions that we may not be able to fully recover from. See “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015.
Since the reduction in Brent crude oil prices in mid-2014, we have seen a reduction in oil and gas exploration activity by our customers, primarily in our Africa-Euro Asia region, as our customers have implemented wide-ranging capital expenditure reduction programs. Customers are also deferring exploration activities to the future, focusing on shorter life-cycle projects, exiting certain geographies or divesting of certain areas of business and in some cases canceling final investment decisions. Revenue in our Africa-Euro Asia region has declined 42% in the current year period compared to the prior year period, primarily as a result of reduced exploration activity. The North Sea continues to be our core operating area, with approximately half of Helicopter Services' revenue being derived from this region which primarily serves oil and gas production customers. We have benefited from multi-year multi-helicopter contract wins in the North Sea region in the prior fiscal year and in fiscal 2016, however, overall revenue in this region has declined by 21% in the current year period compared to the prior year period. Though there have been new discoveries in the Norwegian and U.K. continental shelf in recent years, the development of these discoveries are increasingly being deferred by our oil and gas customers in the current environment and the continued price pressure may impact existing offshore production activity. Brazil continues to face internal and macroeconomic headwinds, where locally Petrobras has announced a significant reduction in spending. We have experienced similar revenue reductions and price pressures across our other regions, though we have been able to secure several new wins and contract extensions in other regions, including those related to EMS and SAR work in our Asia Pacific region.
Despite the significant decline in the price of oil and gas, which is negatively impacting demand from customers, we remain cautiously optimistic that growth will continue over the long-term. New technology has allowed oil and gas companies to continue exploration and drilling farther offshore, and we have seen an increase in ultra-deepwater and deepwater spending by our customers over the past few years. We believe that helicopter service is the most efficient and often the only viable or permitted form of transportation in many jurisdictions. In the longer term, oil platforms are increasingly moving further offshore, and new, larger and more complex platform designs mean that long-term demand for new technology medium and heavy helicopters is expected to increase.
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
We conduct our business in various foreign jurisdictions, and as such, our cash flows, revenues and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. Our reported results have been negatively impacted as a result of the strengthening of the U.S. dollar against most major currencies compared to the prior year period, primarily because approximately half of our Helicopter Services’ revenue is derived from the North Sea region and is transacted primarily in the local currencies of that region. Throughout the six month period ended October 31, 2015, our primary foreign currency exposures were related to the Norwegian Kroner, the Euro, the British Pound Sterling, the Canadian dollar and the Australian dollar.
Recent Events
Aviation safety and regulatory developments
On August 23, 2013, one of our Airbus Helicopters AS332L2 helicopters was involved in an accident near Sumburgh in the Shetland Isles, United Kingdom. Authorities subsequently confirmed four fatalities and multiple injuries among the 16 passengers and two crew members on board. The cause of the accident is not yet known and full investigations are being carried out in conjunction with the UK Air Accident Investigation Branch ("AAIB") and Police Scotland. As with any helicopter crash, this incident could result in legal and regulatory proceedings, liability and/or additional litigation and/or sanctions, which could materially adversely impact our revenue, profitability and/or operations. See “Risk Factors” in our Annual Report on Form 10-K, including “Operating helicopters involves a degree of inherent risk and we are exposed to the risk of losses from safety incidents” for further information.
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
Restructuring
There has been a significant and rapid downturn in market conditions in the oil and gas sector since mid-2014. This downturn now appears more prolonged than initially expected. As we generate approximately 80% of our consolidated revenues from oil and gas customers, we are actively managing our costs to respond to changes in customer demand and changing conditions in the industry. Accordingly, we are undergoing a comprehensive review of our operations and organizational structure, with the view of reducing costs. In connection with this, we incurred restructuring costs of $80.3 million in fiscal 2015, of which $35.9 million was related to employee severance costs and other associated costs and $44.4 million was related to lease and other contractual costs on leased helicopters which do not form part of our prospective fleet strategy. During the current year period, we incurred additional restructuring costs of $35.6 million, of which $10.3 million was related to employee severance costs and other associated costs and $25.3 million was related to lease and other contractual costs on leased helicopters which do not form part of our prospective fleet strategy. We also recorded additional depreciation expense of $10.6 million in the current year period related to the acceleration of depreciation on certain aircraft in connection with our restructuring program. We incurred cash costs of $37.1 million during the current year period in connection with this program.
We will realize the benefits of the reduction in helicopter leases upon the expiry of the contractual lease obligations, however the provision for the contractual lease costs of these helicopters will reduce our helicopter lease and associated costs for the remaining term of these leases. We will incur cash payments on these helicopters for the remaining term of the contractual lease period, the majority of which expire by fiscal 2018. The majority of employee related payments will be made in fiscal 2016 and the reduction of such costs will be reflected in direct costs and general and administrative costs in future periods, with part of this benefit realized in the current year period.
As at October 31, 2015, we have an accrual of $68.3 million related to these restructuring activities. This includes $55.7 million related to lease and other contractual costs for 16 leased helicopters. We are continuing to monitor our environment and where necessary, may incur additional restructuring charges.
Capital structure optimization
We have in recent periods undertaken several transactions to reduce our total outstanding long-term debt obligations and enhance our capital structure. During the current year period, we completed two debt repurchase transactions of our senior unsecured notes. These will reduce our annual cash requirements by approximately $3.8 million. This complements the debt redemption and repurchase transactions we undertook in fiscal 2014 and 2015 to reduce our total outstanding long-term debt obligations, which reduced our cash requirements on an annualized basis by approximately $41.9 million.
During the current year period, we entered into a new arrangement for a $145.0 million asset-based revolving credit facility (the "ABL Facility") which diversifies our capital structure and provides an alternative financing vehicle to leasing. The outstanding borrowings under the ABL Facility were $14.4 million as of October 31, 2015.
Our total liquidity was $472.8 million at October 31, 2015, which included $130.6 million in undrawn capacity under our asset-based revolving credit facility. Our liquidity at April 30, 2015 was $500.1 million. See "Liquidity and Sources of Liquidity" included elsewhere in this Quarterly Report on Form 10-Q for further information.
Compliance with New York Stock Exchange (“NYSE”) continued listing requirements
On July 23, 2015, we received a written notice from the NYSE Regulation, Inc. stating that we were not in compliance with one of the continued listing standards because the average closing price of our ordinary shares was less than $1.00 per share over a period of 30 consecutive trading days. In accordance with NYSE rules, we have until January 23, 2016 to achieve compliance with this continued listing standard. On December 1, 2015, we announced that we anticipate implementing a reverse share split, by way of consolidation, whereby all of our ordinary shares of capital stock (issued and unissued), of a nominal or par value of $0.0001, will be proportionally adjusted to reflect the reverse share split ratio of 30:1 (that is, each 30 shares of stock will be consolidated into one share).
On December 7, 2015, at an extraordinary general meeting of our shareholders, our shareholders approved the proposal to authorize our Board to effect the reverse share split, at a ratio of 30:1, as further described in our definitive proxy statement filed with the SEC on October 26, 2015 (the “Proxy Statement”). The reverse share split is scheduled to be effective as of the open of trading on the NYSE on December 11, 2015 (the “Effective Date”). The implementation of the reverse share split is still subject to final approval by our Board on December 10, 2015. The primary purpose of the reverse share split is to increase the trading price of our ordinary shares in order to regain compliance with the $1.00 minimum trading price requirement for continued listing on the NYSE.
    In addition, on August 28, 2015, we received another notice from the NYSE Regulation, Inc. stating that we were also not in compliance with a different NYSE continued listing standard because our average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, our total shareholders’ equity was less than $50 million. On October 12, 2015, we submitted a plan to the NYSE that articulates steps we plan to take to regain compliance with this listing standard within 18 months. On November 25, 2015, we received notice from the NYSE Regulation, Inc. that our plan has been accepted. As a result, we will be subject to ongoing, quarterly monitoring for compliance with this plan during the 18 month period or less, if we are able to demonstrate that we have returned to compliance with the listing standard, or if we achieve the ability to qualify under an original listing standard, for a period of two consecutive quarters. See “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q for more information regarding out compliance with the NYSE continued listing requirements.
For additional information regarding the reverse share split, please refer to the Proxy Statement, which is incorporated by reference herein, or our Current Reports on Form 8-K filed with the SEC on December 1, 2015 and December 8, 2015 and Note 10 to the unaudited interim consolidated financial statements for the three and six months ended October 31, 2014 and 2015 included elsewhere in this Quarterly Report on Form 10-Q.
Fleet
During fiscal 2015, we decided to accelerate our exit from five older technology helicopter types. This is part of our continued fleet replacement strategy to better meet our customers’ demands for newer technology helicopters and to reduce the number of different helicopter types in our fleet. The exit will take place over multiple years as helicopters complete their current flying obligations. In addition, we have incurred in fiscal 2015 and 2016 restructuring costs related to certain leased helicopters which we have permanently ceased use of in operations and which no longer form part of our prospective fleet strategy.
As of October 31, 2015, our fleet was comprised of the following helicopters, inclusive of those helicopters which we have permanently ceased use of in our operations:

Helicopter Type	Total	Cruise Speed (kts)	Approximate Range (nmi)	Passenger Capacity	Maximum Weight (lbs)
Helicopter Type
Heavy:
Sikorsky S92A	46	145	400	19	26,500
Airbus Helicopters H225	40	145	400	19	24,250
Airbus Helicopters (AS332 L, L1, and L2)	34	130-140	250-350	17-19	18,000-20,500
Total Heavy	120
Medium:
AgustaWestland AW139	43	145	280	12-15	15,000
Sikorsky S76C++	23	145	220	12	11,700
Sikorsky S76C+	20	145	175	12	11,700
Sikorsky S76A++	7	135	130	12	10,800
Bell 412	7	125	135	13	11,900
Airbus Helicopters AS365 Series/H155	7	120-145	80-120	11-13	9,500-10,800
Airbus Helicopters H135/H145	3	N/A(i)	N/A(i)	N/A(i)	N/A(i)
Total Medium	110
Total Helicopters	230

(i)	EMS only.
As at October 31, 2015, we have a total commitment of $257.9 million for the purchase of new helicopters. These helicopters are expected to be delivered in fiscal 2016 ($30.0 million), 2017 ($161.6 million) and 2018 ($66.3 million) and will be deployed in our Helicopter Services segment. We intend to enter into leases or other financings for these helicopters or purchase them outright upon delivery from the manufacturer. We also have additional flexible orders of $249.3 million which allow us to monitor the market recovery before confirming dates and the type of aircraft for deliveries. Our additional flexible orders can also be cancelled with no further payment, subject to periodic forfeitures of deposits paid to date, up to a maximum of $29.1 million in forfeitures.

Summary Results of Operations

For the three months ended October 31,
(In thousands of U.S. dollars)

	Three months ended October 31,
	2014	2015
Operating revenue	$414,400	$332,795
Reimbursable revenue	43,822	27,958
Total revenue	458,222	360,753
Operating expenses
Direct costs (i)	(314,180)	(224,099)
Earnings from equity accounted investees	1,379	1,338
General and administration costs	(22,689)	(18,097)
Adjusted EBITDAR (ii)	122,732	119,895
Helicopter lease and associated costs (i)	(64,538)	(63,281)
Depreciation	(33,153)	(35,537)
Restructuring expense	—	(16,211)
Asset impairments	(146,131)	(10,459)
Loss on disposal of assets	(2,619)	(1,419)
Operating loss	(123,709)	(7,012)
Interest on long-term debt	(34,715)	(27,286)
Foreign exchange loss	(13,279)	(9,551)
Other financing income	2,188	5,827
Loss before income tax	(169,515)	(38,022)
Income tax expense	(7,225)	(3,942)
Net loss	$(176,740)	$(41,964)
Net earnings (loss) attributable to:
Controlling interest	$(183,582)	$(44,116)
Non-controlling interests	6,842	2,152
Net loss	$(176,740)	$(41,964)
Non-GAAP Financial Measures:
Adjusted net loss (v)	$(25,068)	$(20,217)
Adjusted EBITDAR excluding special items (iii)	124,555	124,162
Adjusted EBITDAR margin (iv)	29.6%	36.0%
Adjusted EBITDAR margin, excluding special items (iv)	30.1%	37.3%
HE Rate (vi)	$2,312	$2,051

(i)
Direct costs in the information above excludes helicopter lease and associated costs. These costs are combined in the consolidated statements of operations, which are included in the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(ii)
Adjusted EBITDAR is a non-GAAP measure. See “Key Financial and Operating Metrics” for the definition and discussion of this non-GAAP measure. Additional information about our Adjusted EBITDAR, including a reconciliation of this measure to our consolidated financial statements is also provided in Note 17 of our unaudited interim consolidated financial statements for the three and six months ended October 31, 2014 and 2015, included elsewhere in this Quarterly Report on Form 10-Q.

(iii)
Adjusted EBITDAR excluding special items is a non-GAAP measure. See “Key Financial and Operating Metrics” for the definition and discussion of this non-GAAP measure. A description of the adjustments to and reconciliations of this non-GAAP financial measure to Adjusted EBITDAR is as follows:

	Three months ended October 31,
	2014	2015
Adjusted EBITDAR excluding special items	$124,555	$124,162
Corporate transaction and other costs	(1,823)	(4,267)
Adjusted EBITDAR	$122,732	$119,895

(iv)
Adjusted EBITDAR margin and Adjusted EBITDAR margin excluding special items are non-GAAP measures. See “Key Financial and Operating Metrics” for the definition and discussion of these non-GAAP measures. These measures are calculated by dividing the respective numerator by total revenues less reimbursable revenue.

	Three months ended October 31,
	2014	2015
Adjusted EBITDAR	$122,732	$119,895
Adjusted EBITDAR excluding special items	124,555	124,162
Total revenues less reimbursable revenue	414,400	332,795
Adjusted EBITDAR margin	29.6%	36.0%
Adjusted EBITDAR margin, excluding special items	30.1%	37.3%

(v)
Adjusted net loss is a non-GAAP measure. See “Key Financial and Operating Metrics” for the definition and discussion of this non-GAAP measure. A description of the adjustments to and reconciliations of this non-GAAP financial measure to the most comparable GAAP financial measure is as follows:

	Three months ended October 31,
	2014	2015
Adjusted net loss	$(25,068)	$(20,217)
Corporate transaction and other costs	(1,823)	(4,267)
Restructuring expense	—	(16,211)
Asset impairments	(146,131)	(10,459)
Loss on disposal of assets	(2,619)	(1,419)
Foreign exchange loss	(13,279)	(9,551)
Net gain on debt extinguishment	—	3,112
Unrealized gain on derivatives	5,338	14,896
Net loss attributable to controlling interest	$(183,582)	$(44,116)

(vi)	HE Rate is a non-GAAP measure. See “Key Financial and Operating Metrics” for the definition and discussion of this non-GAAP financial measure. See below for the reconciliation of HE Rate.

	Three months ended October 31,
	2014	2015
Helicopter Services total external revenue	$417,191	$324,879
Less: Reimbursable revenue	(43,822)	(27,958)
Helicopter Services operating revenue	$373,369	$296,921
Average HE count	161.5	144.8
HE Rate	$2,312	$2,051

Consolidated Results Summary
For the three months ended October 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Helicopter Services (i)	$417,191	$324,879	$(92,312)	(22.1)%
Heli-One	41,031	35,874	(5,157)	(12.6)%
Total revenue	458,222	360,753	(97,469)	(21.3)%
Direct costs (ii)	(314,180)	(224,099)	90,081	28.7%
Helicopter lease and associated costs	(64,538)	(63,281)	1,257	1.9%
Total direct costs	$(378,718)	$(287,380)	$91,338	24.1%
Flying hours	36,464	30,049	(6,415)	(17.6)%
# of helicopters	234	230	(4)	(1.7)%
Average HE count (iii)	161.5	144.8	(16.7)	(10.3)%
HE Rate (iii)	$2,312	$2,051	$(261)	(11.3)%

(i)	Includes revenue from the customer reimbursement of fuel costs of $20.8 million for the three months ended October 31, 2014 and $13.5 million for the three months ended October 31, 2015.

(ii)	Includes $20.5 million in fuel costs for the three months ended October 31, 2014 and $13.3 million for the three months ended October 31, 2015.
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

Consolidated Results of Operations
Revenue
Consolidated revenue decreased by $97.5 million to $360.8 million compared to the prior year quarter, a decrease of 21.3%. Revenue decreased in both our Helicopter Services and Heli-One segments. The changes in external revenue in our two segments are explained below.

Helicopter Services

For the three months ended October 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Eastern North Sea	$91,675	$77,432	$(14,243)	(15.5)%
Western North Sea	111,307	90,880	(20,427)	(18.4)%
Americas	75,649	62,302	(13,347)	(17.6)%
Asia Pacific	83,302	64,684	(18,618)	(22.4)%
Africa-Euro Asia	53,998	28,944	(25,054)	(46.4)%
Other	1,260	637	(623)	(49.4)%
Total Helicopter Services revenue	$417,191	$324,879	$(92,312)	(22.1)%

The total external revenue for Helicopter Services decreased by $92.3 million, or 22.1%, compared to the prior year quarter, which included a $32.0 million decrease related to the impact of foreign exchange translation in our North Sea and Asia Pacific regions. The U.S. dollar strengthened against most currency groups in the current year quarter compared to the prior year quarter, which resulted in a decrease in reported U.S. dollar revenue amounts in these regions, where revenue was transacted primarily in the local currencies of our operations. The significant reduction in global oil prices since mid-2014 has had a negative impact on our results in the current year quarter as our customers reduced activity and capital spending, and in particular, reduced exploration related activity. This primarily impacted revenues in our Africa-Euro Asia region, which decreased by $25.1 million compared to the prior year quarter. The key variances by region were as follows:

•
Eastern North Sea. Revenues in the Eastern North Sea decreased by $14.2 million, or 15.5%, compared to the prior year quarter. This was primarily due to the impact of the strengthening U.S. dollar on reported results in this region, which decreased revenue by $15.9 million compared to the prior year quarter. This was partially offset by a net increase of $1.7 million in revenue as a result of a higher activity level with customers compared to the prior year quarter, including the provision of SAR helicopter flying services to oil and gas customers.

•
Western North Sea. Revenues in the Western North Sea decreased by $20.4 million, or 18.4%, compared to the prior year quarter, which included a $7.9 million decrease related to the impact of the strengthening U.S. dollar on reported results in this region. There was an $8.2 million decrease as a result of reduced activity levels due to oil and gas exploration and production contract completions, contract modifications with continuing customers due to changes in customers' helicopter requirements, and a $4.3 million decrease due to lower levels of reimbursable revenue, partly driven by the decline in fuel prices.

•
Americas. Revenues in the Americas decreased by $13.3 million, or 17.6%, compared to the prior year quarter, primarily due to contract completions and reduced activity in Brazil, partially offset by new oil and gas contract wins, both in Brazil and in Canada.

•
Asia Pacific. Revenues in Asia Pacific decreased by $18.6 million, or 22.4%, compared to the prior year quarter, which included an $8.2 million decrease related to the impact of the strengthening U.S. dollar on reported results in this region. Revenue also decreased by $14.1 million due to contract completions, contract modifications with continuing customers due to changes in customers' helicopter requirements and reductions in customer activity, primarily in Malaysia, East Timor and Australia. These decreases were partially offset by new contract wins and modifications for oil and gas customers, which generated additional revenue of $3.7 million compared to the prior year quarter.

•
Africa-Euro Asia. Revenues in Africa-Euro Asia decreased by $25.1 million, or 46.4%, compared to the prior year quarter due primarily to contract completions and a reduction in ad-hoc work in Tanzania, Nigeria, Equatorial Guinea and Mozambique. The majority of the reduction in revenue was due to helicopter services provided to customers for exploration related activity.

Heli-One
Heli-One’s external revenue decreased by $5.2 million compared to the prior year quarter. This was primarily due to the negative impact of foreign currency translation on our reported results, primarily as a consequence of the strengthening U.S. dollar, of approximately $3.7 million. In addition, PBH revenue decreased by $1.9 million primarily due to lower levels of third-party customer flight hours compared to the prior year quarter. These decreases were partially offset by a $0.4 million increase in MRO revenue compared to the prior year quarter, partly due to timing of the completion of airframe and engine work.

Direct Costs
For the three months ended October 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Crew costs	$(113,238)	$(76,855)	$36,383	32.1%
Base operations and other costs	(83,805)	(56,058)	27,747	33.1%
Maintenance costs	(74,503)	(59,855)	14,648	19.7%
Support costs	(42,634)	(31,331)	11,303	26.5%
Total direct costs	$(314,180)	$(224,099)	$90,081	28.7%

Direct costs, which exclude helicopter lease and associated costs, decreased by $90.1 million to $224.1 million compared to the prior year quarter. The decrease in direct costs was a result of both foreign exchange translation, due to the appreciation of the U.S. dollar, and our active management of costs due to changes in customer activity. The primary factors which impacted direct costs were as follows:

•
Crew costs, which include salaries, benefits, training and recruitment costs, decreased by $36.4 million to $76.9 million compared to the prior year quarter. The decrease in crew costs was partially due to the impact of the strengthening U.S. dollar, which decreased crew costs by $13.4 million compared to the prior year quarter. The remaining $23.0 million decrease was as a result of lower crew requirements due to reduced activity, contract completions and cost saving initiatives, primarily in Brazil, and in our Africa-Euro Asia and North Sea regions. Crew costs were incurred only by our Helicopter Services segment.

•
Base operations and other costs, which include our base operations, reimbursable costs, insurance costs and other external expenses, decreased by $27.7 million to $56.1 million compared to the prior year quarter, which included an approximate $8.1 million decrease related to the impact of the strengthening U.S. dollar. There was a decrease of $7.9 million in rechargeable costs to customers, due to a decrease in fuel prices and lower flying hours, compared to the prior year quarter. Contract completions, primarily in our Africa-Euro Asia and Asia Pacific regions, following the closure of bases supporting specific customer contracts, in addition to cost saving initiatives in Brazil and in our North Sea region, reduced costs by $11.7 million compared to the prior year quarter. Base operations and other costs were incurred only by our Helicopter Services segment.

•
Maintenance costs decreased by $14.6 million to $59.9 million compared to the prior year quarter. Maintenance costs decreased by $6.0 million in the current year quarter compared to the prior year quarter due to the impact of foreign exchange translation, as a result of the strengthening U.S. dollar. Maintenance costs include those related to repairs for owned and leased major components, spares and rotable and repairable parts, which are recognized when the costs are incurred. Our costs therefore can vary with the timing of the maintenance activity. A portion of our maintenance costs are externally subcontracted on a PBH basis and vary with flight hours. Maintenance costs decreased by $6.8 million compared to the prior year quarter due to a combination of reduced activity, fleet optimization initiatives and improved rotable and fleet maintenance planning, but were also impacted by the timing of maintenance events. In addition, in the prior year quarter, we incurred $1.8 million related to ongoing inspection costs on our H225 fleet. These inspection costs were incurred in the prior fiscal year until the completion of retrofit of the redesigned gear shaft on our H225 helicopters at the end of fiscal 2015.

•
Support costs decreased by $11.3 million to $31.3 million compared to the prior year quarter, due to a combination of foreign exchange translation, reduced headcount and lower levels of consulting and professional fees, driven by our cost saving initiatives and activity levels. The majority of support costs were incurred by our Helicopter Services segment, with $4.5 million related to our Heli-One segment.

Helicopter Lease and Associated Costs
Helicopter lease and associated costs decreased by $1.3 million to $63.3 million. The decrease was a result of the lease expense related to helicopters which do not form part of our prospective fleet strategy that were included within our restructuring provision in the current year quarter. 16 helicopters were included in this provision at October 31, 2015. See "Recent Events" included elsewhere in this Quarterly Report on Form 10-Q for further information. The reduction in lease expense due to restructuring was partially offset by higher lease costs as result of additional leasing of new technology helicopters in our fleet compared to the prior year quarter.
General and Administration Costs
General and administration costs decreased by $4.6 million to $18.1 million compared to the prior year quarter, due to a decrease in stock-based compensation expense of $1.6 million and decreased salary and professional fees as a result of cost saving initiatives and changes in activity levels.
Depreciation
Depreciation expense increased by $2.4 million to $35.5 million compared to the prior year quarter. We recorded additional depreciation expense of $2.1 million in the current year quarter related to the acceleration of depreciation on certain helicopters in connection with our restructuring program.
Restructuring Expense
We are undergoing a comprehensive review of our operations, organizational structure and fleet with the view of reducing operating costs. In connection with the ongoing review, we have incurred restructuring expenses of $16.2 million in the current year quarter. No restructuring costs were incurred in the prior year quarter. See "Recent Events" included elsewhere in this Quarterly Report on Form 10-Q for further information.
Asset Impairments

	Three months ended October 31,		Favorable (Unfavorable)
(In thousands of U.S. dollars)	2014	2015	$ Change	% Change
Impairment of property and equipment	$(128,043)	$—	$128,043	100.0%
Impairment of assets held for sale	(5,040)	—	5,040	100.0%
Impairment of receivables and funded residual value guarantees	(10,386)	—	10,386	100.0%
Impairment of intangible assets	(2,662)	—	2,662	100.0%
Impairment of inventories	—	(10,459)	(10,459)	n/a
Total asset impairments	$(146,131)	$(10,459)	$135,672	92.8%
Asset impairments decreased by $135.7 million to $10.5 million compared to the prior year quarter. Asset impairments include the impairment of property and equipment held for use, assets held for sale, receivables and funded residual value guarantees, intangible assets, and inventories. During the prior year quarter, we decided to accelerate our exit from five older technology helicopter types as part of our fleet replacement strategy to better meet our customer demands for newer technology helicopters and reduce the number of different helicopter types in our fleet.  The exit will take place over multiple years as helicopters complete their current flying obligations. In addition, we impaired the parts related to one helicopter type we no longer have in our fleet as future third-party maintenance work related to this aircraft type is expected to be limited.
During the current year quarter, we recorded an impairment charge of $10.5 million to increase our provision for obsolete and excess inventories on certain consumable inventories. This impairment charge resulted from the identification of consumable inventories that were in excess of our requirements. This was driven primarily by the significant and longer than initially expected decline in the price of oil and gas, which impacts our view of future utilization of these parts and resulting changes to our fleet and inventory management strategies. Excess consumable inventories have been measured at estimated market value, based on our experience with sales of surplus consumable inventories and our assessment of resale market conditions.

Interest on Long-Term Debt
Interest on long-term debt decreased by $7.4 million to $27.3 million compared to the prior year quarter, primarily due to lower interest costs on both the senior secured notes and the senior unsecured notes due to redemptions and open market repurchases of these notes. See "—Sources of Liquidity" included elsewhere in this Quarterly Report on Form 10-Q for further information.
Foreign Exchange Loss
The foreign exchange loss in the prior year quarter decreased by $3.7 million to a $9.6 million foreign exchange loss in the current year quarter. In both the prior year quarter and the current year quarter, the foreign exchange loss was primarily due to the strengthening of the U.S. dollar against most major currencies. This caused a loss in the U.S. dollar functional currency entities with foreign denominated net monetary asset positions, as well as losses in entities with Norwegian Kroner functional currency with net liability positions denominated in U.S. dollars.
Other Financing Income
Other financing income includes the amortization of deferred financing costs, interest income and expense on cash balances and bank indebtedness, the net gain or loss on the fair value of derivative financial instruments and the net gain or loss on debt extinguishment transactions. Other financing income increased by $3.6 million compared to the prior year quarter, primarily due to a $3.1 million gain on a debt extinguishment transaction in the current year quarter. See "—Sources of Liquidity" included elsewhere in this Quarterly Report on Form 10-Q for further information. In addition, we incurred lower levels of interest expense on bank indebtedness due to lower utilization of facilities, together with a reduction in other items, of $2.4 million compared to the prior year quarter. This was partially offset by a $1.9 million decrease compared to the prior year quarter on the gain on the valuation of derivatives and embedded derivatives due to foreign currency movements relative to the prior year quarter.
Income Tax Expense
Income tax expense decreased by $3.3 million to $3.9 million compared to the prior year quarter. The decrease in the income tax expense was primarily due to a reduction in customer contract activity in our Africa-Euro Asia region, where we are subject in many jurisdictions to branch and withholding taxes. There was no tax benefit recognized on taxable losses in most jurisdictions as we recognize valuation allowances against net deferred tax assets in those jurisdictions.
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
Non-Controlling Interests
Net earnings allocated to non-controlling interests decreased by $4.7 million to $2.2 million, due to lower net earnings in EEA Helicopters Operations B.V. (“EHOB”), primarily driven by reduced revenue as a result of contract completions and a lower net gain on the fair value of embedded derivative financial instruments compared to the prior year quarter, due to movements in the Norwegian Kroner against the U.S. dollar. For further details on EHOB, see Note 2(a)(i) of our unaudited interim consolidated financial statements for the three and six months ended October 31, 2014 and 2015 included elsewhere in this Quarterly Report on Form 10-Q.

Segmented Results of Operations
Helicopter Services

For the three months ended October 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Operating revenue	$373,369	$296,921	$(76,448)	(20.5)%
Reimbursable revenue	43,822	27,958	(15,864)	(36.2)%
Total revenue	$417,191	$324,879	$(92,312)	(22.1)%
Direct costs (i)	(280,544)	(192,394)	88,150	31.4%
Earnings from equity accounted investees	1,379	1,338	(41)	(3.0)%
Adjusted EBITDAR	$138,026	$133,823	$(4,203)	(3.0)%
Adjusted EBITDAR margin (ii)	37.0%	45.1%	8.1%	21.9%
Flight Hours	36,464	30,049	(6,415)	(17.6)%
# of Helicopters	234	230	(4)	(1.7)%
Helicopter lease and associated costs	$(64,538)	$(63,281)	$1,257	1.9%
Average HE count (iii)	161.5	144.8	(16.7)	(10.3)%
HE Rate (iii)	$2,312	$2,051	$(261)	(11.3)%

(i)
In the prior year quarter, direct costs were comprised of crew costs of $113.2 million, base operations and other costs of $77.7 million and maintenance and support costs of $89.6 million. In the current year quarter, direct costs were comprised of crew costs of $76.9 million, base operations and other costs of $56.1 million and maintenance and support costs of $59.4 million.

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

Helicopter Services Adjusted EBITDAR decreased by $4.2 million to $133.8 million and Adjusted EBITDAR margin increased by 8.1% compared to the prior year quarter. However, Adjusted EBITDAR, excluding the impact of foreign exchange translation of the results of our foreign operations, remained flat compared with the prior year quarter. The primary factors that impacted Adjusted EBITDAR and Adjusted EBITDAR margin for Helicopter Services compared to the prior year quarter were as follows:

•
Contract completions and decreased customer activity in the North Sea, related to both oil and gas exploration and production contracts, were offset by higher levels of cost savings, which increased Adjusted EBITDAR by $3.7 million and Adjusted EBITDAR margin by 1.4% compared to the prior year quarter;

•
Cost reduction efforts in the Americas, including Brazil, exceeded reductions in revenue, which increased Adjusted EBITDAR by $1.3 million and Adjusted EBITDAR margin by 2.0% compared to the prior year quarter;

•
Lower maintenance costs, primarily due to a combination of reduced activity, fleet optimization initiatives, improved rotable and fleet maintenance planning, increased Adjusted EBITDAR by $9.0 million and Adjusted EBITDAR margin by 3.0% compared to the prior year quarter. A part of this reduction in maintenance costs was due to $1.8 million incurred in the prior year quarter related to ongoing inspection costs on our H225 fleet. These inspection costs were incurred in the prior fiscal year until the completion of retrofit of the redesigned gear shaft on our H225 helicopters at the end of fiscal 2015;

•
Lower activity in our Africa-Euro Asia region, primarily due to contract completions and a reduction in ad-hoc work in Tanzania, Nigeria, Equatorial Guinea, and Mozambique for oil and gas related activity, decreased Adjusted EBITDAR by $12.5 million and Adjusted EBITDAR margin by 1.2% compared to the prior year quarter; and

•
Lower activity in our Asia Pacific region, primarily due to contract completions in Malaysia, East Timor and Australia, partially offset by cost saving initiatives, decreased Adjusted EBITDAR by $2.3 million, with a minimal impact on Adjusted EBITDAR margin compared to the prior year quarter.

The balance of the increase in Adjusted EBITDAR margin compared to the prior year quarter was primarily related to the impact of foreign exchange translation on our reported results, as the strengthening U.S. dollar had a more significant negative impact on our operating revenues than on our Adjusted EBITDAR.
Heli-One
For the three months ended October 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Third-party revenue	$41,031	$35,874	$(5,157)	(12.6)%
Internal revenue	36,056	16,903	(19,153)	(53.1)%
Total revenue	$77,087	$52,777	$(24,310)	(31.5)%
Direct costs (i)	(69,052)	(46,534)	22,518	32.6%
Adjusted EBITDAR	$8,035	$6,243	$(1,792)	(22.3)%
Adjusted EBITDAR Margin (ii)	10.4%	11.8%	1.4%	13.5%

(i)
In the prior year quarter, direct costs were comprised of maintenance costs of $63.9 million and support costs of $5.2 million. In the current year quarter, direct costs were comprised of maintenance costs of $42.0 million and support costs of $4.5 million.

(ii)	Adjusted EBITDAR margin is calculated as Adjusted EBITDAR divided by total revenue less reimbursable revenue, of which there was none in the Heli-One segment in the prior and current year quarters.

Heli-One’s Adjusted EBITDAR decreased by $1.8 million to $6.2 million and Adjusted EBITDAR margin increased by 1.4% compared to the prior year quarter. The increase in Adjusted EBITDAR margin was primarily due to changes in sales mix compared to the prior year quarter, together with cost control efforts. The primary changes to Adjusted EBITDAR compared to the prior year quarter were as follows:

•
Adjusted EBITDAR decreased approximately $2.2 million compared to the prior year quarter, primarily due to a lower level of internal revenue from our Helicopter Services segment, due to a decrease in flying activity, but also due to a decrease in third-party PBH activity; partially offset by

•	Lower support and executive costs due to cost saving initiatives, resulted in an increase to Adjusted EBITDAR of $0.4 million compared to the prior year quarter.

Summary Results of Operations

For the six months ended October 31,
(In thousands of U.S. dollars)

	Six months ended October 31,
	2014	2015
Operating revenue	$835,474	$679,823
Reimbursable revenue	83,396	56,867
Total revenue	918,870	736,690
Operating Expenses
Direct costs (i)	(645,447)	(473,595)
Earnings from equity accounted investees	4,056	2,771
General and administration costs	(44,351)	(34,453)
Adjusted EBITDAR (ii)	233,128	231,413
Helicopter lease and associated costs (i)	(127,818)	(127,955)
Depreciation	(66,878)	(75,818)
Restructuring expense	—	(35,590)
Asset impairments	(146,406)	(10,459)
Loss on disposal of assets	(7,878)	(2,406)
Operating loss	(115,852)	(20,815)
Interest on long-term debt	(69,587)	(54,232)
Foreign exchange loss	(8,371)	(19,630)
Other financing income (charges)	(2,137)	15,921
Loss before income tax	(195,947)	(78,756)
Income tax expense	(15,112)	(9,850)
Net loss	$(211,059)	$(88,606)
Net earnings (loss) attributable to:
Controlling interest	$(225,682)	$(97,478)
Non-controlling interests	14,623	8,872
Net loss	$(211,059)	$(88,606)
Non-GAAP Financial Measures:
Adjusted net loss (v)	$(61,740)	$(53,904)
Adjusted EBITDAR excluding special items (iii)	236,652	237,989
Adjusted EBITDAR margin (iv)	27.9%	34.0%
Adjusted EBITDAR margin, excluding special items (iv)	28.3%	35.0%
HE Rate (vi)	$4,685	$4,103

(i)
Direct costs in the information above excludes helicopter lease and associated costs. These costs are combined in the consolidated statements of operations, which are included in the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(ii)
Adjusted EBITDAR is a non-GAAP measure. See “Key Financial and Operating Metrics” for the definition and discussion of this non-GAAP measure. Additional information about our Adjusted EBITDAR, including a reconciliation of this measure to our consolidated financial statements is also provided in Note 17 of our unaudited interim consolidated financial statements for the three and six months ended October 31, 2014 and 2015, included elsewhere in this Quarterly Report on Form 10-Q.

(iii)
Adjusted EBITDAR excluding special items is a non-GAAP measure. See “Key Financial and Operating Metrics” for the definition and discussion of this non-GAAP measure. A description of the adjustments to and reconciliations of this non-GAAP financial measure to Adjusted EBITDAR is as follows:

	Six months ended October 31,
	2014	2015
Adjusted EBITDAR excluding special items	$236,652	$237,989
Corporate transaction and other costs	(3,524)	(6,576)
Adjusted EBITDAR	$233,128	$231,413

(iv)
Adjusted EBITDAR margin and Adjusted EBITDAR margin excluding special items are non-GAAP measures. See “Key Financial and Operating Metrics” for the definition and discussion of these non-GAAP measures. These measures are calculated by dividing the respective numerator by total revenues less reimbursable revenue.

	Six months ended October 31,
	2014	2015
Adjusted EBITDAR	$233,128	$231,413
Adjusted EBITDAR excluding special items	236,652	237,989
Total revenues less reimbursable revenue	$835,474	$679,823
Adjusted EBITDAR margin	27.9%	34.0%
Adjusted EBITDAR margin, excluding special items	28.3%	35.0%

(v)
Adjusted net loss is a non-GAAP measure. See “Key Financial and Operating Metrics” for the definition and discussion of this non-GAAP measure. A description of the adjustments to and reconciliations of this non-GAAP financial measure to the most comparable GAAP financial measure is as follows:

	Six months ended October 31,
	2014	2015
Adjusted net loss	$(61,740)	$(53,904)
Corporate transaction and other costs	(3,524)	(6,576)
Restructuring expense	—	(35,590)
Asset impairments	(146,406)	(10,459)
Loss on disposal of assets	(7,878)	(2,406)
Foreign exchange loss	(8,371)	(19,630)
Net gain (loss) on debt extinguishment	(7,444)	17,799
Unrealized gain on derivatives	9,681	13,288
Net loss attributable to controlling interest	$(225,682)	$(97,478)

(vi)	HE Rate is a non-GAAP measure. See “Key Financial and Operating Metrics” for the definition and discussion of this non-GAAP financial measure. See below for the reconciliation of HE Rate.

	Six months ended October 31,
	2014	2015
Helicopter Services total external revenue	$840,902	$665,379
Less: Reimbursable revenue	(83,396)	(56,867)
Helicopter Services operating revenue	$757,506	$608,512
Average HE count	161.7	148.3
HE Rate	$4,685	$4,103

Consolidated Results Summary
For the six months ended October 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Helicopter Services (i)	$840,902	$665,379	$(175,523)	(20.9)%
Heli-One	77,968	71,311	(6,657)	(8.5)%
Total revenue	918,870	736,690	(182,180)	(19.8)%
Direct costs (ii)	(645,447)	(473,595)	171,852	26.6%
Helicopter lease and associated costs	(127,818)	(127,955)	(137)	(0.1)%
Total direct costs	$(773,265)	$(601,550)	$171,715	22.2%
Flying hours	72,454	62,860	(9,594)	(13.2)%
# of helicopters	234	230	(4)	(1.7)%
Average HE count	161.7	148.3	(13.4)	(8.3)%
HE Rate (iii)	$4,685	$4,103	$(582)	(12.4)%

(i)	Includes revenue from customer reimbursement of fuel costs of $43.1 million for the six months ended October 31, 2014 and $29.2 million for the six months ended October 31, 2015.

(ii)	Includes $43.3 million in fuel costs for the six months ended October 31, 2014 and $29.2 million for the six months ended October 31, 2015.
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

Consolidated Results of Operations
Revenue
Consolidated revenue decreased by $182.2 million to $736.7 million compared to the prior year period, a decrease of 19.8%. Revenue decreased in both our Helicopter Services and Heli-One segments. The changes in external revenue in our two segments are explained below.

Helicopter Services

For the six months ended October 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Eastern North Sea	$194,082	$157,154	$(36,928)	(19.0)%
Western North Sea	229,657	179,081	(50,576)	(22.0)%
Americas	148,198	132,735	(15,463)	(10.4)%
Asia Pacific	163,726	136,062	(27,664)	(16.9)%
Africa-Euro Asia	102,325	59,083	(43,242)	(42.3)%
Other	2,914	1,264	(1,650)	(56.6)%
Total Helicopter Services revenue	$840,902	$665,379	$(175,523)	(20.9)%

The total external revenue for Helicopter Services decreased by $175.5 million, or 20.9%, compared to the prior year period, which included a $68.8 million decrease related to the impact of foreign exchange translation in our North Sea and Asia Pacific regions. The U.S. dollar strengthened against most currency groups in the current year period compared to the prior year period, which resulted in a decrease in reported U.S. dollar revenue amounts in these regions, where revenue was transacted primarily in the local currencies of our operations. The significant reduction in global oil prices since mid-2014 has had a negative impact on our results in the current year period as our customers reduced activity and capital spending, and in particular, reduced exploration related activity. This primarily impacted revenues in our Africa-Euro Asia region, which decreased by $43.2 million compared to the prior year period. The key variances by region were as follows:

•
Eastern North Sea. Revenues in the Eastern North Sea decreased by $36.9 million, or 19.0%, compared to the prior year period. This was primarily due to the impact of the strengthening U.S. dollar on reported results in this region, which decreased revenue by $34.1 million compared to the prior year period. The remaining $2.8 million decrease was a result of a net reduction in activity levels with existing customers, contract wins and completions.

•
Western North Sea. Revenues in the Western North Sea decreased by $50.6 million, or 22.0%, compared to the prior year period, which included a $19.3 million decrease related to the impact of the strengthening U.S. dollar on reported results in this region. There was a $39.8 million decrease in revenue in the region from contract completions, contract modifications with continuing customers due to changes in customers' helicopter requirements and lower reimbursable revenue, the latter of which has been impacted by lower fuel prices. This was partially offset by an $8.5 million increase in revenue from new contract wins in the oil and gas sector.

•
Americas. Revenues in the Americas decreased by $15.5 million, or 10.4%, compared to the prior year period. There was a $33.4 million decrease in revenue primarily due to contract completions and reduced activity in Brazil, partially offset by new contract wins in Brazil, Suriname and Canada, which resulted in additional revenue of $17.9 million.

•
Asia Pacific. Revenues in Asia Pacific decreased by $27.7 million, or 16.9%, compared to the prior year period. This was primarily due to the impact of the strengthening U.S. dollar on reported results in this region, which decreased revenue by $15.4 million. Revenue also decreased by $22.8 million due to contract completions, modifications and decreased activity from existing customers, mainly in Malaysia, East Timor and Australia. This was partially offset by a $10.5 million increase in revenue from new contract wins and modifications for oil and gas customers, primarily in Australia.

•
Africa-Euro Asia. Revenues in Africa-Euro Asia decreased by $43.2 million, or 42.3%, compared to the prior year period due primarily to contract completions and a reduction in ad-hoc work in Tanzania, Nigeria, Equatorial Guinea and Mozambique. The majority of the reduction in revenue was due to helicopter services provided to customers for oil and gas exploration related activity.

Heli-One
Heli-One’s external revenue decreased by $6.7 million compared to the prior year period. This was primarily due to the negative impact of foreign currency translation on our reported results, primarily as a consequence of the strengthening U.S. dollar, of approximately $8.3 million. In addition, PBH revenue decreased by $4.4 million due to a lower level of third-party customer flight hours compared to the prior year period. This was partially offset by an increase in MRO revenue of $6.0 million compared to the prior year period, partly due to timing of completion of airframe and engine work.

Direct Costs
For the six months ended October 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Crew costs	$(226,460)	$(165,007)	$61,453	27.1%
Base operations and other costs	(165,835)	(118,727)	47,108	28.4%
Maintenance costs	(164,154)	(125,887)	38,267	23.3%
Support costs	(88,998)	(63,974)	25,024	28.1%
Total direct costs	$(645,447)	$(473,595)	$171,852	26.6%

Direct costs, which exclude helicopter lease and associated costs, decreased by $171.9 million to $473.6 million compared to the prior year period. The decrease in direct costs was a result of both foreign exchange translation, due to the appreciation of the U.S. dollar, and our active management of costs due to changes in customer activity. The primary factors which impacted direct costs were as follows:

•
Crew costs, which include salaries, benefits, training and recruitment costs, decreased by $61.5 million to $165.0 million compared to the prior year period. The decrease in crew costs was partially due to the impact of the strengthening U.S. dollar, which decreased crew costs by $27.9 million compared to the prior year period. The remaining $33.6 million decrease was as a result of lower crew requirements due to reduced activity, contract completions and cost saving initiatives, primarily in Brazil, and in our Africa-Euro Asia and North Sea regions. Crew costs were incurred only by our Helicopter Services segment.

•
Base operations and other costs, which include our base operations, reimbursable costs, insurance costs and other external expenses, decreased by $47.1 million to $118.7 million compared to the prior year period, which included an approximate $16.5 million decrease related to the impact of the strengthening U.S. dollar. There was a decrease of $17.9 million in rechargeable costs to customers due to a decrease in fuel prices and lower flying hours compared to the prior year period. In addition, contract completions following the closure of bases, primarily in our Africa-Euro Asia and Asia Pacific regions, in addition to cost saving initiatives in Brazil and in our North Sea region, have reduced costs by $12.7 million compared to the prior year period. Base operations and other costs were incurred only by our Helicopter Services segment.

•
Maintenance costs decreased by $38.3 million to $125.9 million compared to the prior year period. Maintenance costs decreased by $15.4 million in the current year period compared to the prior year period due to the impact of foreign exchange translation, as a result of the strengthening U.S. dollar. Maintenance costs include those related to repairs for owned and leased major components, spares and rotable and repairable parts, which are recognized when the costs are incurred. Our costs therefore can vary with the timing of the maintenance activity. A portion of our maintenance costs are externally subcontracted on a PBH basis and vary with flight hours. Maintenance costs decreased by $19.0 million compared to the prior year period due to a combination of reduced activity, fleet optimization initiatives and improved rotable and fleet maintenance planning, but were also impacted by the timing of maintenance events. In addition, in the prior year period, we incurred $3.9 million related to ongoing inspection costs on our H225 fleet. These inspection costs were incurred in the prior fiscal year until the completion of retrofit of the redesigned gear shaft on our H225 helicopters at the end of fiscal 2015.

•
Support costs decreased by $25.0 million to $64.0 million compared to the prior year period, due to a combination of foreign exchange translation, reduced headcount and lower levels of consulting and professional fees, driven by our cost saving initiatives and activity levels. The majority of support costs are incurred by our Helicopter Services segment, with $8.5 million related to our Heli-One segment.

Helicopter Lease and Associated Costs
Helicopter lease and associated costs remained flat compared to the prior year period. These costs remained flat as a result of the decrease in lease expense related to helicopters which do not form part of our prospective fleet strategy that were included within our restructuring provision in the current year period, which was offset by higher lease costs as a result of leasing additional new technology helicopters in our fleet compared to the prior year period. 16 helicopters were included in the restructuring provision at October 31, 2015. See "Recent Events" included elsewhere in this Quarterly Report on Form 10-Q for further information.
General and Administration Costs
General and administration costs decreased by $9.9 million to $34.5 million compared to the prior year period, primarily due to a decrease in the stock-based compensation expense of $4.0 million and decreased salary and professional fees due to cost saving initiatives and changes in activity levels.
Depreciation
Depreciation expense increased by $8.9 million to $75.8 million compared to the prior year period. We recorded additional depreciation expense of $10.6 million in the current year period related to the acceleration of depreciation on certain helicopters in connection with our restructuring program. The increase was partially offset by the impact of an impairment charge recorded in the prior year period, which reduced the depreciation expense in the current year period compared to the prior year period.
Restructuring Expense
We are undergoing a comprehensive review of our operations and organizational structure with the view of reducing operating costs. In connection with this review, we have incurred severance and other costs of $35.6 million in the current year period. No restructuring costs were incurred in the prior year period. We will likely incur additional restructuring costs in subsequent periods. See "Recent Events" included elsewhere in this Quarterly Report on Form 10-Q for further information.
Asset Impairments

	Six months ended October 31,		Favorable (Unfavorable)
(In thousands of U.S. dollars)	2014	2015	$ Change	% Change
Impairment of property and equipment	$(128,043)	$—	$128,043	100.0%
Impairment of assets held for sale	(5,256)	—	5,256	100.0%
Impairment of receivables and funded residual value guarantees	(10,421)	—	10,421	100.0%
Impairment of intangible assets	(2,686)	—	2,686	100.0%
Impairment of inventories	—	(10,459)	(10,459)	n/a
Total asset impairments	$(146,406)	$(10,459)	$135,947	92.9%
Asset impairments decreased by $135.9 million to $10.5 million compared to the prior year period. Asset impairments include the impairment of property and equipment held for use, assets held for sale, receivables and funded residual value guarantees, intangible assets, and inventories. During the prior year period, we decided to accelerate our exit from five older technology helicopter types as part of our fleet replacement strategy to better meet our customer demands for newer technology helicopters and reduce the number of different helicopter types in our fleet.  The exit will take place over multiple years as helicopters complete their current flying obligations. In addition, we have impaired the parts related to one helicopter type we no longer have in our fleet as future third-party maintenance work related to this aircraft type is expected to be limited.
During the current year period, we recorded an impairment charge of $10.5 million to increase our provision for obsolete and excess inventories on certain consumable inventories. This impairment charge resulted from the identification of consumable inventories that were in excess of our requirements. This was driven primarily by the significant and longer than initially expected decline in the price of oil and gas, which impacts our view of future utilization of these parts and resulting changes to our fleet and inventory management strategies. Excess consumable inventories have been measured at estimated market value, based on our experience with sales of surplus consumable inventories and our assessment of resale market conditions.

Interest on Long-Term Debt
Interest on long-term debt decreased by $15.4 million to $54.2 million compared to the prior year period, primarily due to lower interest costs on both the senior secured notes and the senior unsecured notes due to redemptions and open market repurchases of these notes. See "—Sources of Liquidity" included elsewhere in this Quarterly Report on Form 10-Q for further information.
Foreign Exchange Loss
Foreign exchange loss increased by $11.3 million compared to the prior year period primarily due to the strengthening of the U.S. dollar against other currency groups, which caused a loss in both U.S. dollar functional currency entities with foreign denominated net monetary asset positions and in Norwegian Kroner and Australia dollar functional currency entities with net liability positions denominated in U.S. dollars. In the prior year period, foreign exchange losses were partially offset by the impact of the revaluation of net asset positions denominated in U.S. dollars in Euro functional currency entities.
Other Financing Income (Charges)
Other financing income (charges) includes the amortization of deferred financing costs, interest income and expense on cash balances and bank indebtedness, the net gain or loss on the fair value of derivative financial instruments and the net gain or loss on debt extinguishment transactions. Other financing charges decreased by $18.1 million to other financing income of $15.9 million in the current year period. This was primarily due to a $25.2 million change in the gain or loss from debt extinguishment transactions. See "—Sources of Liquidity" included elsewhere in this Quarterly Report on Form 10-Q for further information. In addition, we incurred lower levels of interest expense on bank indebtedness due to lower utilization of facilities, together with a reduction in other items, of $4.1 million compared to the prior year period. This was partially offset by an $11.2 million decrease compared to the prior year period on the gain on the valuation of derivatives and embedded derivatives due to foreign currency movements relative to the prior year period.
Income Tax Expense
Income tax expense decreased by $5.3 million to $9.9 million compared to the prior year period. The decrease in the income tax expense was primarily due to a $1.3 million provision for uncertain tax positions recorded in the prior year period. In addition, income tax expense decreased due to a reduction in customer contract activity in our Africa-Euro Asia region, where we are subject in many jurisdictions to branch and withholding taxes. There was no tax benefit recognized on taxable losses in most jurisdictions as we recognize valuation allowances against net deferred tax assets in those jurisdictions.
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
Non-Controlling Interests
Net earnings allocated to non-controlling interests decreased by $5.8 million to $8.9 million, due to a decrease in the net earnings in EHOB, driven primarily by contract completions and a lower net gain on the fair value of embedded derivative financial instruments compared to the prior year period, due to movements in the Norwegian Kroner against the U.S. dollar. For further details on EHOB, see Note 2(a)(i) of our unaudited interim consolidated financial statements for the three and six months ended October 31, 2014 and 2015 included elsewhere in this Quarterly Report on Form 10-Q.

Segmented Results of Operations
Helicopter Services

For the six months ended October 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Operating revenue	$757,506	$608,512	$(148,994)	(19.7)%
Reimbursable revenue	83,396	56,867	(26,529)	(31.8)%
Total revenue	$840,902	$665,379	$(175,523)	(20.9)%
Direct costs (i)	(580,131)	(413,084)	167,047	28.8%
Earnings from equity accounted investees	4,056	2,771	(1,285)	(31.7)%
Adjusted EBITDAR	$264,827	$255,066	$(9,761)	(3.7)%
Adjusted EBITDAR margin (ii)	35.0%	41.9%	6.9%	19.7%
Flight Hours	72,454	62,860	(9,594)	(13.2)%
# of Helicopters	234	230	(4)	(1.7)%
Helicopter lease and associated costs	$(127,818)	$(127,955)	$(137)	(0.1)%
Average HE count (iii)	161.7	148.3	(13.4)	(8.3)%
HE Rate (iii)	$4,685	$4,103	$(582)	(12.4)%

(i)
In the prior year period, direct costs were comprised of crew costs of $226.5 million, base operations and other costs of $159.6 million and maintenance and support costs of $194.0 million. In the current year period, direct costs were comprised of crew costs of $165.0 million, base operations and other costs of $118.7 million and maintenance and support costs of $129.4 million.

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

Helicopter Services Adjusted EBITDAR decreased by $9.8 million to $255.1 million and Adjusted EBITDAR margin increased by 6.9% compared to the prior year period. However, Adjusted EBITDAR, excluding the impact of foreign exchange translation of the results of our foreign operations, remained flat compared with the prior year period. The primary factors that impacted Adjusted EBITDAR and Adjusted EBITDAR margin for Helicopter Services compared to the prior year period were as follows:

•
Lower activity in our Africa-Euro Asia region, primarily due to contract completions and a reduction in ad-hoc work in Tanzania, Nigeria, Equatorial Guinea, and Mozambique for oil and gas exploration related activity, decreased Adjusted EBITDAR by $20.7 million and Adjusted EBITDAR margin by 1.0% compared to the prior year period;

•
Contract completions and decreased customer activity in the North Sea, related to oil and gas exploration and production contracts, including the completion of several short-term contracts compared to the prior year period, decreased Adjusted EBITDAR by $5.1 million and Adjusted EBITDAR margin by 0.4%. This was partially offset by cost savings through reduction in head count and other initiatives; offset by

•
Lower maintenance costs, primarily due to a combination of reduced activity, fleet optimization initiatives, improved rotable and fleet maintenance planning, increased Adjusted EBITDAR by $24.7 million and Adjusted EBITDAR margin by 4.1% compared to the prior year period. A part of this reduction in maintenance costs was due to $3.9 million incurred in the prior year period related to ongoing inspection costs on our H225 fleet. These inspection costs were incurred in the prior fiscal year until the completion of retrofit of the redesigned gear shaft on our H225 helicopters at the end of fiscal 2015.

The change in Adjusted EBITDAR also includes a reduction in earnings from equity accounted investees of $1.3 million compared to the prior year period. The balance of the increase in Adjusted EBITDAR margin compared to the prior year period was primarily related to the impact of foreign exchange translation on our reported results, as the strengthening U.S. dollar had a more significant negative impact on our operating revenues than on our Adjusted EBITDAR.
Heli-One
For the six months ended October 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Third-party revenue	$77,968	$71,311	$(6,657)	(8.5)%
Internal revenue	60,037	44,269	(15,768)	(26.3)%
Total revenue	$138,005	$115,580	$(22,425)	(16.2)%
Direct costs (i)	(124,694)	(101,973)	22,721	18.2%
Adjusted EBITDAR	$13,311	$13,607	$296	2.2%
Adjusted EBITDAR Margin (ii)	9.6%	11.8%	2.2%	22.9%

(i)
In the prior year period, direct costs were comprised of maintenance costs of $113.6 million and support costs of $11.1 million. In the current year period, direct costs were comprised of maintenance costs of $93.5 million and support costs of $8.5 million.

(ii)	Adjusted EBITDAR margin is calculated as Adjusted EBITDAR divided by total revenue less reimbursable revenue, of which there was none in the Heli-One segment in the prior and current year periods.
Heli-One’s Adjusted EBITDAR increased slightly by $0.3 million to $13.6 million and Adjusted EBITDAR margin increased by 2.2% compared to the prior year period. The increase in Adjusted EBITDAR margin was primarily due to changes in sales mix compared to the prior year period together with cost control efforts. The primary changes to Adjusted EBITDAR compared to the prior year period were as follows:

•
Lower levels of external third-party PBH revenue and lower MRO revenue with our Helicopter Services segment due to a decrease in flying activity, partially offset by cost control efforts, decreased Adjusted EBITDAR by approximately $3.4 million compared to the prior year period; offset by

•
Lower facilities, support and executive costs due to our cost saving initiatives, and changes in the allowance for doubtful accounts, increased Adjusted EBITDAR by $3.7 million compared to the prior year period.

Financial Condition and Sources of Liquidity
Analysis of Historical Cash Flows
For the six months ended October 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Cash used in operating activities	$(26,288)	$(26,896)	$(608)	(2.3)%
Cash provided by financing activities	17,020	91,988	74,968	440.5%
Cash used in investing activities	(182,533)	(119,825)	62,708	34.4%
Effect of exchange rate changes on cash and cash equivalents	(2,809)	(11,172)	(8,363)	(297.7)%
Change in cash and cash equivalents during the period	$(194,610)	$(65,905)	$128,705	66.1%

Cash Flows Used In Operating Activities
Cash flows used in operating activities increased by $0.6 million compared to the prior year period. The increase in cash used in operating activities was primarily a result of the following:

•
There were favorable changes in working capital of $13.9 million compared to the prior year period. The positive working capital change was primarily driven by a $10.0 million favorable change in receivables, due to the timing of collections from customers. In addition, there was a $7.5 million favorable reduction in the use of cash for inventories, partly due to a reduction in spend on consumable items, and a $13.3 million favorable change in income taxes, prepaid expenses, payables and accruals driven primarily by the timing of payments. These favorable changes were primarily offset by lower cash inflows of $10.6 million from changes in deferred revenue, primarily due to the timing of contract completions in our MRO business compared to the prior year period and a $6.2 million unfavorable change in other assets and liabilities, primarily related to security and other deposits;

•
Operating cash flows benefited from a reduction in cash contributions to our defined benefit pension plans of $10.7 million, due to the timing of pension plan payments and also due to the settlement of our defined benefit plan in the Netherlands in fiscal 2015;

•
There was a $17.8 million reduction in interest costs, as a result of repurchases of senior secured notes by one of our subsidiaries, CHC Helicopter S.A., in May and December 2014 and January 2015 and also due to redemptions and repurchases by CHC Helicopter S.A. of our senior unsecured notes, during November and December 2014 and April, July and August 2015. See "—Sources of Liquidity" included elsewhere in this Quarterly Report on Form 10-Q for further information;

•
Offsetting these improvements to operating cash flows, we incurred cash restructuring costs of $37.1 million in the current year period, related to our employee and fleet restructuring initiatives. See "Recent Events" included elsewhere in this Quarterly Report on Form 10-Q for further information; and

•
We incurred an additional $3.4 million of realized losses on foreign exchange, foreign currency forward contracts and other financing expenses in the current year period compared to the prior year period, primarily due to the strengthening of the U.S. dollar against the Canadian dollar on foreign currency forward contracts, which were used to reduce our economic exposure to Canadian dollar costs.

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
Cash Flows Provided By Financing Activities
Cash flows provided by financing activities increased by $75.0 million to $92.0 million compared to the prior year period. The following factors increased the cash provided by financing activities compared to the prior year period:

•	During the current year period, CHC Helicopter S.A., borrowed $98.0 million on our senior secured revolving credit facility;

•
During the current year period, one of our subsidiaries borrowed $14.4 million on the ABL Facility, which we have entered into with a syndicate of financial institutions. See "—Sources of Liquidity" included elsewhere in this Quarterly Report on Form 10-Q for further information;

•
There was an increase in cash inflows of $20.1 million in our current facility secured by accounts receivable, due to the timing of transactions in our trade receivables securitization program compared to the prior year period, and a $0.6 million reduction in cash payments on our capital leases;

•
In the prior year period, CHC Helicopter S.A. repurchased on the open market $65.0 million of our senior secured notes at premiums ranging from 108.00% to 109.13% in May 2014 for $70.6 million in cash; and

•
In the prior year period, a distribution of $8.5 million was paid to the holder of the non-controlling interest of EHOB due to an amendment of the shareholders' agreement on October 30, 2014. For more information, see Note 2(a)(i) of our unaudited interim consolidated financial statements for the three and six months ended October 31, 2014 and 2015, included elsewhere in this Quarterly Report on Form 10-Q.

The following factors decreased the cash provided by financing activities compared to the prior year period:

•
In July and August, 2015, CHC Helicopter S.A. repurchased $40.6 million of the senior unsecured notes on the open market at prices ranging from 50.50% to 55.25% of the principal for cash proceeds of $22.1 million;

•
On June 12, 2015, one of our subsidiaries entered into our ABL Facility on which we incurred deferred financing costs of $4.9 million. See "—Sources of Liquidity" included elsewhere in this Quarterly Report on Form 10-Q for further information; and

•
On August 21, 2014, we announced the entry into definitive agreements with funds managed by CD&R for aggregate investment of up to $600.0 million in us through a private placement issuance of our preferred shares (the "Private Placement"). The Private Placement involved three closings: (a) 116,000 preferred shares purchased upon the first closing, (b) 384,000 preferred shares purchase upon the second closing, and (c) 100,000 preferred shares to be purchased upon the third closing. In the prior year period, we received $110.2 million of net proceeds on the issuance of the redeemable convertible preferred shares in connection with the first closing of the Private Placement.

Cash Flows Used In Investing Activities
Cash flows used in investing activities decreased by $62.7 million to $119.8 million, of which $59.7 million related to property and equipment. The decrease in the investment in property and equipment was a combination of a reduction on proceeds received from the disposal of property and equipment of $74.1 million, the majority of which was related to a lower level of helicopter sale and leaseback transactions, and a decrease in cash outflows related to property and equipment additions and deposits of $133.8 million compared to the prior year period. The reduction in property and equipment additions reflects a lower level of lease buyout activity and deliveries of new aircraft, a lower level of capital expenditure on rotables, which was a result of the management of our capital expenditure to reflect our fleet's requirements, and a lower level of cash outflows related to the construction of buildings, compared to the prior year period.

In addition, there was a $3.0 million decrease in cash outflows due to a change in restricted cash, primarily related to the timing of cash flows on our accounts receivable securitization program, in the current year period compared to the prior year period.
Liquidity and Sources of Liquidity
As of April 30, 2015 and October 31, 2015, our liquidity totaled $500.1 million and $472.8 million, respectively, and was comprised as follows:

(In millions of U.S. dollars)	April 30, 2015	October 31, 2015
Cash and cash equivalents	$134.3	$68.4
Senior secured revolving credit facility:
Facility credit limit	375.0	375.0
Outstanding balance on senior secured revolving credit facility	—	(98.0)
Outstanding letters of credit	(33.3)	(25.3)
Available senior secured revolving credit facility	341.7	251.7
Asset-based revolving credit facility:
Facility credit limit	—	145.0
Outstanding balance on asset-based revolving credit facility	—	(14.4)
Asset-based revolving credit facility	—	130.6
Available overdraft facilities	24.1	22.1
Total liquidity	$500.1	$472.8
Our cash requirements include our normal operations as well as our debt and other contractual obligations as discussed under the caption “Future Cash Requirements” below. We completed two debt repurchase transactions of our senior unsecured notes during the current year period. These will reduce our annual cash requirements by approximately $3.8 million. See "—Sources of Liquidity" included elsewhere in this Quarterly Report on Form 10-Q for further information. From time to time, depending on market conditions and other factors, we or our affiliates may seek to repay, redeem, repurchase or otherwise acquire or refinance a portion or all of our debt. We or our affiliates may make such repurchases in privately negotiated transactions or otherwise.
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
Alternative Financing
We are continuously exploring, monitoring and evaluating our debt and equity financing alternatives as well as acquisition, disposition, merger and other transactional opportunities which could be significant, material and/or transformative. In addition, our net earnings have been insufficient to cover our fixed charges since 2008. If cash flow from operations is insufficient to satisfy the debt obligations, alternative financing plans may need to be undertaken, such as refinancing or restructuring our debt and/or helicopter lease obligations, selling assets, reducing or delaying capital investments or raising additional capital or indebtedness. Any alternative financing plans that may be undertaken by us, including the Private

Placement described below in "—Sources of Liquidity", may not be sufficient to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, including obligations under the notes, or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations and prospects. See "Item 1A. Risk Factors – Risks Related to Our Net Losses and Our Indebtedness– Our level of indebtedness could affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage” included in our Annual Report on Form 10-K for the year ended April 30, 2015 for further information.
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
On November 26, 2014, CHC Helicopter S.A. redeemed $105.0 million of the senior unsecured notes at a redemption price of 109.375% of the principal and unpaid interest of $4.8 million for a loss on debt extinguishment of $11.7 million. In December 2014, CHC Helicopter S.A. repurchased $39.0 million of the senior unsecured notes on the open market at prices ranging from 92.75% to 95.04% of the principal plus accrued and unpaid interest of $0.2 million for a gain on debt extinguishment of $1.4 million. On April 21, 2015, we purchased $20.8 million of senior unsecured notes for $14.0 million plus accrued and unpaid interest of $0.8 million. A gain on extinguishment of $6.1 million related to the tender discount and the unamortized deferred financing costs was recognized. In July and August 2015, CHC Helicopter S.A. repurchased $40.6 million of the senior unsecured notes on the open market at prices ranging from 50.50% to 55.25% of the principal plus accrued and unpaid interest of $0.5 million for a gain on debt extinguishment of $17.8 million.

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
The balance of our 81,525,484 ordinary shares, which do not form part of our public float, are held by our former majority shareholder, 6922767 Holding (Cayman) Inc., an entity controlled by affiliates of First Reserve Corporation, and by current and former directors and executive officers.
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

Asset-based revolving credit facility
On June 12, 2015, one of our subsidiaries entered into the ABL Facility with a syndicate of financial institutions of up to $145.0 million, subject to borrowing base availability. The ABL Facility can be used to finance the acquisition of helicopter equipment of up to a certain percentage of the aggregate eligible helicopter equipment value included within the arrangement and can be drawn in U.S. dollars, Euros or other currencies. It bears interest at an adjusted LIBOR rate plus an applicable margin that ranges from 2.00% to 3.25%, based on the percentage of excess availability in the ABL Facility calculated as of the most recent quarter. We incurred financing fees of approximately $4.9 million in the current year period, which will be amortized over the term of the ABL Facility.
The ABL Facility has a five year term and is subject to acceleration of maturity under certain circumstances. The ABL Facility contains mandatory prepayment terms in the event outstanding borrowings exceed the lesser of the borrowing base or the effective commitments under the facility. The borrowing base is calculated based on 75.0% of the aggregate fleet value of eligible helicopter equipment less outstanding principal amounts under the terms of the ABL Facility, which drops to 70.0% from August 1, 2017 and 65.0% from August 1, 2019. Because the ABL Facility is an asset-based facility, our ability to draw will depend on, among other things, the value of eligible helicopter equipment included in the borrowing base. In addition, subject to certain terms and conditions, we can request additional revolving credit commitments or term loans under the ABL Facility, which share in the borrowing base, up to an amount such that the aggregate amount of ABL commitments and term loans under the ABL Facility does not exceed $405.0 million. The outstanding borrowings under the ABL Facility were $14.4 million as of October 31, 2015.
The ABL Facility is secured on a first priority perfected security interest in the capital stock of the borrower and in the helicopter equipment it acquires. The ABL Facility is guaranteed by 6922767 Holding S.à.r.l. and CHC Helicopter S.A. on an unsecured basis. The ABL Facility covenants include a requirement for us to maintain a fixed charge coverage ratio of 1.35:1. The ABL Facility is described in more detail under "—Sources of Liquidity" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2015.

Future Cash Requirements
Contractual Obligations and Off-Balance Sheet Arrangements
Our Annual Report on Form 10-K for the fiscal year ended April 31, 2015 includes disclosures of our contractual obligations and commitments and off-balance sheet arrangements as of April 31, 2015. There have been no material changes during the six months ended October 31, 2015 from the information disclosed in Part II, Item 7, "Contractual Obligations and Off-Balance Sheet Arrangements”, of our Annual Report on Form 10-K for the year ended April 31, 2015, except as noted below.
Operating Lease Commitments
We entered into helicopter operating leases with 18 lessors in respect of 161 helicopters included in our fleet as of October 31, 2015. As at October 31, 2015, these leases had expiry dates ranging from fiscal 2016 to 2025. For those helicopters where we have an unexercised option to purchase them for agreed amounts, the purchase options do not constitute bargain purchase options and we do not have a commitment to exercise the options. With respect to such leased helicopters, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at our expense. We either perform this work internally through our own repair and overhaul facilities or have the work performed by an external repair and overhaul service provider.
In addition to payment under helicopter operating leases, we had operating lease commitments as of October 31, 2015 for buildings, land and other equipment with minimum lease payments of $75.0 million and expiry dates ranging from fiscal 2016 to fiscal 2079.
At October 31, 2015, the net present value of our operating lease commitments was $1,115.5 million. We have calculated the net present value based on our minimum lease payments, excluding any contingent rentals and operating leases for helicopters that form part of our restructuring liability, using a 9.0% discount rate. For more information on our commitments, see Note 15 of our unaudited interim consolidated financial statements for the three and six months ended October 31, 2014 and 2015 included elsewhere in this Quarterly Report on Form 10-Q.
Helicopter Purchase Commitments
As at October 31, 2015, we have a total commitment of $257.9 million for the purchase of new helicopters. These helicopters are expected to be delivered in fiscal 2016 ($30.0 million), 2017 ($161.6 million) and 2018 ($66.3 million) and will be deployed in our Helicopter Services segment. We intend to enter into leases or other financings for these helicopters or purchase them outright upon delivery from the manufacturer. We also have additional flexible orders of $249.3 million which allow us to monitor the market recovery before confirming dates and the type of aircraft for deliveries. Our additional flexible orders can also be cancelled with no further payment, subject to periodic forfeitures of deposits paid to date, up to a maximum of $29.1 million in forfeitures.
Variable Interest Entities
The Company has variable interests in entities that are not consolidated, as we are not the primary beneficiary, which provide operating lease financing to us, and an entity that provides flying services to third-party customers. At October 31, 2015, we had operating leases for 103 helicopters with variable interest entities that were not consolidated. See Note 2(b)(ii) of the unaudited interim consolidated financial statements for the three and six months ended October 31, 2014 and 2015 included elsewhere in this Quarterly Report on Form 10-Q.
Guarantees
The Company has provided limited guarantees to third parties under some of its operating leases relating to a portion of the residual helicopter values at the termination of the leases. The leases have terms expiring between fiscal 2016 and 2024. At October 31, 2015, the Company’s exposure under the asset value guarantees including guarantees in the form of funded and unfunded residual value guarantees is approximately $256.9 million.
Contingencies
We have exposure for certain legal matters as disclosed in Note 16 to the unaudited interim consolidated financial statements for the three and six months ended October 31, 2014 and 2015 included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes in our exposure to contingencies.
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
Contractual Adjusted EBITDA is a non-GAAP financial measure which is calculated based on the consolidated results of CHC Group Ltd. and on the consolidated results of our subsidiary 6922767 Holding S.à.r.l. in order to satisfy the requirements of our obligations under the above noted arrangements. Contractual Adjusted EBITDA is calculated by adding to or subtracting from the consolidated net earnings (loss) of CHC Group Ltd. and our subsidiary 6922767 Holding S.à.r.l., certain of the adjustment items permitted in calculating covenant compliance under the applicable indenture governing our senior secured notes, our senior unsecured notes and our existing senior secured revolving credit facility. We describe these adjustments to net earnings (loss) in the table below. Contractual Adjusted EBITDA is a supplemental measure of our ability to service indebtedness that is not required by, or presented in accordance with, U.S. GAAP.
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
Because of these limitations, Contractual Adjusted EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. Set forth below is a reconciliation of net loss to Contractual Adjusted EBITDA derived from the consolidated financial statements of CHC Group Ltd. and from the consolidated financial statements of our subsidiary 6922767 Holding S.à.r.l. for the twelve months ended October 31, 2015. As of October 31, 2015, we were in compliance with all financial covenants contained in the agreements governing our outstanding indebtedness.

(In thousands of U.S. dollars)	For the twelve months ended October 31, 2015
	6922767 Holding S.à.r.l.	CHC Group Ltd.
Net loss	$(631,113)	$(672,307)
Earnings from equity accounted investees, net of cash distributions received	(4,085)	(4,085)
Fixed charges (i)	104,035	104,055
Other financing charges	43,855	43,266
Income tax expense	19,351	19,345
Depreciation	152,593	152,593
Asset impairment charge (ii)	417,703	417,703
Loss on disposal of assets	7,935	7,935
Restructuring expense	93,800	115,937
Business optimization costs	863	863
Stock-based compensation expense	3,280	5,557
Amortization of deferred charges (iii)	3,273	3,273
Amortization of advanced helicopter rental payments	4,529	4,529
Unusual/non-recurring costs (iv)	14,784	14,784
Investment/acquisition/permitted disposal (v)	6,034	11,283
Pension adjustment (vi)	(15,230)	(15,230)
Contractual Adjusted EBITDA (vii)	$221,607	$209,501

(i)
Fixed charges include interest expense, the interest component of payments associated with capital lease obligations, net of interest income, and pro-forma adjustments as per the applicable indenture governing the senior secured notes and the senior unsecured notes. The amortization of debt issuance costs and financing fees are excluded from fixed charges.

(ii)
Asset impairment charge includes impairment of funded residual value guarantees, impairment of assets held for sale, impairment of intangible assets, impairment of goodwill and impairment of inventories.

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
Recent Accounting Pronouncements
See Note 1 in the unaudited interim consolidated financial statements for the three and six months ended October 31, 2014 and 2015 contained elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to certain market risks arising from the use of financial instruments in the ordinary course of business. This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk and interest rate risk as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about

Market Risk” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015 and Note 13 of our unaudited interim consolidated financial statements for the three and six months ended October 31, 2014 and 2015 included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our quantitative and qualitative disclosures about market risk.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of October 31, 2015. Based upon this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
One or more of our subsidiaries are, from time to time, named as defendants in lawsuits arising in the ordinary course of our business as discussed and previously reported in "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015. Developments in these previously reported ongoing matters, if any, are described in Note 16 to the unaudited interim consolidated financial statements for the three and six months ended October 31, 2014 and 2015 included elsewhere in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes during the six months ended October 31, 2015 to the “Risk Factors” previously discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015.
Failure to regain compliance with all applicable New York Stock Exchange (“NYSE”) listing requirements could cause the NYSE to delist our ordinary shares, which is likely to have an adverse impact on the trading volume, liquidity and the market price of our ordinary shares.
Our ordinary shares are currently listed on the New York Stock Exchange (“NYSE”). In order to maintain this listing we must comply with the continued listing standards set forth in Section 802.01C of the Listed Company Manual of the NYSE (“NYSE Manual”), which require that we maintain a certain ordinary share price and market capitalization, in addition to certain other financial and share distribution targets.
On July 23, 2015, we received a written notice from the NYSE Regulation, Inc. stating that we were not in compliance with one of the continued listing standards because the average closing price of our ordinary shares was less than $1.00 per share over a period of 30 consecutive trading days. In accordance with NYSE rules, we have six months from the date of receipt of such notice to achieve compliance with this continued listing standard, or January 23, 2016. The closing price of our ordinary shares as of market close on December 8, 2015 was $0.17.
As discussed elsewhere in this Quarterly Report under “Capital Stock” and “Recent Events”, we currently anticipate implementing a reverse share split to increase the average trading price of our ordinary shares in order to regain compliance with this listing standard, subject to approval by our Board. We can regain compliance if, at the end of any calendar month during the six-month period, we have at least a $1.00 share price and have maintained a $1.00 average share price over the preceding 30 trading days. We can provide no assurances that the reverse share split will be approved by our Board or that the reverse share split will lead to a sustained increase in the trading price or the trading market of our ordinary shares or that it will allow us to regain compliance with the NYSE listing standards. Even if the reverse share split does cause us to regain compliance, there can be no assurance that our share price will continue to remain in compliance with this standard. Our share price may be adversely affected due to, among other things, our financial results, market conditions and market perception of our business.

In addition, on August 28, 2015, we received another notice from the NYSE Regulation, Inc. stating that we were also not in compliance with a different NYSE continued listing standard because our average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, our total shareholders’ equity was less than $50 million. On October 12, 2015, we submitted a plan to the NYSE that articulates steps we plan to take to regain compliance with this listing standard within 18 months. On November 25, 2015, we received notice that the NYSE Regulation, Inc. has accepted our plan. As a result, our ordinary shares will continue to be listed on the NYSE, subject to compliance with other listing standards and subject to ongoing, quarterly monitoring for compliance with our plan during the 18 month period or less, if we are able to demonstrate that we have returned to compliance with the listing standard, or if we achieve the ability to qualify under an original listing standard, for a period of two consecutive quarters. If we fail to meet any material aspects of the plan or any quarterly milestone, or if we do not regain compliance within the 18 month period, we will be subject to suspension and delisting procedures. Even if we regain compliance by the end of the 18 month period, if the NYSE again determines that we are below any of its continued listing standards, the NYSE maybe be able truncate its typical procedures set forth in Section 802.02 of the NYSE Manual or immediately initiate suspension and delisting procedures. There can be no assurances that we will regain compliance with the NYSE listing standard or that we will meet any of our quarterly milestones.
Non-compliance with these NYSE listing standards does not affect our Securities and Exchange Commission reporting requirements. Our ordinary shares will continue to be listed and traded on the NYSE during the applicable cure period, subject to our continued compliance with all other applicable NYSE continued listing standards, under the symbol “HELI,” but will be assigned a “.BC” indicator by the NYSE to signify that we are below compliance with the NYSE continued listing standards.
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
Our failure to maintain effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act could have a material adverse effect on our business and ordinary share price.
Matters affecting our internal control might cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, which could result in a breach of the covenants under our financing arrangements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal control over financial reporting.  Because our public float was less than $50 million on the last business day of our second quarter, we will be reclassified from an “accelerated filer” to a “non-accelerated filer” as of April 30, 2016. As a result, we will no longer be required to have an auditor attestation on our internal controls over financial reporting for fiscal 2016. If we choose not to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, our auditors will not be required to attest to the effectiveness of our internal control over financial reporting and, as a result, investors may become less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in our internal controls go undetected may increase. We cannot predict if investors will find our ordinary shares less attractive because we may rely on this exemption. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our ordinary shares and our share price may be harmed.
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
Date: December 9, 2015

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