Form 10-Q
period 2016-01-31
CHC Group Ltd.
filed 2016-03-04
CIK 1586300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 31, 2016, there were 2,721,468 ordinary shares issued and outstanding, excluding unvested restricted shares of 1,345.

CHC GROUP LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED
January 31, 2016

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

ITEM 1. FINANCIAL STATEMENTS
CHC Group Ltd.
Consolidated Balance Sheets
(Expressed in thousands of United States dollars except share and per share information (see also Note 10))
(Unaudited)

	April 30, 2015	January 31, 2016
Assets
Current assets:
Cash and cash equivalents	$134,297	$108,117
Receivables, net of allowance for doubtful accounts of $1.7 million and $3.0 million, respectively (note 2(a)(ii))	241,624	198,971
Income taxes receivable	14,191	6,050
Deferred income tax assets	416	105
Inventories (notes 4 and 5)	117,748	99,305
Prepaid expenses	28,742	27,515
Other assets (notes 4 and 6)	67,870	64,102
	604,888	504,165
Property and equipment, net (note 4)	951,554	954,591
Investments	33,293	36,448
Intangible assets (note 4)	169,598	160,948
Restricted cash	19,333	18,255
Other assets (notes 4 and 6)	458,156	483,806
Deferred income tax assets	1,333	827
Assets held for sale (note 4)	13,424	10,863
	$2,251,579	$2,169,903
Liabilities and Shareholders' Deficit
Current liabilities:
Payables and accruals	$275,944	$275,757
Deferred revenue	40,949	37,015
Income taxes payable	42,000	38,934
Deferred income tax liabilities	43	46
Current facility secured by accounts receivable (note 2(a)(ii))	43,379	37,566
Other liabilities (notes 3 and 7)	102,100	80,296
Current portion of long-term debt obligations (note 8)	3,624	37,003
	508,039	506,617
Long-term debt obligations (note 8)	1,215,655	1,381,475
Deferred revenue	64,387	57,886
Other liabilities (notes 3 and 7)	273,274	236,148
Deferred income tax liabilities	8,927	8,253
Total liabilities	2,070,282	2,190,379
Redeemable non-controlling interests (note 2(a)(i))	16,940	18,277
Redeemable convertible preferred shares: Par value $0.0001
Authorized: 6,000,000; Issued: 617,045 and 657,223; Dividends in arrears: $6.5 million and $7.2 million	589,823	630,001
Capital stock: Par value $0.003
Authorized: 544,000,000; Issued: 2,708,312 and 2,721,468	8	8
Additional paid-in capital (note 2(a)(i))	1,961,007	1,939,172
Deficit	(2,070,254)	(2,241,154)
Accumulated other comprehensive loss	(316,227)	(366,780)
	(425,466)	(668,754)
	$2,251,579	$2,169,903
See accompanying notes to interim consolidated financial statements.
See table in Note 2(a)(i) for certain amounts included in the Consolidated Balance Sheets related to variable interest entities.

CHC Group Ltd.
Consolidated Statements of Operations
(Expressed in thousands of United States dollars except share and per share information (see also Note 10))
(Unaudited)

	Three months ended		Nine months ended
	January 31, 2015	January 31, 2016	January 31, 2015	January 31, 2016
Revenue	$415,066	$333,089	$1,333,936	$1,069,779
Operating expenses:
Direct costs	(354,272)	(269,311)	(1,127,537)	(870,861)
Earnings from equity accounted investees	5,858	1,190	9,914	3,961
General and administration costs	(19,878)	(18,189)	(64,229)	(52,642)
Depreciation	(30,794)	(38,766)	(97,672)	(114,584)
Restructuring expense (note 3)	(3,441)	(11,799)	(3,441)	(47,389)
Asset impairments (note 4)	(403,536)	(24,997)	(549,942)	(35,456)
Loss on disposal of assets	(3,056)	(1,643)	(10,934)	(4,049)
	(809,119)	(363,515)	(1,843,841)	(1,121,020)
Operating loss	(394,053)	(30,426)	(509,905)	(51,241)
Interest on long-term debt	(29,996)	(31,288)	(99,583)	(85,520)
Foreign exchange loss	(18,464)	(5,733)	(26,835)	(25,363)
Other financing income (charges) (note 9)	(12,014)	(6,019)	(14,151)	9,902
Loss before income tax	(454,527)	(73,466)	(650,474)	(152,222)
Income tax expense (note 11)	(10,189)	(2,618)	(25,301)	(12,468)
Net loss	$(464,716)	$(76,084)	$(675,775)	$(164,690)
Net earnings (loss) attributable to:
Controlling interest	$(471,482)	$(73,422)	$(697,164)	$(170,900)
Non-controlling interests	6,766	(2,662)	21,389	6,210
Net loss	$(464,716)	$(76,084)	$(675,775)	$(164,690)

Net loss per ordinary share available to common stockholders:
Net loss attributable to controlling interest	$(471,482)	$(73,422)	$(697,164)	$(170,900)
Redeemable convertible preferred share dividends including cumulative effect of dividends in arrears of $6.7 million, $0.3 million, $6.7 million and $0.7 million	(10,883)	(13,976)	(10,910)	(40,908)
Adjustment of redeemable non-controlling interest to redemption amount (note 2(a)(i))	12,217	(3,219)	(18,996)	15,311
Net loss available to common stockholders	$(470,148)	$(90,617)	$(727,070)	$(196,497)

Net loss per ordinary share available to common stockholders - basic and diluted	$(174.91)	$(33.33)	$(270.66)	$(72.35)

Weighted average number of ordinary shares outstanding - basic and diluted	2,687,977	2,718,591	2,686,324	2,716,017
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd.
Consolidated Statements of Comprehensive Loss
(Expressed in thousands of United States dollars)
(Unaudited)

	Three months ended		Nine months ended
	January 31, 2015	January 31, 2016	January 31, 2015	January 31, 2016
Net loss	$(464,716)	$(76,084)	$(675,775)	$(164,690)
Other comprehensive income (loss):
Net foreign currency translation adjustments	(78,691)	(7,039)	(172,695)	(43,849)
Net change in defined benefit pension plan, net of income tax	3,755	1,039	4,489	3,734
Comprehensive loss	$(539,652)	$(82,084)	$(843,981)	$(204,805)
Comprehensive income (loss) attributable to:
Controlling interest	$(552,235)	$(79,468)	$(872,455)	$(221,453)
Non-controlling interests	12,583	(2,616)	28,474	16,648
Comprehensive loss	$(539,652)	$(82,084)	$(843,981)	$(204,805)
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd.
Consolidated Statements of Cash Flows
(Expressed in thousands of United States dollars)
(Unaudited)

	Nine months ended
	January 31, 2015	January 31, 2016
Cash provided by (used in):
Operating activities:
Net loss	$(675,775)	$(164,690)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation	97,672	114,584
Loss on disposal of assets	10,934	4,049
Asset impairments (note 4)	549,942	35,456
Earnings from equity accounted investees less dividends received	(7,040)	(3,376)
Deferred income taxes	4,988	452
Non-cash stock-based compensation expense	8,524	3,032
Net loss (gain) on debt extinguishment (note 9)	17,434	(17,799)
Amortization of long-term debt and lease deferred financing costs	7,581	7,595
Unrealized net gain on derivative financial instruments	(28,430)	(25,789)
Non-cash defined benefit pension income (note 12)	(673)	(503)
Defined benefit contributions and benefits paid	(37,188)	(22,648)
Unrealized loss on foreign currency exchange translation	14,145	20,707
Other	(5,871)	(9,886)
Change in cash resulting from changes in operating assets and liabilities:
Receivables, net of allowance	14,884	26,863
Income taxes receivable and payable	(1,455)	(1,231)
Inventories	(11,159)	(971)
Prepaid expenses	228	735
Payables and accruals	(16,147)	396
Deferred revenue	13,289	3,754
Other assets and liabilities	(798)	(8,239)
Cash used in operating activities	(44,915)	(37,509)
Financing activities:
Sold interest in accounts receivable, net of collections	(18,666)	369
Net proceeds from issuance of redeemable convertible preferred shares	572,819	—
Long-term debt proceeds	325,000	532,900
Long-term debt repayments	(328,055)	(329,992)
Redemption and repurchases of senior secured notes	(158,681)	—
Redemption and repurchases of senior unsecured notes	(151,683)	(22,101)
Increase in deferred financing costs	—	(4,822)
Distribution paid to non-controlling interest (note 2(a)(i))	(8,500)	—
Cash provided by financing activities	232,234	176,354
Investing activities:
Property and equipment additions	(377,281)	(135,698)
Proceeds from disposal of property and equipment	141,651	28,881
Helicopter deposits net of lease inception refunds	(39,122)	(39,756)
Proceeds from sale of equity accounted investee	4,382	—
Restricted cash	5,578	(3,708)
Cash used in investing activities	(264,792)	(150,281)
Effect of exchange rate changes on cash and cash equivalents	(7,969)	(14,744)
Change in cash and cash equivalents during the period	(85,442)	(26,180)
Cash and cash equivalents, beginning of period	302,522	134,297
Cash and cash equivalents, end of period	$217,080	$108,117

Supplemental cash flow information:
Assets acquired through non-cash capital leases	$—	$45,641
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd.
Consolidated Statements of Shareholders' Equity (Deficit)
(Expressed in thousands of United States dollars except share information (see also Note 10))
(Unaudited)

Nine months ended January 31, 2015	Capital stock		Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders' equity (deficit)	Redeemable non- controlling interests	Redeemable convertible preferred shares
	Number of shares	Amount						Number of shares	Amount
April 30, 2014	2,683,983	$8	$2,039,371	$(1,265,103)	$(122,784)	$651,492	$(22,578)	—	$—
Issuance of capital stock for stock option and service vesting shares	10,969	—	—	—	—	—	—	—	—
Issuance of redeemable convertible preferred shares	—	—	—	—	—	—	—	600,000	572,819
Capital contribution by shareholder	—	—	—	—	—	—	195	—	—
Foreign currency translation	—	—	—	—	(176,460)	(176,460)	3,765	—	—
Stock-based compensation expense	—	—	8,524	—	—	8,524	—	—	—
Defined benefit plan, net of income tax	—	—	—	—	1,169	1,169	3,320	—	—
Redeemable convertible preferred share dividends	—	—	(4,205)	—	—	(4,205)	—	4,205	4,205
Distribution paid to non-controlling interest (note 2(a)(i))	—	—	—	—	—	—	(8,500)	—	—
Adjustment of redeemable non-controlling interest to redemption amount (note 2(a)(i))	—	—	(18,996)	—	—	(18,996)	18,996	—	—
Net earnings (loss)	—	—	—	(697,164)	—	(697,164)	21,389	—	—
January 31, 2015	2,694,952	$8	$2,024,694	$(1,962,267)	$(298,075)	$(235,640)	$16,587	604,205	$577,024
Nine months ended January 31, 2016	Capital stock		Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders' deficit	Redeemable non- controlling interests	Redeemable convertible preferred shares
	Number of shares	Amount						Number of shares	Amount
April 30, 2015	2,708,312	$8	$1,961,007	$(2,070,254)	$(316,227)	$(425,466)	$16,940	617,045	$589,823
Issuance of capital stock for stock option and service vesting shares	13,156	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	(52,782)	(52,782)	8,933	—	—
Stock-based compensation expense	—	—	3,032	—	—	3,032	—	—	—
Defined benefit plan, net of income tax	—	—	—	—	2,229	2,229	1,505	—	—
Redeemable convertible preferred share dividends	—	—	(40,178)	—	—	(40,178)	—	40,178	40,178
Adjustment of redeemable non-controlling interest to redemption amount (note 2(a)(i))	—	—	15,311	—	—	15,311	(15,311)	—	—
Net earnings (loss)	—	—	—	(170,900)	—	(170,900)	6,210	—	—
January 31, 2016	2,721,468	$8	$1,939,172	$(2,241,154)	$(366,780)	$(668,754)	$18,277	657,223	$630,001
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

(b)	Foreign currency:
The currencies which most influence our foreign currency translations and the relevant exchange rates were:

	Nine months ended
	January 31, 2015	January 31, 2016
Average rates:
£/US $	1.625307	1.525694
CAD/US $	0.894919	0.762428
NOK/US $	0.153029	0.120921
AUD/US $	0.888942	0.731854
€/US $	1.288597	1.104529
Period end rates:
£/US $	1.502634	1.418324
CAD/US $	0.786349	0.710227
NOK/US $	0.128961	0.114773
AUD/US $	0.776126	0.707031
€/US $	1.128961	1.083168

(c)	Comparative figures:
Certain comparative figures have been reclassified to conform to the financial presentation adopted for the current period.

(d)	Change in accounting estimates:
During the three month period ended January 31, 2016, we revised the amortization rates of our rotable and repairable assets. Previously, we recorded amortization on a pooled basis of either a 50% declining balance basis for shop replaceable assets or a 10% declining balance basis for line replaceable assets to estimated residual values. We have revised these rates due to changes in the estimated useful lives of these assets, which we have assessed based on asset age, utilization and our fleet requirements. Rotable and repairable assets are now recorded at cost and are amortized on a pooled basis to their estimated residual value on either a 40-80%

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

declining balance basis for shop replaceable assets or a 10-30% declining balance basis for line replaceable assets.

(e)	Recent accounting pronouncements not yet adopted:
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
Financial instruments:
In January 2016, the FASB issued amendments to the standard for the recognition and measurement of financial assets and financial liabilities. The standard is effective for fiscal periods beginning after December 15, 2017, including interim periods within those fiscal years and early application is permitted. We will adopt the standard on May 1, 2018. Companies should apply the amendment using a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, and using a prospective approach for amendments to equity securities with fair values that are not readily determinable. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
Leases:
In February 2016, the FASB issued amendments to the standard for the recognition and measurement of leases. The standard is effective for fiscal periods beginning after December 15, 2018, including interim periods within those fiscal years and early application is permitted. We will adopt the standard on May 1, 2019. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

2.	Variable interest entities:

(a)	VIEs of which we are the primary beneficiary:

(i)	Local ownership VIEs:
Certain areas of operations are subject to local governmental regulations that may limit foreign ownership of aviation companies. Accordingly, operations in certain jurisdictions may require the establishment of local ownership entities that are considered to be variable interest entities (“VIEs”). The nature of our involvement with consolidated local ownership entities is as follows:
Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015 contains a description of our principal involvement with VIEs and the accounting policies regarding determination of whether we are deemed to be the primary beneficiary. As of January 31, 2016, there have been no significant changes in either the nature of our involvement with, or the accounting policies associated with the analysis of VIEs as described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015.
The following table shows the redeemable non-controlling interests relating to the local ownership VIEs that are included in the interim financial statements.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

	April 30, 2015	January 31, 2016
EEA Helicopters Operations B.V.	$15,223	$16,560
Atlantic Aviation Limited and Atlantic Aviation FZE	1,717	1,717
	$16,940	$18,277
Because of the terms of the put and call arrangements with the holder of the non-controlling interest, it is probable that the EEA Helicopter Operations B.V.'s (“EHOB”) non-controlling interest will become redeemable and accordingly it is recorded at its redemption amount. We have elected to recognize any changes in the redemption amount immediately as they occur and adjust the carrying amount of the redeemable non-controlling interest to equal the redemption amount at the end of the reporting period. Reductions in the carrying amount of the redeemable non-controlling interest are only recorded if we have previously recorded increases in the carrying amount of the redeemable non-controlling interest. The change in redemption amount is recognized in additional paid-in capital and as a deduction or addition to the numerator of the net loss per ordinary share calculation.
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

	April 30, 2015	January 31, 2016
Cash and cash equivalents	$128,744	$94,514
Receivables, net of allowance	82,286	67,614
Other current assets	44,262	33,420
Other long-term assets	118,025	134,662
Total assets	$373,317	$330,210

Payables and accruals	$79,382	$59,636
Intercompany payables	135,285	140,881
Other current liabilities	21,280	19,660
Accrued pension obligations	73,102	58,620
Long-term intercompany payables	134,687	104,600
Other long-term liabilities	33,315	30,012
Total liabilities	$477,051	$413,409

	Three months ended		Nine months ended
	January 31, 2015	January 31, 2016	January 31, 2015	January 31, 2016
Revenue	$256,336	$207,753	$841,576	$674,601
Net earnings (loss)	(50,423)	(7,493)	(23,728)	16,849

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

(ii)	Accounts receivable securitization:
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
The following table shows the assets and the associated liabilities related to our secured debt arrangements that are included in the interim financial statements:

	April 30, 2015	January 31, 2016
Restricted cash	$2,634	$5,040
Transferred receivables	62,488	48,743
Current facility secured by accounts receivable	43,379	37,566

(iii)	Trinity Helicopters Limited:
As at January 31, 2015 and 2016, we leased two helicopters from Trinity Helicopters Limited (“Trinity”), an entity considered to be a VIE, which we have determined we are required to consolidate as we are the primary beneficiary.

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
The following table summarizes the amounts recorded for TAS in the consolidated balance sheets:

	April 30, 2015		January 31, 2016
	Carrying amounts	Maximum exposure to loss	Carrying amounts	Maximum exposure to loss
Receivables, net of allowance	$4,398	$4,398	$4,036	$4,036
Equity method investment	25,022	25,022	28,661	28,661
As of January 31, 2015 and 2016, we leased eight helicopters to TAS and provided crew, insurance, maintenance and base services. The total revenue earned from providing these services was $11.7 million and $11.8 million for the three months ended January 31, 2015 and 2016 and $36.1 million and $35.4 million for the nine months ended January 31, 2015 and 2016, respectively.
We received dividends of $1.7 million for the nine months ended January 31, 2015.

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
The following table summarizes the amounts recorded in the consolidated statements of operations prior to December 18, 2014:

	Three months ended		Nine months ended
	January 31, 2015	January 31, 2016	January 31, 2015	January 31, 2016
Operating lease expense	$6,689	$—	$31,896	$—
Other VIE lessors
We have determined that the activity that most significantly impacts the economic performance of the lessor VIEs is the remarketing of the helicopters at the end of the lease term. As we do not have the power to make remarketing decisions, we have determined that we are not the primary beneficiary of the lessor VIEs.
As at January 31, 2015 and 2016, we leased from various entities considered to be VIEs 102 helicopters and 103 helicopters, respectively. All 102 and 103 leases were considered to be operating leases as at January 31, 2015 and 2016, respectively.

3.	Restructuring:
We are undergoing a comprehensive review of our operations, organizational structure and fleet with the view to reducing operating costs. In connection with the ongoing review, we have incurred restructuring expenses consisting of employee related severance costs and other associated costs and the majority of these payments will be made in fiscal 2016. We have also incurred restructuring expenses related to contractual lease payments, maintenance and other costs on specific leased helicopters we have permanently ceased use of in our operations and which do not form part of our prospective fleet strategy. The majority of the lease obligations will expire by fiscal 2018. On an ongoing basis we are monitoring our market environment and where necessary, will incur additional restructuring expenses.
The following table summarizes the activity of the restructuring liability for the nine months ended January 31, 2016:

	Employee related severance and other costs	Lease associated costs	Total
Balance at April 30, 2015	$23,829	$48,583	$72,412
Restructuring expense	20,666	26,723	47,389
Non-cash charges and foreign exchange (i)	382	(3,616)	(3,234)
Cash payments	(32,093)	(24,239)	(56,332)
Balance at January 31, 2016	$12,784	$47,451	$60,235

(i)	The related asset and liability balances for the leased helicopters we have ceased to use were written off to the lease restructuring expenses.
As of January 31, 2016, we have expensed $56.6 million of employee related severance and other costs and $71.1 million of lease associated costs cumulatively to date under this restructuring review.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

4.	Asset impairments:

	Three months ended		Nine months ended
	January 31, 2015	January 31, 2016	January 31, 2015	January 31, 2016
Impairment of property and equipment (a)	$—	$(20,891)	$(128,043)	$(20,891)
Impairment of assets held for sale (b)	—	(4,106)	(5,256)	(4,106)
Impairment of receivables and funded residual value guarantees (a)	—	—	(10,421)	—
Impairment of intangible assets (a)	—	—	(2,686)	—
Impairment of goodwill (c)	(403,536)	—	(403,536)	—
Impairment of inventories (d)	—		—	(10,459)
	$(403,536)	$(24,997)	$(549,942)	$(35,456)

(a)	Impairment of property and equipment, receivables, funded residual value guarantees and intangible assets:
During the nine months ended January 31, 2015, we accelerated our exit from certain older technology helicopter types as we continued with our fleet replacement strategy to better meet our customer demands for newer technology helicopters and to reduce the number of different helicopter types in our fleet. During the nine months ended January 31, 2015 impairment charges were recorded to write down the carrying value of 40 helicopters held for use, the major airframe inspections of five leased helicopters, related rotable parts and embedded equity to their fair values. The carrying values of funded residual value guarantees were written down where we assessed and concluded that as a result of the decline in helicopter values the guarantees will not be recoverable.
During the three and nine months ended January 31, 2016, impairment charges of $20.9 million were recorded to write down the carrying value of 12 older technology helicopter types classified as held for use to their fair value.

(b)	Impairment of assets held for sale:
As at April 30, 2015, we classified five helicopters and two buildings, and as at January 31, 2016, seven helicopters and two buildings, as held for sale as these assets are ready for immediate sale and we expect these assets to be sold within one year.  The held for sale assets totaled $13.4 million and $10.9 million as at April 30, 2015 and January 31, 2016, respectively.
During the nine months ended January 31, 2016, one helicopter was reclassified to assets held for use from held for sale as we determined that we would obtain a higher value from using this helicopter as parts within the business than selling it in the external market. During the nine months ended January 31, 2016, three helicopters and one building were reclassified to assets held for sale from assets held for use.
Impairment charges of $5.3 million were recorded during the nine months ended January 31, 2015 for six helicopters and one building held for sale to write down their carrying value to fair value less costs to sell. Impairment charges of $4.1 million were recorded during the three and nine months ended January 31, 2016 for three helicopters held for sale to write down their carrying value to fair value less costs to sell.

(c)	Impairment of goodwill:
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
In the first step of the impairment test, we concluded that the carrying value of the Helicopter Services segment exceeded its fair value. Therefore, the Company performed a second step to determine the amount

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

of the impairment loss by comparing the carrying value of goodwill against its implied fair value. Based on the analysis there was no implied fair value of goodwill and a preliminary goodwill impairment of $403.5 million was recorded. The impairment was final as of April 30, 2015.

(d)	Impairment of inventories:
During the nine months ended January 31, 2016, we recorded an impairment charge of $10.5 million to increase our provision for obsolete and excess inventories on certain consumable inventories. This impairment charge resulted from the identification of consumable inventories that were in excess of our requirements. This was driven primarily by the significant and longer than initially expected decline in the price of oil and gas, which impacts our view of future utilization of these parts and resulting changes to our fleet and inventory management strategies. Excess consumable inventories have been measured at estimated market value, based on our experience with sales of surplus consumable inventories and our assessment of resale market conditions.

(e)	Non-recurring fair value measurements:
The majority of our non-financial assets are not required to be recorded at fair value on a recurring basis unless certain triggering events occur, such that a non-financial asset is required to be evaluated for impairment and if deemed to be impaired, recorded at its fair value. As a result of impairment, the fair value of certain property and equipment, inventories and assets held for sale such as helicopters, rotables and buildings, were determined using a market approach. Inputs were estimated based on correspondence with helicopter brokers, historical experience with sales, recent transactions involving similar assets, and internal expertise related to the current marketplace conditions. Unobservable inputs obtained from third parties were adjusted as necessary for the condition and attributes of a specific helicopter type, inventory, rotable or building. As the fair value assessment reflects both observable and unobservable inputs, it was determined to be a non-recurring Level 3 fair value measurement.
The fair value of goodwill was determined based on the present value of estimated future cash flows, discounted at a risk-adjusted rate. Our forecasted future cash flows, which incorporated anticipated future revenue growth and related expenses to support the growth and maintain our assets, were used to calculate fair value. The discount rates used represented our estimate of the weighted average cost of capital for the reporting units considering the risks and uncertainty inherent in the cash flows of the reporting units and in our internally developed forecasts. As indicated in part (c) above, all goodwill was attributed to the Helicopter Services reporting unit; the implied fair value of the goodwill was determined by allocating the fair value of Helicopter Services to all of its assets and liabilities as if Helicopter Services had been acquired in a business combination and its fair value was the purchase price paid to acquire Helicopter Services. The use of these unobservable inputs results in the fair value estimate being classified as a Level 3 measurement.

5.	Inventories:

	April 30, 2015	January 31, 2016
Work-in-progress for long-term maintenance contracts under completed contract accounting	$7,551	$8,358
Consumables	118,339	104,998
Provision for obsolete and excess inventories (note 4)	(8,142)	(14,051)
	$117,748	$99,305
During the nine months ended January 31, 2016, we recorded an impairment charge of $10.5 million to increase our provision on certain consumable inventories (note 4). Consumable inventories identified as excess have been measured at estimated market value, based on our experience with past sales of surplus consumable inventories and our assessment of resale market conditions.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

6.	Other assets:

	April 30, 2015	January 31, 2016
Current:
Helicopter operating lease funded residual value guarantees	$24,349	$18,601
Foreign currency embedded derivatives (a) (note 13)	11,754	18,448
Mobilization costs	8,179	5,630
Deferred financing costs	8,126	9,027
Prepaid helicopter rentals	4,166	3,746
Residual value guarantees	2,861	2,133
Foreign currency forward contracts (a) (note 13)	492	32
Other receivables	7,943	6,485
	$67,870	$64,102
Non-current:
Helicopter operating lease funded residual value guarantees	$202,209	$219,316
Helicopter deposits	70,123	66,226
Security deposits	38,695	39,445
Deferred financing costs	38,459	35,202
Foreign currency embedded derivatives (a) (note 13)	22,243	29,298
Long-term income tax receivable	19,490	24,130
Prepaid helicopter rentals	15,941	13,604
Accrued pension asset	15,091	27,740
Mobilization costs	14,760	10,614
Pension guarantee assets	8,521	7,403
Residual value guarantees	8,441	7,208
Foreign currency forward contracts (a) (note 13)	775	—
Other	3,408	3,620
	$458,156	$483,806

(a)
The fair value of the foreign currency embedded derivatives and forward contracts is determined to be a recurring Level 2 fair value measurement. Level 2 measurements are determined using a present value model. Inputs to the present value model include publicly available forward rates, credit spreads and interest rates applicable to the contracts, and inputs are observable for the asset, either directly or indirectly, for substantially the full term of the financial instrument. There were no transfers between categories in the fair value hierarchy.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

7.	Other liabilities:

	April 30, 2015	January 31, 2016
Current:
Restructuring (note 3)	$57,310	$43,283
Foreign currency forward contracts (a) (note 13)	22,562	17,751
Deferred gains on sale-leasebacks of helicopters	13,927	14,644
Residual value guarantees	3,505	2,917
Foreign currency embedded derivatives (a) (note 13)	2,173	130
Contract inducement	742	708
Other	1,881	863
	$102,100	$80,296
Non-current:
Accrued pension obligations	$120,879	$98,521
Deferred gains on sale-leasebacks of helicopters	85,250	71,304
Residual value guarantees	19,245	19,619
Restructuring (note 3)	15,102	16,952
Insurance claims accrual	8,888	8,266
Contract inducement	7,203	6,342
Foreign currency forward contracts (a) (note 13)	6,894	7,295
Foreign currency embedded derivatives (a) (note 13)	2,526	611
Other	7,287	7,238
	$273,274	$236,148

(a)
The fair value of the foreign currency embedded derivatives and forward contracts is determined to be a recurring Level 2 fair value measurement. Level 2 measurements are determined using a present value model. Inputs to the present value model include publicly available forward rates, credit spreads and interest rates applicable to the contracts, and inputs are observable for the liability, either directly or indirectly, for substantially the full term of the financial instrument. There were no transfers between categories in the fair value hierarchy.

8.	Long-term debt obligations:

	Principal Repayment terms	Facility maturity dates	April 30, 2015	January 31, 2016
Senior secured notes	At maturity	October 2020	$1,006,387	$1,007,245
Senior unsecured notes (a)	At maturity	June 2021	135,292	94,732
Senior secured revolving credit facility (b):
US LIBOR plus a 4.5% margin	At maturity	January 2019	—	67,000
Alternate Base Rate plus a 3.5% margin	At maturity	January 2019	—	28,000
Asset-based revolving credit facility (c)	At maturity	June 2020	—	110,800
Capital lease obligations (USD)	Quarterly	February 2016 - September 2025	34,370	72,721
Capital lease obligations (Euro)	Quarterly	September 2025	15,024	14,136
Boundary Bay financing – 6.93% (CAD)	Monthly	April 2035	28,206	23,844
Total long-term debt obligations			1,219,279	1,418,478
Less: current portion			(3,624)	(37,003)
Long-term debt obligations			$1,215,655	$1,381,475

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

(a)	Senior unsecured notes:
During July and August 2015, one of our subsidiaries repurchased $40.6 million of the senior unsecured notes on the open market at prices ranging from 50.50% to 55.25% of the principal plus accrued and unpaid interest of $0.5 million. A gain on extinguishment of $17.8 million related to the discount on repurchase, net of the unamortized deferred financing costs, was recognized during the nine months ended January 31, 2016.

(b)	Senior secured revolving credit facility:
Subsequent to January 31, 2016, the Company borrowed up to the facility credit limit of $375.0 million under our senior secured revolving credit facility.

(c)	Asset-based revolving credit facility:
On June 12, 2015, one of our subsidiaries entered into an asset-based revolving credit facility (the “ABL Facility”) with a syndicate of financial institutions of up to $145.0 million, subject to borrowing base availability. The ABL Facility can be used to finance the acquisition of helicopters of up to a certain percentage of the aggregate eligible helicopter value included within the arrangement and can be drawn in U.S. dollars, Euros or other currencies. It bears interest at an adjusted LIBOR rate plus an applicable margin that ranges from 2.00% to 3.25%, based on the percentage of excess availability in the ABL Facility calculated as of the most recent quarter. The ABL Facility has a five year term and is subject to acceleration of maturity under certain circumstances. The ABL Facility contains mandatory prepayment terms in the event outstanding borrowings exceed the lesser of the borrowing base or the effective commitments under the facility.
The ABL Facility is secured on a first priority perfected security interest in the capital stock of the borrower and in the helicopter equipment it acquires. The ABL Facility covenants include a requirement for us to maintain a fixed charge coverage ratio, as defined, of 1.35:1, and contains other affirmative and negative covenants.

(d)	Overdraft facilities:
At January 31, 2016, the Company had overdraft facilities available of $22.5 million. Subsequent to January 31, 2016, $21.4 million of these overdraft facilities were cancelled.

(e)	Covenant compliance:
At January 31, 2016, we were in compliance with all long-term debt obligations covenants.

9.	Other financing income (charges):

	Three months ended		Nine months ended
	January 31, 2015	January 31, 2016	January 31, 2015	January 31, 2016
Amortization of deferred financing costs	$(1,814)	$(1,918)	$(5,653)	$(5,645)
Net gain (loss) on debt extinguishment (note 8 (a))	(9,990)	—	(17,434)	17,799
Net loss on fair value of foreign currency forward contracts	(26,180)	(7,370)	(39,176)	(22,449)
Net gain on fair value of foreign currency embedded derivatives	30,287	4,362	57,699	22,614
Amortization of guaranteed residual values	(2,006)	(800)	(3,915)	(1,763)
Interest expense	(3,772)	(6,239)	(14,494)	(14,629)
Interest income	5,831	7,384	17,913	19,103
Other	(4,370)	(1,438)	(9,091)	(5,128)
	$(12,014)	$(6,019)	$(14,151)	$9,902

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

10.	Capital stock:
In December 2015, our Board of Directors and shareholders approved a reverse share split, by way of consolidation, whereby all of the Company’s ordinary shares of capital stock (issued and unissued), of a nominal or par value of $0.0001, were adjusted to reflect the reverse share split ratio of 30:1 (that is, each 30 shares of stock were consolidated into one share). The reverse share split was effective as of the open of trading on the New York Stock Exchange (“NYSE”) on December 11, 2015. The primary purpose of the reverse share split was to increase the trading price of the Company’s ordinary shares to meet the $1.00 minimum trading price requirement for continued listing on the NYSE.
The principal effects of the reverse share split were as follows:

•
all capital stock par value and authorized and issued per share information were adjusted retroactively for all prior periods presented to reflect the reverse share split ratio. This includes the calculations of our weighted average number of ordinary shares outstanding and net loss per ordinary share available to common stockholders;

•
proportional adjustments were made to the number of ordinary shares available for issuance under the CHC Group Ltd. 2013 Omnibus Incentive Plan (the “2013 Incentive Plan”) and those subject to outstanding equity awards (including stock options, time-based restricted stock units, performance based restricted stock units, service vesting stock options and shares and share price performance options and shares). Additionally, the exercise price of any stock options outstanding under the 2013 Incentive Plan and those subject to other outstanding equity awards were proportionally adjusted to reflect the reverse share split ratio; and

•
proportional adjustments were made to the per-share conversion price of the Company’s redeemable convertible preferred shares in accordance with the Rights and Restrictions of the Redeemable Convertible Preferred Shares. The reverse share split had no impact on the total number of authorized preferred shares or redeemable convertible preferred shares nor the number of redeemable convertible preferred shares issued and outstanding or its par value.

On February 1, 2016 we received written notice from the NYSE of its intent to delist the Company’s ordinary shares from the NYSE. The NYSE suspended trading of the Company’s ordinary shares effective as of the market close on February 1, 2016, pursuant to NYSE requirements that NYSE-listed companies maintain an average global market capitalization of $15.0 million or more over a consecutive 30 trading day period.
The Company’s ordinary shares were accepted for listing on the OTCQX Best Market (“OTCQX”), operated by OTC Markets Group Inc. (“OTC”), and trading in the Company’s ordinary shares commenced on the OTCQX under the ticker symbol HELIF on February 2, 2016.

11.	Income taxes:
During the three months ended January 31, 2015 and 2016, we recorded income tax expense of $10.2 million and $2.6 million resulting in effective tax rates of (2.2)% and (3.6)%, respectively. During the nine months ended January 31, 2015 and 2016, we recorded income tax expense of $25.3 million and $12.5 million, respectively, resulting in effective tax rates of (3.9)% and (8.2)%, respectively.
During the three and nine months ended January 31, 2016, there were no new uncertain tax positions identified. The income tax expense reflects primarily the current corporate income taxes in taxable jurisdictions and withholding taxes. For most jurisdictions we determined that the deferred tax assets are not more likely than not to be realized and therefore we continue to recognize a valuation allowance in respect of these deferred tax assets.
As of January 31, 2016, there was $27.2 million in unrecognized tax benefits, of which $21.9 million would have an impact on the effective tax rate, if recognized.
The total amount of interest and penalties accrued on the consolidated balance sheets at April 30, 2015 and January 31, 2016 was $9.3 million and $10.4 million, respectively.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

12.	Employee pension plans:
The net defined benefit pension plan income is as follows:

	Three months ended		Nine months ended
	January 31, 2015	January 31, 2016	January 31, 2015	January 31, 2016
Current service cost	$4,479	$3,631	$15,015	$11,505
Interest cost	7,514	5,399	24,554	16,891
Expected return on plan assets	(11,854)	(9,853)	(38,878)	(30,955)
Amortization of net actuarial and experience losses	475	1,160	1,495	3,621
Amortization of past service credits	(156)	(118)	(442)	(366)
Employee contributions	(735)	(379)	(2,417)	(1,199)
	$(277)	$(160)	$(673)	$(503)

13.	Derivative financial instruments and fair value measurements:
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
The outstanding foreign exchange forward contracts are as follows:

	Notional		Fair value liability	Maturity
April 30, 2015
Purchase contracts to sell U.S. dollars and buy Canadian dollars	CAD	228,000	$(15,220)	May 2015 to November 2017
Purchase contracts to sell U.S. dollars and buy Euros		€42,051	(7,405)	September 2015 to November 2015
Purchase contracts to sell Pounds Sterling and buy Euros		€31,000	(5,564)	May 2015 to December 2016

January 31, 2016
Purchase contracts to sell U.S. dollars and buy Canadian dollars	CAD	183,000	$(23,307)	February 2016 to November 2017
Purchase contracts to sell Pounds Sterling and buy Euros		€14,000	(1,707)	February 2016 to December 2016
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
The carrying values of the other financial instruments, which are measured at other than fair value, approximate fair value due to the short terms to maturity, except for non-revolving debt obligations, the fair values of which are as follows:

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

	April 30, 2015		January 31, 2016
	Fair value	Carrying value	Fair value	Carrying value
Senior secured notes	$893,467	$1,006,387	$443,752	$1,007,245
Senior unsecured notes	89,800	135,292	14,115	94,732
The fair value of the senior secured and unsecured notes is determined based on market information provided by third parties which is considered to be a Level 2 measurement in the fair value hierarchy.

14.	Guarantees:
We have provided limited guarantees to third parties under some of our operating leases relating to a portion of the residual helicopter values at the termination of the leases, which have terms expiring between fiscal 2016 and 2024. Our exposure under the asset value guarantees including guarantees in the form of funded and unfunded residual value guarantees is approximately $251.0 million and $260.5 million as at April 30, 2015 and January 31, 2016, respectively.

15.	Commitments:
We have helicopter operating leases for 169 helicopters and 157 helicopters at April 30, 2015 and January 31, 2016, respectively. As at January 31, 2016, these leases had expiry dates ranging from fiscal 2016 to 2025. For those helicopters where we have an unexercised option to purchase them for agreed amounts, the purchase options do not constitute bargain purchase options and we do not have a commitment to exercise the options. With respect to such leased helicopters, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at our expense. We either perform this work internally through our own repair and overhaul facilities or have the work performed by an external repair and overhaul service provider.
As at January 31, 2016, we have commitments with respect to operating leases for helicopters, buildings, land and equipment. The minimum lease rentals required under operating leases are payable in the following amounts over the following years ended January 31:

	Helicopter operating leases (i)	Building, land and equipment operating leases	Total operating leases
2017	$274,298	$13,593	$287,891
2018	261,873	10,710	272,583
2019	249,308	8,463	257,771
2020	218,829	5,550	224,379
2021	163,012	3,868	166,880
Thereafter	178,751	33,209	211,960
	$1,346,071	$75,393	$1,421,464

(i)
The helicopter operating leases exclude the remaining contractual lease commitments for 16 helicopters that we have permanently ceased use of in our operations and which do not form part of our prospective fleet strategy, which have been provided for as part of restructuring expense (note 3).

As at January 31, 2016, we have a total commitment of $236.8 million for the purchase of new helicopters. These helicopters are expected to be delivered in fiscal 2016 ($30.0 million), 2017 ($140.6 million) and 2018 ($66.2 million). We also have additional flexible orders of $244.6 million which allow us to monitor the market recovery before confirming dates and the type of aircraft for deliveries. Our additional flexible orders can also be cancelled with no further payment, subject to periodic forfeitures of deposits paid to date, up to a maximum of $28.5 million in forfeitures.
The terms of certain of the helicopter lease agreements impose operating and financial limitations on us. Such agreements limit the extent to which we may, among other things, incur indebtedness and fixed charges relative to our level of consolidated adjusted earnings before interest, taxes, depreciation and amortization all as defined in the relevant agreements.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

As at January 31, 2016, we were in compliance with all helicopter lease covenants. Unless we benefit from an improvement in our operating conditions or are able to achieve a satisfactory alternative with our lessors, obtain waivers or otherwise optimize our financial commitments, we do not expect to be able to remain in compliance with financial covenants in aircraft leases with remaining commitments of approximately $258 million during the first quarter of fiscal 2017. Generally, in the event of a covenant breach, a lessor has the option to terminate the lease and require the return of the helicopter, with the repayment of any arrears of lease payments plus additional damages which may include the present value of all future lease payments and certain other amounts which could be material to our financial position. The helicopter would then be sold and a percentage of the surplus, if any, returned to us, or leased with future lease payments reducing the aforesaid damages. If and when necessary, we intend to seek consensual adjustments to covenant levels with our lessors, but there can be no assurance that we will be successful. If unsuccessful, our cash may not be sufficient to meet commitments as they come due for the next twelve months.
Defaults on payment obligations in an aggregate amount in excess of $50 million would constitute an event of default under each of our senior secured notes, senior unsecured notes, our senior secured revolving credit facility and our ABL Facility. Upon a declared default, each note indenture trustee and each lender would be able to exercise its rights and remedies under the affected notes, facilities and leases, which could include the right to accelerate payment of amounts outstanding.  Many of our other lease and financing agreements include cross-default and cross-acceleration provisions as a result of which a payment default (subject to a certain threshold), an acceleration, or a failure to respect financial covenants under one agreement may result in an event of default or acceleration event under such other agreements.  In such an event, each note indenture trustee and the lenders could elect to declare all amounts outstanding under such facilities immediately due and payable.  Although we would expect in the event of a potential cross-default and cross-acceleration to negotiate with our note indenture trustees, lenders and lessors to seek a waiver of such default or an amendment to the relevant agreements, we may not be successful.  In the event of any acceleration of our debt under our other financing arrangements, we cannot assure you that our assets will be sufficient to repay our obligations in full and in that event we may need to seek the protection of Chapter 11 of the U.S. Bankruptcy Code and/or similar insolvency statutes in non-U.S. jurisdictions. See “Part II - Other Information - Item 1A - Risk Factors”.
Subsequent to January 31, 2016, one helicopter lessor alleged a default relating to a technical maintenance dispute under certain of its leases related to four AS332 L2 aircraft.  There is no known dispute over non-payment of rent or other payment default and all leases with this lessor continue, unterminated.  We dispute the basis of the alleged default. While we are working with the lessor to reach an amicable solution and to ensure a withdrawal of the notice of alleged default, if necessary we will vigorously defend against it. At this time it is not possible to determine the ultimate outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.

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
The two securities class action lawsuits that were previously filed against the Company were consolidated into a single action, Rudman et al. v. CHC Group et al., which is pending in federal district court for the Southern District of New York.  A consolidated amended complaint was filed on November 6, 2015. The amended complaint alleges that the Company and others failed to disclose in our IPO materials that one of our major customers, Petrobras, had suspended payments on certain contracts due to the global stand-down of Airbus H225 aircraft.  The amended complaint seeks class treatment and unspecified damages.  CHC has filed a motion to dismiss, with argument on the motion anticipated to be held in the spring of 2016.  The Company maintains adequate insurance to respond to the lawsuit. Moreover, the Company disputes the allegations in the complaints and will vigorously defend against them.
In addition, from time to time, we are involved in tax and other disputes with various government agencies. The following summarizes certain of these pending disputes:

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

On May 2, 2008, Brazilian customs authorities seized one of our helicopters (customs value of $10.0 million) as a result of allegations that we violated Brazilian customs law by failing to ensure our customs agent and the customs agent’s third-party shipping company followed approved routing of the helicopter during transport. We secured release of the helicopter and are disputing through court action any claim for penalties associated with the seizure and the alleged violation. We preserved our rights by filing a civil action against our customs agent for any losses that may result. The State Court of São Paulo has ruled that our agent will be responsible for the value of the helicopter if the government’s seizure is upheld. At January 31, 2016, it is not possible to determine the ultimate outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.
Our Brazilian subsidiary is disputing claims from the Brazilian tax authorities that it was not entitled to certain credits in 2004 and 2007. The tax authorities are seeking up to $1.5 million in additional taxes plus interest and penalties. We believe that based on our interpretation of tax legislation and well established aviation industry practice we are in compliance with all applicable tax legislation and plan to defend this claim vigorously. At January 31, 2016, it is not possible to determine the outcome of this matter or the significance, if any, to our business, financial condition and results of operations.
Our Brazilian subsidiary is also disputing assessments from the municipal governments in Macaé and Cabo Frio related to cross-border flights and invoicing. The municipalities are seeking up to $3.6 million in taxes and penalties. We do not believe the Company is liable for these amounts and will continue to dispute these assessments at the administrative level before the Municipal Tax Secretary in each jurisdiction. At January 31, 2016, it is not possible to determine the outcome of this matter or the significance, if any, to our business, financial condition and results of operations.
In the United Kingdom, the Ministry for Transport is investigating potential wrongdoing involving two ex-employees in conjunction with the SAR-H bid award processes. This arose from our self-reporting potential improprieties by these individuals upon their discovery in 2010. The SAR-H bid process was subsequently cancelled. We will continue to cooperate in all aspects of the investigation. On July 30, 2014, the UK Treasury Solicitors filed a claim for bid recovery costs of £17.8 million ($25.2 million) against us and other parties involved in our cancelled bid.  We dispute the bases for the claim and intend to vigorously defend against it. At January 31, 2016, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.

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

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Three months ended January 31, 2015
	Helicopter Services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$375,241	$39,825	$—	$—	$415,066
Add: Inter-segment revenues	—	20,017	—	(20,017)	—
Total revenue	375,241	59,842	—	(20,017)	415,066
Direct costs (i)	(253,260)	(54,528)	—	20,039	(287,749)
Earnings from equity accounted investees	5,858	—	—	—	5,858
General and administration costs	—	—	(19,878)	—	(19,878)
Adjusted EBITDAR (ii)	127,839	5,314	(19,878)	22	113,297
Helicopter lease and associated costs	(66,523)	—	—	—	(66,523)
Depreciation					(30,794)
Restructuring expense (note 3)					(3,441)
Asset impairments (note 4)					(403,536)
Loss on disposal of assets					(3,056)
Operating loss					(394,053)
Interest on long-term debt					(29,996)
Foreign exchange loss					(18,464)
Other financing charges					(12,014)
Income tax expense					(10,189)
Net loss					$(464,716)

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statements of operations these costs are combined.

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

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Three months ended January 31, 2016
	Helicopter Services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$293,508	$39,581	$—	$—	$333,089
Add: Inter-segment revenues	—	23,491	—	(23,491)	—
Total revenue	293,508	63,072	—	(23,491)	333,089
Direct costs (i)	(175,384)	(55,067)	—	22,733	(207,718)
Earnings from equity accounted investees	1,190	—	—	—	1,190
General and administration costs	—	—	(18,189)	—	(18,189)
Adjusted EBITDAR (ii)	119,314	8,005	(18,189)	(758)	108,372
Helicopter lease and associated costs	(61,593)	—	—	—	(61,593)
Depreciation					(38,766)
Restructuring expense (note 3)					(11,799)
Asset impairments (note 4)					(24,997)
Loss on disposal of assets					(1,643)
Operating loss					(30,426)
Interest on long-term debt					(31,288)
Foreign exchange loss					(5,733)
Other financing charges					(6,019)
Income tax expense					(2,618)
Net loss					$(76,084)

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statements of operations these costs are combined.

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

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Nine months ended January 31, 2015
	Helicopter Services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$1,216,143	$117,793	$—	$—	$1,333,936
Add: Inter-segment revenues	—	80,054	—	(80,054)	—
Total revenue	1,216,143	197,847	—	(80,054)	1,333,936
Direct costs (i)	(833,391)	(179,222)	—	79,417	(933,196)
Earnings from equity accounted investees	9,914	—	—	—	9,914
General and administration costs	—	—	(64,229)	—	(64,229)
Adjusted EBITDAR (ii)	392,666	18,625	(64,229)	(637)	346,425
Helicopter lease and associated costs	(194,341)	—	—	—	(194,341)
Depreciation					(97,672)
Restructuring expense (note 3)					(3,441)
Asset impairments (note 4)					(549,942)
Loss on disposal of assets					(10,934)
Operating loss					(509,905)
Interest on long-term debt					(99,583)
Foreign exchange loss					(26,835)
Other financing charges					(14,151)
Income tax expense					(25,301)
Net loss					$(675,775)

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statements of operations these costs are combined.

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

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Nine months ended January 31, 2016
	Helicopter Services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$958,887	$110,892	$—	$—	$1,069,779
Add: Inter-segment revenues	—	67,760	—	(67,760)	—
Total revenue	958,887	178,652	—	(67,760)	1,069,779
Direct costs (i)	(588,468)	(157,040)	—	64,195	(681,313)
Earnings from equity accounted investees	3,961	—	—	—	3,961
General and administration costs	—	—	(52,642)	—	(52,642)
Adjusted EBITDAR (ii)	374,380	21,612	(52,642)	(3,565)	339,785
Helicopter lease and associated costs	(189,548)	—	—	—	(189,548)
Depreciation					(114,584)
Restructuring expense (note 3)					(47,389)
Asset impairments (note 4)					(35,456)
Loss on disposal of assets					(4,049)
Operating loss					(51,241)
Interest on long-term debt					(85,520)
Foreign exchange loss					(25,363)
Other financing income					9,902
Income tax expense					(12,468)
Net loss					$(164,690)

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statements of operations these costs are combined.

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
The Company and certain of its direct and indirect wholly owned subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guaranteed on a joint and several basis certain outstanding indebtedness of CHC Helicopter S.A. (the "Issuer"), one of our subsidiaries. The following consolidating schedules present financial information as of January 31, 2016 and for the nine months ended January 31, 2015 and 2016, based on the guarantor structure that was in place at January 31, 2016.
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
(1) During October 2014, the Sub-Parent entities were liquidated.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Balance Sheets as at January 31, 2016 (Expressed in thousands of United States dollars)	Parent	Sub-Parent (1)	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$61	$—	$206,466	$223,935	$—	$(322,345)	$108,117
Receivables, net of allowance for doubtful accounts	83	—	113	85,724	113,922	(871)	198,971
Current intercompany receivables	127	—	334,514	456,464	413,749	(1,204,854)	—
Income taxes receivable	—	—	—	2,054	3,996	—	6,050
Deferred income tax assets	—	—	—	58	47	—	105
Inventories	—	—	—	93,164	6,141	—	99,305
Prepaid expenses	464	—	—	14,190	12,861	—	27,515
Other assets	—	—	137,353	173,419	75,032	(321,702)	64,102
	735	—	678,446	1,049,008	625,748	(1,849,772)	504,165
Property and equipment, net	—	—	—	620,387	334,204	—	954,591
Investments	—	—	—	351,902	28,656	(344,110)	36,448
Intangible assets	—	—	—	158,073	2,875	—	160,948
Restricted cash	—	—	—	3,928	14,327	—	18,255
Other assets	45	—	18,390	395,645	88,116	(18,390)	483,806
Long-term intercompany receivables	—	—	37,273	64,697	386,668	(488,638)	—
Deferred income tax assets	—	—	—	324	503	—	827
Assets held for sale	—	—	—	10,863	—	—	10,863
	$780	$—	$734,109	$2,654,827	$1,481,097	$(2,700,910)	$2,169,903
Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Bank indebtedness	$—	$—	$—	$—	$115,879	$(115,879)	$—
Payables and accruals	1,862	—	30,289	178,300	95,591	(30,285)	275,757
Deferred revenue	—	—	—	28,552	8,463	—	37,015
Income taxes payable	—	—	12	34,379	4,555	(12)	38,934
Current intercompany payables	37,125	—	47,273	395,469	445,207	(925,074)	—
Deferred income tax liabilities	—	—	—	15	31	—	46
Current facility secured by accounts receivable	—	—	—	—	37,566	—	37,566
Other liabilities	546	—	52,056	126,312	137,787	(236,405)	80,296
Current portion of long-term debt obligations	—	—	—	37,003	—	—	37,003
	39,533	—	129,630	800,030	845,079	(1,307,655)	506,617
Long-term debt obligations	—	—	1,196,977	1,270,675	110,800	(1,196,977)	1,381,475
Long-term intercompany payables	—	—	—	385,948	65,426	(451,374)	—
Deferred revenue	—	—	—	33,252	24,634	—	57,886
Other liabilities	—	—	—	164,065	72,083	—	236,148
Deferred income tax liabilities	—	—	—	137	8,116	—	8,253
Total liabilities	39,533	—	1,326,607	2,654,107	1,126,138	(2,956,006)	2,190,379
Redeemable non-controlling interests	—	—	16,560	16,560	(30,752)	15,909	18,277
Redeemable convertible preferred shares	630,001	—	—	—	—	—	630,001
Shareholders' equity (deficit)	(668,754)	—	(609,058)	(15,840)	385,711	239,187	(668,754)
	$780	$—	$734,109	$2,654,827	$1,481,097	$(2,700,910)	$2,169,903
(1) During October 2014, the Sub-Parent entities were liquidated.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Statements of Operations and Comprehensive Loss for the three months ended January 31, 2015 (Expressed in thousands of United States dollars)	Parent	Sub-Parent (1)	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$263,296	$274,410	$(122,640)	$415,066
Operating expenses:
Direct costs	—	—	—	(204,539)	(272,373)	122,640	(354,272)
Earnings (loss) from equity accounted investees	(464,596)	—	(517,004)	(235,454)	1,265	1,221,647	5,858
General and administration costs	(5,418)	—	(378)	(15,127)	667	378	(19,878)
Depreciation	—	—	—	(25,584)	(5,210)	—	(30,794)
Restructuring expense	(1,733)	—	—	(1,219)	(489)	—	(3,441)
Asset impairments	—	—	—	(309,163)	(94,373)	—	(403,536)
Loss on disposal of assets	—	—	—	(724)	(2,332)	—	(3,056)
	(471,747)	—	(517,382)	(791,810)	(372,845)	1,344,665	(809,119)
Operating loss	(471,747)	—	(517,382)	(528,514)	(98,435)	1,222,025	(394,053)
Financing income (charges)	265	—	55,777	73,013	(133,752)	(55,777)	(60,474)
Loss before income tax	(471,482)	—	(461,605)	(455,501)	(232,187)	1,166,248	(454,527)
Income tax expense	—	—	(647)	(9,094)	(1,095)	647	(10,189)
Net loss	$(471,482)	$—	$(462,252)	$(464,595)	$(233,282)	$1,166,895	$(464,716)
Net earnings (loss) attributable to:
Controlling interest	$(471,482)	$—	$(462,252)	$(464,595)	$(240,048)	$1,166,895	$(471,482)
Non-controlling interests	—	—	—	—	6,766	—	6,766
Net loss	$(471,482)	$—	$(462,252)	$(464,595)	$(233,282)	$1,166,895	$(464,716)
Comprehensive loss	$(552,235)	$—	$(538,440)	$(545,348)	$(263,270)	$1,359,641	$(539,652)
(1) During October 2014, the Sub-Parent entities were liquidated.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Statements of Operations and Comprehensive Loss for the nine months ended January 31, 2015 (Expressed in thousands of United States dollars)	Parent	Sub-Parent (1)	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$854,211	$897,656	$(417,931)	$1,333,936
Operating expenses:
Direct costs	—	—	—	(654,167)	(891,301)	417,931	(1,127,537)
Earnings (loss) from equity accounted investees	(680,226)	(65,707)	(770,778)	(353,071)	4,307	1,875,389	9,914
General and administration costs	(15,977)	(105)	(1,139)	(48,149)	2	1,139	(64,229)
Depreciation	—	—	—	(82,648)	(15,024)	—	(97,672)
Restructuring expense	(1,733)	—	—	(1,219)	(489)	—	(3,441)
Asset impairments	—	—	—	(453,294)	(96,648)	—	(549,942)
Loss on disposal of assets	—	—	—	(8,316)	(2,618)	—	(10,934)
	(697,936)	(65,812)	(771,917)	(1,600,864)	(1,001,771)	2,294,459	(1,843,841)
Operating loss	(697,936)	(65,812)	(771,917)	(746,653)	(104,115)	1,876,528	(509,905)
Financing income (charges)	772	72	94,650	88,572	(229,985)	(94,650)	(140,569)
Loss before income tax	(697,164)	(65,740)	(677,267)	(658,081)	(334,100)	1,781,878	(650,474)
Income tax recovery (expense)	—	20	(1,997)	(22,132)	(3,189)	1,997	(25,301)
Net loss	$(697,164)	$(65,720)	$(679,264)	$(680,213)	$(337,289)	$1,783,875	$(675,775)
Net earnings (loss) attributable to:
Controlling interest	$(697,164)	$(65,720)	$(679,264)	$(680,213)	$(358,678)	$1,783,875	$(697,164)
Non-controlling interests	—	—	—	—	21,389	—	21,389
Net loss	$(697,164)	$(65,720)	$(679,264)	$(680,213)	$(337,289)	$1,783,875	$(675,775)
Comprehensive loss	$(872,455)	$(154,122)	$(846,617)	$(855,504)	$(397,549)	$2,282,266	$(843,981)
(1) During October 2014, the Sub-Parent entities were liquidated.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Cash flows for the nine months ended January 31, 2015 (Expressed in thousands of US dollars)	Parent	Sub-Parent (1)	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$9,600	$(88)	$(259,790)	$51,345	$(105,902)	$259,920	$(44,915)
Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	—	(18,666)	—	(18,666)
Net proceeds from issuance of capital stock	—	—	574,000	574,000	160,000	(1,308,000)	—
Net proceeds from issuance of redeemable convertible preference shares	572,819	—	—	—	—	—	572,819
Long-term debt proceeds	—	—	325,000	325,000	—	(325,000)	325,000
Long-term debt repayments	—	—	(325,000)	(328,055)	—	325,000	(328,055)
Redemption of senior secured notes	—	—	(158,681)	(158,681)	—	158,681	(158,681)
Redemption and repurchases of senior unsecured notes	—	—	(151,683)	(151,683)	—	151,683	(151,683)
Distribution paid to non-controlling interest	(8,500)	—	—	—	—	—	(8,500)
Long-term intercompany flow-issuance of debt	—	—	84,900	—	—	(84,900)	—
Dividends paid	—	—	—	—	(7,697)	7,697	—
Cash provided by financing activities	564,319	—	348,536	260,581	133,637	(1,074,839)	232,234
Investing activities:
Property and equipment additions	—	—	—	(271,886)	(105,265)	(130)	(377,281)
Proceeds from disposal of property and equipment	—	—	—	141,515	136	—	141,651
Helicopter deposits net of lease inception refunds	—	—	—	(39,122)	—	—	(39,122)
Proceeds from sale of equity accounted investee	—	—	—	4,382	—	—	4,382
Investment in subsidiaries	(574,000)	—	(160,000)	(160,000)	—	894,000	—
Restricted cash	—	—	—	2,841	2,737	—	5,578
Dividends received	—	—	115,015	7,697	—	(122,712)	—
Cash used in investing activities	(574,000)	—	(44,985)	(314,573)	(102,392)	771,158	(264,792)
Cash provided by (used in) operations	(81)	(88)	43,761	(2,647)	(74,657)	(43,761)	(77,473)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(19,589)	11,620	—	(7,969)
Change in cash and cash equivalents during the period	(81)	(88)	43,761	(22,236)	(63,037)	(43,761)	(85,442)
Cash and cash equivalents, beginning of the period	90	88	98,067	315,602	(13,258)	(98,067)	302,522
Cash and cash equivalents, end of the period	$9	$—	$141,828	$293,366	$(76,295)	$(141,828)	$217,080
(1) During October 2014, the Sub-Parent entities were liquidated.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Statements of Operations and Comprehensive Loss for the three months ended January 31, 2016 (Expressed in thousands of United States dollars)	Parent	Sub-Parent (1)	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$218,704	$224,896	$(110,511)	$333,089
Operating expenses:
Direct costs	—	—	(8)	(162,540)	(217,282)	110,519	(269,311)
Earnings (loss) from equity accounted investees	(70,558)	—	(26,846)	(12,714)	1,168	110,140	1,190
General and administration costs	(3,268)	—	(278)	(15,785)	864	278	(18,189)
Depreciation	—	—	—	(30,442)	(8,324)	—	(38,766)
Restructuring expense	355	—	—	(7,232)	(4,922)	—	(11,799)
Asset impairments	—	—	—	(22,014)	(2,983)	—	(24,997)
Loss on disposal of assets	—	—	—	(1,643)	—	—	(1,643)
	(73,471)	—	(27,132)	(252,370)	(231,479)	220,937	(363,515)
Operating loss	(73,471)	—	(27,132)	(33,666)	(6,583)	110,426	(30,426)
Financing income (charges)	45	—	(41,463)	(35,185)	(7,900)	41,463	(43,040)
Loss before income tax	(73,426)	—	(68,595)	(68,851)	(14,483)	151,889	(73,466)
Income tax recovery (expense)	4	—	(548)	(1,707)	(915)	548	(2,618)
Net loss	$(73,422)	$—	$(69,143)	$(70,558)	$(15,398)	$152,437	$(76,084)
Net earnings (loss) attributable to:
Controlling interest	$(73,422)	$—	$(69,143)	$(70,558)	$(12,736)	$152,437	$(73,422)
Non-controlling interests	—	—	—	—	(2,662)	—	(2,662)
Net loss	$(73,422)	$—	$(69,143)	$(70,558)	$(15,398)	$152,437	$(76,084)
Comprehensive loss	$(79,468)	$—	$(70,179)	$(76,604)	$(63,547)	$207,714	$(82,084)
(1) During October 2014, the Sub-Parent entities were liquidated.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Statements of Operations and Comprehensive Loss for the nine months ended January 31, 2016 (Expressed in thousands of United States dollars)	Parent	Sub-Parent (1)	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$696,282	$724,936	$(351,439)	$1,069,779
Operating expenses:
Direct costs	—	—	(8)	(532,346)	(689,954)	351,447	(870,861)
Earnings (loss) from equity accounted investees	(157,677)	—	(98,473)	(45,399)	3,640	301,870	3,961
General and administration costs	(11,289)	—	(1,078)	(43,661)	2,308	1,078	(52,642)
Depreciation	—	—	—	(91,195)	(23,389)	—	(114,584)
Restructuring expense	(2,073)	—	—	(35,331)	(9,985)	—	(47,389)
Asset impairments	—	—	—	(32,199)	(3,257)	—	(35,456)
Loss on disposal of assets	—	—	—	(3,448)	(601)	—	(4,049)
	(171,039)	—	(99,559)	(783,579)	(721,238)	654,395	(1,121,020)
Operating income (loss)	(171,039)	—	(99,559)	(87,297)	3,698	302,956	(51,241)
Financing income (charges)	132	—	(53,885)	(58,987)	(42,126)	53,885	(100,981)
Loss before income tax	(170,907)	—	(153,444)	(146,284)	(38,428)	356,841	(152,222)
Income tax recovery (expense)	7	—	(1,710)	(11,393)	(1,082)	1,710	(12,468)
Net loss	$(170,900)	$—	$(155,154)	$(157,677)	$(39,510)	$358,551	$(164,690)
Net earnings (loss) attributable to:
Controlling interest	$(170,900)	$—	$(155,154)	$(157,677)	$(45,720)	$358,551	$(170,900)
Non-controlling interests	—	—	—	—	6,210	—	6,210
Net loss	$(170,900)	$—	$(155,154)	$(157,677)	$(39,510)	$358,551	$(164,690)
Comprehensive loss	$(221,453)	$—	$(200,374)	$(208,230)	$(81,455)	$506,707	$(204,805)
(1) During October 2014, the Sub-Parent entities were liquidated.

CHC Group Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Cash flows for the nine months ended January 31, 2016 (Expressed in thousands of US dollars)	Parent	Sub-Parent (1)	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(51)	$—	$50,503	$143,697	$(181,155)	$(50,503)	$(37,509)
Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	—	369	—	369
Net proceeds from issuance of capital stock	—	—	—	—	200	(200)	—
Long-term debt proceeds	—	—	422,000	422,000	110,900	(422,000)	532,900
Long-term debt repayments	—	—	(327,000)	(329,892)	(100)	327,000	(329,992)
Proceeds from bank indebtedness	—	—	—	—	115,879	(115,879)	—
Redemption and repurchases of senior unsecured notes	—	—	(22,101)	(22,101)	—	22,101	(22,101)
Increase in deferred financing costs	—	—	—	—	(4,822)	—	(4,822)
Dividends paid	—	—	—	—	(606)	606	—
Cash provided by financing activities	—	—	72,899	70,007	221,820	(188,372)	176,354
Investing activities:
Property and equipment additions	—	—	—	(69,716)	(65,982)	—	(135,698)
Proceeds from disposal of property and equipment	—	—	—	28,881	—	—	28,881
Helicopter deposits net of lease inception refunds	—	—	—	(39,199)	(557)	—	(39,756)
Investment in subsidiaries	—	—	—	(200)	—	200	—
Restricted cash	—	—	—	2,184	(5,892)	—	(3,708)
Dividends received	—	—	606	606	—	(1,212)	—
Cash provided by (used in) investing activities	—	—	606	(77,444)	(72,431)	(1,012)	(150,281)
Cash provided by (used in) operations	(51)	—	124,008	136,260	(31,766)	(239,887)	(11,436)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8,753)	(5,991)	—	(14,744)
Change in cash and cash equivalents during the period	(51)	—	124,008	127,507	(37,757)	(239,887)	(26,180)
Cash and cash equivalents, beginning of the period	112	—	82,458	96,428	37,757	(82,458)	134,297
Cash and cash equivalents, end of the period	$61	$—	$206,466	$223,935	$—	$(322,345)	$108,117
(1) During October 2014, the Sub-Parent entities were liquidated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance. The following discussion of our results of operations and financial condition should be read in conjunction with the unaudited interim consolidated financial statements and related notes thereto included elsewhere in this report and our audited annual consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015, filed with the Securities and Exchange Commission, or SEC, on July 1, 2015, and the MD&A contained therein. In the discussion that follows, the terms “prior year quarter" and "current year quarter” and "prior year period" and "current year period" refers to the three and nine months ended January 31, 2015 and 2016, respectively. The following discussions include forward-looking statements that involve certain risks and uncertainties, including those identified in the “Risk Factors” section elsewhere in this Quarterly Report on Form 10-Q and incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended April 30, 2015.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements, including statements regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. Factors that could cause our actual results to differ materially from our forward-looking statements include, but are not limited to, the following:

•	we have a history of net losses;

•
the oil and gas industries on which we are largely dependent are suffering through a severe downturn, resulting in significant negative impact on demand for our services, and no assurance can be given that the downturn will not continue to be prolonged;

•
our substantial level of indebtedness, operating lease commitments, purchase and other commitments could materially adversely affect our ability to fulfill our obligations under our debt agreements, our ability to react to changes in our business and our ability to incur additional debt to fund future needs;

•	we may not be able to generate sufficient cash flows to finance our liquidity needs;

•
we may not be successful in complying with financial covenants contained in our helicopter lease agreements or service all of our indebtedness, and our efforts to optimize our capital structure and negotiate with creditors and lessors in order to satisfy our obligations under our indebtedness and leases may not be successful;

•	other agreements governing our financial indebtedness contain financial covenants that we may fail to meet in the future;

•
we may seek the protection of bankruptcy courts, insolvency or other reorganization proceedings, which may harm our business and place security holders at significant risk of losing some or all of their interests in the Company;

•
our independent registered public accounting firm may include an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the fiscal year ending April 30, 2016;

•
our failure to maintain compliance with all applicable OTC Best Market (“OTCQX”) listing requirements could cause the OTC to downgrade our ordinary shares, which may have an adverse impact on the trading volume, liquidity and the market price of our ordinary shares;

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

•
our business requires substantial capital expenditures, lease and working capital financing. Any further deterioration of current industry or business conditions or the capital markets generally could continue to adversely impact our business, financial condition, results of operations and level of indebtedness;

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

•	assimilating any future material acquisitions into our company may strain our resources and have an adverse effect on our business;

•	the loss of key personnel or difficulty in attracting sufficient talent could affect our growth and future success;

•	labor problems could adversely affect us;

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

•
our Major Investors, Clayton, Dubilier & Rice (“CD&R”) and First Reserve Management, L.P., may compete with us, and our articles of association contain a provision that expressly permits our non-employee directors to compete with us.

We caution you that the above list of cautionary statements is not exhaustive and should be considered with the risks described under “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q and those identified in the "Risk Factors" section of the Annual Report 10-K for the fiscal year ended April 30, 2015 and the Quarterly Reports on Form 10-Q for the quarterly periods ended July 31, 2015 and October 31, 2015. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. We disclaim any intentions or obligations to update or revise any forward-looking information, whether as a result of new information, future events or otherwise, except in accordance with applicable securities laws.
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
Overview of Business
We are one of the world’s largest commercial operators of helicopters based on revenue of $1.7 billion in fiscal 2015 and based on our fleet of 231 heavy and medium helicopters as of January 31, 2016. With bases on six continents, we are one of only two global commercial helicopter service providers to the offshore oil and gas industry. Our mission is to provide the highest level of service in the industry, which we believe will enable our customers to go further, do more and come home safely. With nearly 70 years of experience providing helicopter services, we believe our brand and reputation have become associated with safe and reliable transportation and mission-critical logistics solutions.
Our helicopters are primarily used to facilitate large, long-distance crew changes on offshore production facilities and drilling rigs. We also provide search and rescue services, or SAR, and emergency medical services, or EMS, to government agencies and to our oil and gas customers. We maintain a presence in most major offshore oil and gas markets through a network of approximately 60 bases with operations on six continents. We cover this expansive and diverse geography with a technologically advanced fleet of 231 helicopters and the expertise to serve customers in ultra-deepwater and deepwater locations. To secure and maintain operating certificates in the many jurisdictions in which we provide helicopter services, we must meet stringent and diverse regulatory standards across multiple jurisdictions, and have an established track record in obtaining and maintaining operating certificates as well as working with regulators and local partners.
For the fiscal year ended April 30, 2015, revenue generated by helicopter transportation services for the oil and gas industry was approximately 81% of our total revenues (approximately 79% of our total revenues for the current year period), with 9% of our total revenues related to EMS/SAR services and the balance related to MRO services provided through our Heli-One segment. We generate the majority of our oil and gas customer Helicopter Services revenue from contracts tied to our customers’ offshore production operations, which can have long-term transportation requirements. Approximately 75% to 78%

of the flying revenue in our Helicopter Services segment was attributable to fixed monthly charges for the fiscal years ended April 30, 2013, 2014 and 2015.
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
Segments
We report under two operating segments as well as a Corporate segment that provides general and administration functions. Our two operating segments are as follows:
Helicopter Services:

•
Our Helicopter Services segment consists of flying operations in the Eastern North Sea, the Western North Sea, the Americas, the Asia Pacific region and the Africa-Euro Asia region, primarily serving our offshore oil and gas customers and providing SAR and EMS to government agencies and to our oil and gas customers. The Eastern North Sea is comprised mainly of Norway while the Western North Sea includes the United Kingdom, Ireland and the Netherlands. The Americas is comprised of Brazil, North American countries and other South American countries. The Asia Pacific region includes Australia and Southeast Asian countries, including East Timor and Malaysia, and the Africa-Euro Asia region includes countries in Africa and Eastern Europe, including Kazakhstan.

•
Helicopter Services generated approximately 88% to 90% of its revenue for the three years ended April 30, 2015 from oil and gas customers, and of this amount, the majority is tied to our customers’ offshore production operations, which can have long-term transportation requirements.

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

Key Financial and Operating Metrics
We use a number of key financial and operating metrics to measure the performance of our business, including Adjusted EBITDAR, Adjusted EBITDAR excluding special items, Adjusted EBITDAR margin, Adjusted EBITDAR margin excluding special items, Adjusted net loss, and our Heavy Equivalent Rate (“HE Rate”). None of Adjusted EBITDAR, Adjusted EBITDAR excluding special items, Adjusted EBITDAR margin, Adjusted EBITDAR margin excluding special items, Adjusted net loss nor HE Rate is required by, or presented in accordance with United States Generally Accepted Accounting Principles (“GAAP”). These non-GAAP measures are not performance measures under GAAP and should not be considered as alternatives to net earnings (loss) or any other performance or liquidity measures derived in accordance with GAAP. In addition, these measures may not be comparable to similarly titled measures of other companies.

The following table shows our external revenue generated by segment, our Adjusted net loss, our Adjusted EBITDAR excluding special items, our Adjusted EBITDAR margin excluding special items, operating loss, operating margin and our HE Rate, for the nine month periods ended January 31, 2015 and 2016:

	Nine months ended January 31,		Favorable (Unfavorable)
	2015	2016	$ Change	% Change
Helicopter Services operating revenue	$1,099,799	$879,945	$(219,854)	(20.0)%
Reimbursable revenue	116,344	78,942	(37,402)	(32.1)%
Helicopter Services total revenue	1,216,143	958,887	(257,256)	(21.2)%
Heli-One external revenue	117,793	110,892	(6,901)	(5.9)%
Total revenue	$1,333,936	$1,069,779	$(264,157)	(19.8)%

Adjusted net loss	$(91,536)	$(86,000)	$5,536	6.0%
Adjusted EBITDAR excluding special items	351,539	349,808	(1,731)	(0.5)%
Adjusted EBITDAR margin excluding special items (i)	28.9%	35.3%	6.4%	22.1%
Operating loss	$(509,905)	$(51,241)	$458,664	90.0%
Operating margin (ii)	(38.2)%	(4.8)%	33.4%	87.4%
HE Rate (iii)	$6,831	$6,015	$(816)	(11.9)%

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

We have chosen to include Adjusted EBITDAR and Adjusted EBITDAR excluding special items, as we consider these to be useful supplemental measures of our financial performance and we use these measures to assist us in allocating available capital resources. Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization, helicopter lease and associated costs, restructuring expense, asset impairments, gain (loss) on disposal of assets, foreign exchange gain (loss) and other financing income (charges) or total revenue plus earnings from equity accounted investees, less direct costs, excluding helicopter lease and associated costs, and general and administration costs. Adjusted EBITDAR excluding special items excludes corporate transaction and other costs. Adjusted EBITDAR margin is calculated as Adjusted EBITDAR divided by total revenue less reimbursable revenue. Adjusted EBITDAR margin excluding special items is calculated as Adjusted EBITDAR margin excluding special items divided by total revenue less reimbursable revenue. For additional information about our segment revenue and Adjusted EBITDAR, including a reconciliation of these measures to our consolidated financial statements, see Note 17 of our unaudited interim consolidated financial statements for the three and nine months ended January 31, 2015 and 2016 included elsewhere in this Quarterly Report on Form 10-Q.
We have chosen to include Adjusted net loss as it provides us with an understanding of the results from the primary activities of our business by excluding corporate transaction and other costs, restructuring expense, gain (loss) on disposal of assets, asset impairments, net gain (loss) on debt extinguishment, the unrealized gain (loss) on the revaluation of our derivatives and foreign exchange gain (loss), which is primarily driven by the translation of U.S. dollar balances in entities with a non-U.S. dollar functional currency. This measure excludes the net earnings or loss attributable to non-controlling interests. We believe that this measure is a useful supplemental measure as net loss includes these items, and the inclusion of these items may not provide a meaningful indicator of the ongoing operational results of our business. For additional information about our Adjusted net loss, including reconciliation to our consolidated financial statements, see “Summary Results of Operations.”
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
Key Drivers Affecting our Results of Operations

Our results of operations and financial condition are affected by numerous factors, including those described under “Risk Factors” section elsewhere in this Quarterly Report on Form 10-Q and incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended April 30, 2015, as updated by each of our Quarterly Reports on Form 10-Q for the quarterly periods ended July 31, 2015 and October 31, 2015, and those described below:

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

Outlook
We generate the majority of our total revenue from contracts tied to our oil and gas customers’ offshore production operations, which can have long-term transportation requirements. For the fiscal year ended April 30, 2015, revenue generated by helicopter transportation services for the oil and gas industry was approximately 81% of our total revenues (approximately 79% of our total revenues for the current year period), with 9% of our total revenues related to EMS/SAR services and the balance related to MRO services provided through our Heli-One segment.
Since mid-2014, there has been a severe and prolonged decline in Brent crude oil prices due to a combination of sustained high supply from the Organization of the Petroleum Exporting Countries and from North America, coupled with weaker demand, due to continued economic uncertainty, particularly in China, and more recently due to additional supply from Iran due to the lifting of sanctions. As the weakness in the price of oil has continued since mid-2014, the length and depth of the decline in oil and gas prices has put severe pressure on the industry. Our oil and gas customers continue to implement substantial reductions in their exploration projects and are actively reducing their capital and operating expenditure plans. As our customers are actively managing their costs, we have seen increased pricing pressure on us and the impact of changes in activity levels.
This continued downward pressure to reduce prices and the volatility in the oil and gas sector generally, and the potential impact of such volatility on offshore exploration and production, has had a significant negative impact on the demand for offshore helicopter transportation services. Though the majority of our revenue is derived from contracts tied to our oil and gas customers’ offshore production operations, which is typically less cyclical in nature than the exploration and development business, this trend, if sustained, will have a significant adverse effect on our business and financial conditions that we may not be able to fully recover from. See “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015, as updated by each of our Quarterly Reports on Form 10-Q for the quarterly periods ended July 31, 2015 and October 31, 2015.
Since the reduction in Brent crude oil prices in mid-2014, we have seen a significant reduction in oil and gas exploration activity by our customers, primarily in our Africa-Euro Asia region, as our customers have implemented wide-ranging capital expenditure reduction programs. Customers are also deferring exploration activities to the future, focusing on shorter life-cycle projects, exiting certain geographies or divesting of certain areas of business and canceling final investment decisions. Revenue in our Africa-Euro Asia region has declined 41% in the current year period compared to the prior year period, primarily as a result of reduced exploration activity. However, we have also experienced reductions in revenues with oil and gas production customers. The North Sea continues to be our core operating area, with approximately half of Helicopter

Services' revenue being derived from this region, which primarily serves oil and gas production customers. Overall revenue in this region has declined by 19% in the current year period compared to the prior year period, in part due to the strengthening of the U.S. dollar relative to the local currencies of our operations, but also due to reductions in customer activity. Brazil, one of our significant operating regions, continues to face internal and macroeconomic headwinds, where locally Petrobras has announced a significant reduction in spending. We have experienced similar revenue reductions and price pressures across our other regions.
We believe that helicopter service is the most efficient and often the only viable or permitted form of transportation in many jurisdictions. Though we believe that in the longer term oil platforms are increasingly moving further offshore, and new, larger and more complex platform designs will mean that long-term demand for new technology medium and heavy helicopters will increase, the continued significant economic uncertainty means that this longer-term demand for new technology medium and heavy helicopters has been significantly outweighed by continued cost reductions across the industry due to uncertainty over future Brent crude prices.
We conduct our business in various foreign jurisdictions, and as such, our cash flows, revenues and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. Our reported results have been negatively impacted as a result of the strengthening of the U.S. dollar against most major currencies compared to the prior year period, primarily because approximately half of our Helicopter Services’ revenue is derived from the North Sea region and is transacted primarily in the local currencies of that region. Throughout the nine month period ended January 31, 2016, and for the quarterly periods ended July 31, 2015 and October 31, 2015, our primary foreign currency exposures were related to the Norwegian Kroner, the Euro, the British Pound Sterling, the Canadian dollar and the Australian dollar.
Recent Events
Aviation Safety and Regulatory Developments
On August 23, 2013, one of our Airbus Helicopters AS332 L2 helicopters was involved in an accident near Sumburgh in the Shetland Isles, United Kingdom. Authorities subsequently confirmed four fatalities and multiple injuries among the 16 passengers and two crew members on board. The cause of the accident is subject to full investigations by the UK Air Accident Investigation Branch (“AAIB”) and Police Scotland. As with any similar event, this accident could result in legal and regulatory proceedings, liability and/or additional litigation and/or sanctions, which could materially adversely impact our revenue, profitability and/or operations. See “Risk Factors” in our Annual Report on Form 10-K, including “Operating helicopters involves a degree of inherent risk and we are exposed to the risk of losses from safety incidents” for further information. The final AAIB report is scheduled to be published in March 2016.
On October 18, 2013, the UK AAIB issued a special bulletin about its investigation on the possible causes of the AS332 L2 accident. A full copy of the special bulletin is available at https://www.gov.uk/aaib-reports. Neither the foregoing website nor the information contained on the website nor the report accessible through such website shall be deemed incorporated into, and neither shall be a part of, this Quarterly Report on Form 10-Q. In the special bulletin, the UK AAIB confirmed that, to date, the wreckage examination and analysis of recorded data as well as information from interviews of people involved in the accident have not found any evidence of a technical fault that could have been causal to the accident. The investigations by the UK AAIB and Police Scotland are ongoing. It is too early to determine the extent of the impact of the accident on our results of operations or financial condition based on information currently available.
Restructuring
There has been a significant and prolonged downturn in market conditions in the oil and gas sector since mid-2014. As we generate approximately 79% of our consolidated revenues from oil and gas customers, we are actively managing our costs to respond to declines in customer demand, particularly the significant reduction in exploration activity, and the adverse conditions in the industry. We are continuing with our comprehensive review of our operations and organizational structure, with the view of reducing costs to respond to these demand changes. In connection with this, we incurred restructuring costs of $80.3 million in fiscal 2015, of which $35.9 million was related to employee severance costs and other associated costs and $44.4 million was related to lease and other contractual costs on leased helicopters which do not form part of our prospective fleet strategy. During the current year period, we incurred additional restructuring costs of $47.4 million, of which $20.7 million was related to employee severance costs and other associated costs and $26.7 million was related to lease and other contractual costs on leased helicopters which do not form part of our prospective fleet strategy. We also recorded additional depreciation expense of $10.6 million in the current year period related to the acceleration of depreciation on certain aircraft in connection with our restructuring program. We incurred cash costs of $56.3 million during the current year period in connection with this program.

We will realize the benefits of the reduction in helicopter leases upon the expiry of the contractual lease obligations, however the provision for the contractual lease costs of these helicopters will reduce our helicopter lease and associated costs for the remaining term of these leases. We will incur cash payments on these helicopters for the remaining term of the contractual lease period, the majority of which expire by fiscal 2018. The majority of employee related accruals will be paid in fiscal 2016 and the reduction of such costs will be reflected in direct costs and general and administrative costs in future periods, with part of this benefit realized in the current year period. As at January 31, 2016, we had completed approximately 90% of our previously announced 12% reduction in our workforce.
As at January 31, 2016, we have an accrual of $60.2 million related to these restructuring activities. This includes $47.5 million related to lease and other contractual costs for 16 leased helicopters. On an ongoing basis we are monitoring our market environment and where necessary, will incur additional restructuring expenses.
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
During the current year period, we entered into a new arrangement for a $145.0 million asset-based revolving credit facility (the "ABL Facility") which diversifies our capital structure and provides an alternative financing vehicle to leasing. The outstanding borrowings under the ABL Facility were $110.8 million as of January 31, 2016.
Our total liquidity was $376.8 million at January 31, 2016, which included $34.2 million in undrawn capacity under our asset-based revolving credit facility. Our liquidity at April 30, 2015 was $500.1 million. Subsequent to January 31, 2016, the Company borrowed up to the facility credit limit of $375.0 million under our senior secured revolving credit facility and funding requests for approximately $19.0 million of the remaining capacity on the ABL Facility were submitted for three additional aircraft. See "Liquidity and Sources of Liquidity" included elsewhere in this Quarterly Report on Form 10-Q for further information.
We announced in our Current Report on Form 8-K, as filed with the SEC on March 3, 2016, that the Company has retained advisors to help us review strategic alternatives for our capital structure to enhance our balance sheet strength and flexibility. Seabury Advisors, PJT Partners, CDG Group and Weil Gotshal & Manges are advising on various potential alternatives including restructuring our aircraft leases and our balance sheet debt to appropriately reposition our strategy and structure to strengthen CHC for the long-term.

Delisting of Ordinary Shares from the NYSE and Listing on the OTCQX
On July 23, 2015, we received a written notice from the New York Stock Exchange (“NYSE”) stating that we were not in compliance with one of the continued listing standards because the average closing price of our ordinary shares was less than $1.00 per share over a period of 30 consecutive trading days. On December 1, 2015, we announced a plan to implement a reverse share split, by way of consolidation, whereby all of our ordinary shares of capital stock (issued and unissued), of a nominal or par value of $0.0001, would be proportionally adjusted to reflect the reverse share split ratio of 30:1 (that is, each 30 shares of stock would be consolidated into one share).
On December 7, 2015, at an extraordinary general meeting of our shareholders, our shareholders approved the proposal to authorize our Board to effect the reverse share split, at a ratio of 30:1, as further described in our definitive proxy statement filed with the SEC on October 26, 2015 (the “Proxy Statement”). On December 10, 2015 the Board approved the implementation of the reverse share split. The reverse share split was effective as of the open of trading on the NYSE on December 11, 2015. The primary purpose of the reverse share split was to increase the trading price of our ordinary shares in order to regain compliance with the $1.00 minimum trading price requirement for continued listing on the NYSE. For additional information regarding the reverse share split, please refer to the Proxy Statement, which is incorporated by reference herein, or our Current Reports on Form 8-K filed with the SEC on December 1, 2015 and December 8, 2015 and Note 10 to the unaudited interim consolidated financial statements for the three and nine months ended January 31, 2015 and 2016 included elsewhere in this Quarterly Report on Form 10-Q.
On August 28, 2015, we received another notice from the NYSE stating that we were also not in compliance with a different NYSE continued listing standard because our average global market capitalization over a consecutive 30 trading day period was less than $50 million and, at the same time, our total shareholders’ equity was less than $50 million. On October 12, 2015, we submitted a plan to the NYSE that articulated steps we planned to take to regain compliance with this listing standard within 18 months. On November 25, 2015, we received notice from the NYSE that our plan had been accepted. However, on February 1, 2016 we received written notice from the NYSE of its intent to delist the Company’s ordinary shares, pursuant to NYSE requirements that NYSE-listed companies maintain an average global market capitalization of $15.0 million or more over a consecutive 30 trading day period.
On February 2, 2016, the Company’s ordinary shares were accepted for listing on the OTCQX, operated by OTC Markets Group Inc., and trading in the Company’s ordinary shares commenced on the OTCQX under the ticker symbol HELIF. See “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q for more information regarding our compliance with continued listing requirements.
Fleet
During fiscal 2015, we decided to accelerate our exit from five older technology helicopter types. This is part of our continued fleet replacement strategy to better meet our customers’ demands for newer technology helicopters and to reduce the number of different helicopter types in our fleet. The exit will take place over multiple years as these helicopters complete their current flying obligations. During the current year period, we recorded an additional impairment charge of $25.0 million related to these older technology helicopter types. In addition, we incurred in fiscal 2015 and 2016 restructuring costs related to certain leased helicopters which we have permanently ceased use of in operations and which no longer form part of our prospective fleet strategy.
As of January 31, 2016, our fleet was comprised of the following helicopters, inclusive of those helicopters which we have permanently ceased use of in our operations:

Helicopter Type	Total	Cruise Speed (kts)	Approximate Range (nmi)	Passenger Capacity	Maximum Weight (lbs)
Helicopter Type
Heavy:
Sikorsky S92A	46	145	400	19	26,500
Airbus Helicopters H225	41	145	400	19	24,250
Airbus Helicopters (AS332 L, L1, and L2)	34	130-140	250-350	17-19	18,000-20,500
Total Heavy	121
Medium:
AgustaWestland AW139	43	145	280	12-15	15,000
Sikorsky S76C++	23	145	220	12	11,700
Sikorsky S76C+	20	145	175	12	11,700
Sikorsky S76A++	7	135	130	12	10,800
Bell 412	7	125	135	13	11,900
Airbus Helicopters AS365 Series/H155	7	120-145	80-120	11-13	9,500-10,800
Airbus Helicopters H135/H145	3	N/A(i)	N/A(i)	N/A(i)	N/A(i)
Total Medium	110
Total Helicopters	231

(i)	EMS only.
As at January 31, 2016, we have a total commitment of $236.8 million for the purchase of new helicopters. These helicopters are expected to be delivered in fiscal 2016 ($30.0 million), 2017 ($140.6 million) and 2018 ($66.2 million). We also have additional flexible orders of $244.6 million which allow us to monitor the market recovery before confirming dates and the type of aircraft for deliveries. Our additional flexible orders can also be cancelled with no further payment, subject to periodic forfeitures of deposits paid to date, up to a maximum of $28.5 million in forfeitures.

Summary Results of Operations

For the three months ended January 31,
(In thousands of U.S. dollars)

	Three months ended January 31,
	2015	2016
Operating revenue	$382,118	$311,014
Reimbursable revenue	32,948	22,075
Total revenue	415,066	333,089
Operating expenses
Direct costs (i)	(287,749)	(207,718)
Earnings from equity accounted investees	5,858	1,190
General and administration costs	(19,878)	(18,189)
Adjusted EBITDAR (ii)	113,297	108,372
Helicopter lease and associated costs (i)	(66,523)	(61,593)
Depreciation	(30,794)	(38,766)
Restructuring expense	(3,441)	(11,799)
Asset impairments	(403,536)	(24,997)
Loss on disposal of assets	(3,056)	(1,643)
Operating loss	(394,053)	(30,426)
Interest on long-term debt	(29,996)	(31,288)
Foreign exchange loss	(18,464)	(5,733)
Other financing charges	(12,014)	(6,019)
Loss before income tax	(454,527)	(73,466)
Income tax expense	(10,189)	(2,618)
Net loss	$(464,716)	$(76,084)
Net earnings (loss) attributable to:
Controlling interest	$(471,482)	$(73,422)
Non-controlling interests	6,766	(2,662)
Net loss	$(464,716)	$(76,084)
Non-GAAP Financial Measures:
Adjusted net loss (v)	$(29,796)	$(32,096)
Adjusted EBITDAR excluding special items (iii)	114,887	111,819
Adjusted EBITDAR margin (iv)	29.6%	34.8%
Adjusted EBITDAR margin, excluding special items (iv)	30.1%	36.0%
HE Rate (vi)	$2,146	$1,932

(i)
Direct costs in the information above excludes helicopter lease and associated costs. These costs are combined in the consolidated statements of operations, which are included in the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(ii)
Adjusted EBITDAR is a non-GAAP measure. See “Key Financial and Operating Metrics” for the definition and discussion of this non-GAAP measure. Additional information about our Adjusted EBITDAR, including a reconciliation of this measure to our consolidated financial statements is also provided in Note 17 of our unaudited interim consolidated financial statements for the three and nine months ended January 31, 2015 and 2016, included elsewhere in this Quarterly Report on Form 10-Q.

(iii)
Adjusted EBITDAR excluding special items is a non-GAAP measure. See “Key Financial and Operating Metrics” for the definition and discussion of this non-GAAP measure. A description of the adjustments to and reconciliations of this non-GAAP financial measure to Adjusted EBITDAR is as follows:

	Three months ended January 31,
	2015	2016
Adjusted EBITDAR excluding special items	$114,887	$111,819
Corporate transaction and other costs	(1,590)	(3,447)
Adjusted EBITDAR	$113,297	$108,372

(iv)
Adjusted EBITDAR margin and Adjusted EBITDAR margin excluding special items are non-GAAP measures. See “Key Financial and Operating Metrics” for the definition and discussion of these non-GAAP measures. These measures are calculated by dividing the respective numerator by total revenues less reimbursable revenue as follows:

	Three months ended January 31,
	2015	2016
Adjusted EBITDAR	$113,297	$108,372
Adjusted EBITDAR excluding special items	114,887	111,819
Total revenues less reimbursable revenue	382,118	311,014
Adjusted EBITDAR margin	29.6%	34.8%
Adjusted EBITDAR margin, excluding special items	30.1%	36.0%

(v)
Adjusted net loss is a non-GAAP measure. See “Key Financial and Operating Metrics” for the definition and discussion of this non-GAAP measure. A description of the adjustments to and reconciliations of this non-GAAP financial measure to the most comparable GAAP financial measure is as follows:

	Three months ended January 31,
	2015	2016
Adjusted net loss	$(29,796)	$(32,096)
Corporate transaction and other costs	(1,590)	(3,447)
Restructuring expense	(3,441)	(11,799)
Asset impairments	(403,536)	(24,997)
Loss on disposal of assets	(3,056)	(1,643)
Foreign exchange loss	(18,464)	(5,733)
Net loss on debt extinguishment	(9,990)	—
Unrealized gain (loss) on derivatives	(1,609)	6,293
Net loss attributable to controlling interest	$(471,482)	$(73,422)

(vi)	HE Rate is a non-GAAP measure. See “Key Financial and Operating Metrics” for the definition and discussion of this non-GAAP financial measure. The reconciliation of HE Rate is as follows:

	Three months ended January 31,
	2015	2016
Helicopter Services total external revenue	$375,241	$293,508
Less: Reimbursable revenue	(32,948)	(22,075)
Helicopter Services operating revenue	$342,293	$271,433
Average HE count	159.5	140.5
HE Rate	$2,146	$1,932

Consolidated Results Summary
For the three months ended January 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2015	2016	$ Change	% Change
Helicopter Services (i)	$375,241	$293,508	$(81,733)	(21.8)%
Heli-One	39,825	39,581	(244)	(0.6)%
Total revenue	415,066	333,089	(81,977)	(19.8)%
Direct costs (ii)	(287,749)	(207,718)	80,031	27.8%
Helicopter lease and associated costs	(66,523)	(61,593)	4,930	7.4%
Total direct costs	$(354,272)	$(269,311)	$84,961	24.0%
Flying hours	33,700	27,374	(6,326)	(18.8)%
# of helicopters	233	231	(2)	(0.9)%
Average HE count (iii)	159.5	140.5	(19.0)	(11.9)%
HE Rate (iii)	$2,146	$1,932	$(214)	(10.0)%

(i)	Includes revenue from the customer reimbursement of fuel costs of $16.8 million for the three months ended January 31, 2015 and $10.7 million for the three months ended January 31, 2016.

(ii)	Includes $16.5 million in fuel costs for the three months ended January 31, 2015 and $11.8 million for the three months ended January 31, 2016.
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

Consolidated Results of Operations
Revenue
Consolidated revenue decreased by $82.0 million to $333.1 million compared to the prior year quarter, a decrease of 19.8%. Revenue decreased in both our Helicopter Services and Heli-One segments. The changes in external revenue in our two segments are explained below.

Helicopter Services

For the three months ended January 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2015	2016	$ Change	% Change
Eastern North Sea	$75,813	$62,685	$(13,128)	(17.3)%
Western North Sea	99,393	84,126	(15,267)	(15.4)%
Americas	75,717	59,267	(16,450)	(21.7)%
Asia Pacific	83,790	61,923	(21,867)	(26.1)%
Africa-Euro Asia	39,557	24,927	(14,630)	(37.0)%
Other	971	580	(391)	(40.3)%
Total Helicopter Services revenue	$375,241	$293,508	$(81,733)	(21.8)%

The total external revenue for Helicopter Services decreased by $81.7 million, or 21.8%, compared to the prior year quarter, which included a $19.2 million decrease related to the impact of foreign exchange translation in our North Sea and Asia Pacific regions. The U.S. dollar strengthened against most currency groups in the current year quarter compared to the prior year quarter, which resulted in a decrease in reported U.S. dollar revenue amounts in these regions, where revenue was transacted primarily in the local currencies of our operations. The significant reduction in global oil prices since mid-2014 has had a negative impact on our results in the current year quarter as our customers reduced activity and capital spending, and in particular, reduced oil and gas exploration related activity. However, we have seen declines in revenues with both production and exploration customers. The key variances by region were as follows:

•
Eastern North Sea. Revenues in the Eastern North Sea decreased by $13.1 million, or 17.3%, compared to the prior year quarter. This was primarily due to the impact of the strengthening U.S. dollar on reported results in this region, which decreased revenue by $8.0 million compared to the prior year quarter. In addition, revenue decreased by $5.1 million primarily due to contract completions, partially offset by the provision of SAR helicopter flying services to oil and gas customers.

•
Western North Sea. Revenues in the Western North Sea decreased by $15.3 million, or 15.4%, compared to the prior year quarter, which included a $5.7 million decrease related to the impact of the strengthening U.S. dollar on reported results in this region. There was a $7.2 million decrease as a result of reduced activity levels, due to contract completions, contract modifications with continuing customers due to changes in customers' helicopter requirements, and a $2.4 million decrease due to lower levels of reimbursable revenue, primarily for oil and gas production customers.

•
Americas. Revenues in the Americas decreased by $16.5 million, or 21.7%, compared to the prior year quarter, primarily due to contract completions and reduced activity in Brazil, partially offset by new oil and gas contract wins, both in Brazil and in Canada.

•
Asia Pacific. Revenues in Asia Pacific decreased by $21.9 million, or 26.1%, compared to the prior year quarter, which included a $5.5 million decrease related to the impact of the strengthening U.S. dollar on reported results in this region. Revenue also decreased by $17.7 million due to contract completions and reductions in customer activity, primarily in Malaysia, East Timor and Australia. These decreases were partially offset by a new contract win for an oil and gas customer, which generated additional revenue of $1.3 million compared to the prior year quarter.

•
Africa-Euro Asia. Revenues in Africa-Euro Asia decreased by $14.6 million, or 37.0%, compared to the prior year quarter due primarily to contract completions and a reduction in ad-hoc work in Nigeria, Benin, Equatorial Guinea and Mozambique. The majority of the reduction in revenue was due to helicopter services provided to customers for exploration related activity.

Heli-One
Heli-One’s external revenue decreased slightly by $0.2 million compared to the prior year quarter. This was primarily due to the negative impact of foreign currency translation on our reported results, primarily as a consequence of the strengthening U.S. dollar, of approximately $3.0 million. In addition, PBH revenue decreased by $0.3 million primarily due to lower levels of third-party customer flight hours compared to the prior year quarter. These decreases were partially offset by a $3.1 million increase in MRO revenue compared to the prior year quarter due to higher revenues from component and engine work.

Direct Costs
For the three months ended January 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2015	2016	$ Change	% Change
Crew costs	$(100,477)	$(74,301)	$26,176	26.1%
Base operations and other costs	(70,782)	(48,015)	22,767	32.2%
Maintenance costs	(81,216)	(56,217)	24,999	30.8%
Support costs	(35,274)	(29,185)	6,089	17.3%
Total direct costs	$(287,749)	$(207,718)	$80,031	27.8%

Direct costs, which exclude helicopter lease and associated costs, decreased by $80.0 million to $207.7 million compared to the prior year quarter. The decrease in direct costs was a result of both foreign exchange translation, due to the appreciation of the U.S. dollar, and our active management of costs due to changes in customer activity. The primary factors which impacted direct costs were as follows:

•
Crew costs, which include salaries, benefits, training and recruitment costs, decreased by $26.2 million to $74.3 million compared to the prior year quarter. The decrease in crew costs was partially due to the impact of the strengthening U.S. dollar, which decreased crew costs by $8.1 million compared to the prior year quarter. The remaining $18.1 million decrease was as a result of lower crew requirements due to reduced activity, contract completions and cost saving initiatives, primarily in Brazil, and in our Africa-Euro Asia and Asia Pacific regions. Crew costs were incurred only by our Helicopter Services segment.

•
Base operations and other costs, which include our base operations, reimbursable costs, insurance costs and other external expenses, decreased by $22.8 million to $48.0 million compared to the prior year quarter, which included an approximate $3.8 million decrease related to the impact of the strengthening U.S. dollar. There was a decrease of $7.9 million in rechargeable costs to customers, due to a decrease in fuel prices and lower flying hours, compared to the prior year quarter. Contract completions, primarily in our Africa-Euro Asia and Asia Pacific regions, following the closure of bases supporting specific customer contracts, in addition to cost saving initiatives in Brazil and in our North Sea region, reduced costs by $11.1 million compared to the prior year quarter. Base operations and other costs were incurred only by our Helicopter Services segment.

•
Maintenance costs decreased by $25.0 million to $56.2 million compared to the prior year quarter. Maintenance costs decreased by $6.9 million in the current year quarter compared to the prior year quarter due to the impact of foreign exchange translation, as a result of the strengthening U.S. dollar. Maintenance costs include those related to repairs for owned and leased major components, spares and rotable and repairable parts, which are recognized when the costs are incurred. Our costs therefore can vary with the timing of the maintenance activity. A portion of our maintenance costs are externally subcontracted on a PBH basis and vary with flight hours. Maintenance costs decreased by $17.0 million compared to the prior year quarter due to a combination of reduced activity, fleet optimization initiatives and improved rotable and fleet maintenance planning, but were also impacted by the timing of maintenance events. In addition, in the prior year quarter, we incurred $1.1 million related to ongoing inspection costs on our H225 fleet. These inspection costs were incurred in the prior fiscal year until the completion of retrofit of the redesigned gear shaft on our H225 helicopters at the end of fiscal 2015.

•
Support costs decreased by $6.1 million to $29.2 million compared to the prior year quarter, due to a combination of foreign exchange translation, reduced headcount and lower levels of consulting and professional fees, driven by our cost saving initiatives and lower activity levels. The majority of support costs were incurred by our Helicopter Services segment, with $3.5 million related to our Heli-One segment.

Helicopter Lease and Associated Costs
Helicopter lease and associated costs decreased by $4.9 million to $61.6 million. The decrease was a result of the lease expense related to helicopters which do not form part of our prospective fleet strategy being included within our restructuring provision in the current year quarter. 16 helicopters were included in this provision at January 31, 2016. See "Recent Events" included elsewhere in this Quarterly Report on Form 10-Q for further information. Helicopter lease costs also decreased compared to the prior year quarter due to the modification of certain existing operating lease agreements, which resulted in those operating leases being reclassified as capital leases. These reductions in lease expense were partially offset by higher lease costs as result of additional leasing of new technology helicopters in our fleet compared to the prior year quarter.
General and Administration Costs
General and administration costs decreased by $1.7 million to $18.2 million compared to the prior year quarter, due to a decrease in stock-based compensation expense of $2.0 million and decreased salary and other costs as a result of cost saving initiatives and reductions in activity levels, partially offset by an increase in professional, legal and consulting costs.
Depreciation
Depreciation expense increased by $8.0 million to $38.8 million compared to the prior year quarter. The increase in depreciation expense was primarily due to helicopter acquisitions, certain of which were funded through our ABL Facility, additional capital leases, due to the modification of certain existing operating lease agreements, and an increase in the depreciation rates of our rotable and repairable assets.
Restructuring Expense
We are undergoing a comprehensive review of our operations, organizational structure and fleet with the view of reducing operating costs. In connection with the ongoing review, we have incurred restructuring expenses of $11.8 million in the current year quarter, which have increased by $8.4 million compared to the prior year quarter. We will incur additional restructuring costs in subsequent periods. See "Recent Events" included elsewhere in this Quarterly Report on Form 10-Q for further information.
Asset Impairments

	Three months ended January 31,		Favorable (Unfavorable)
(In thousands of U.S. dollars)	2015	2016	$ Change	% Change
Impairment of property and equipment	$—	$(20,891)	$(20,891)	n/a
Impairment of assets held for sale	—	(4,106)	(4,106)	n/a
Impairment of goodwill	(403,536)	—	403,536	100.0%
Total asset impairments	$(403,536)	$(24,997)	$378,539	93.8%
Asset impairments decreased by $378.5 million to $25.0 million compared to the prior year quarter. During the prior year, we decided to accelerate our exit from five older technology helicopter types as part of our fleet replacement strategy and we recorded an impairment charge in respect of this in the three month period ended October 31, 2014. During the current year quarter, we recorded an additional impairment charge of $25.0 million to write down the carrying value of certain of these older technology helicopter types due to declines in the fair value of these aircraft.
During the prior year quarter, as a result of deteriorating conditions in the oil and gas markets and related service sectors and a decline in our market capitalization, we performed an interim two-step goodwill impairment test as at January 31, 2015 and determined that there was no implied fair value of goodwill. A goodwill impairment of $403.5 million was recorded in the prior year quarter which represented the entire goodwill balance. The impairment was final as of April 30, 2015.
Interest on Long-Term Debt
Interest on long-term debt increased by $1.3 million to $31.3 million compared to the prior year quarter, primarily due to additional interest expense from borrowings on the senior secured revolving credit facility, asset-based revolving credit facility and new capital lease obligations in the current year quarter, partially offset by lower interest costs on both the senior secured notes and the senior unsecured notes due to redemptions and open market repurchases of these notes. See "Sources of Liquidity" included elsewhere in this Quarterly Report on Form 10-Q for further information.

Foreign Exchange Loss
The foreign exchange loss in the prior year quarter decreased by $12.7 million to a $5.7 million foreign exchange loss in the current year quarter. In both the prior year quarter and the current year quarter, the foreign exchange loss was primarily due to the strengthening of the U.S. dollar against most major currencies. This caused a loss in the U.S. dollar functional currency entities with foreign denominated net monetary asset positions, as well as losses in entities with Norwegian Kroner functional currency with net liability positions denominated in U.S. dollars.
Other Financing Charges

	Three months ended January 31,		Favorable (Unfavorable)
(In thousands of U.S. dollars)	2015	2016	$ Change	% Change
Amortization of deferred financing costs	$(1,814)	$(1,918)	$(104)	(5.7)%
Net loss on debt extinguishment	(9,990)	—	9,990	100.0%
Net loss on fair value of foreign currency forward contracts	(26,180)	(7,370)	18,810	71.8%
Net gain on fair value of foreign currency embedded derivatives	30,287	4,362	(25,925)	(85.6)%
Amortization of guaranteed residual values	(2,006)	(800)	1,206	60.1%
Interest expense	(3,772)	(6,239)	(2,467)	(65.4)%
Interest income	5,831	7,384	1,553	26.6%
Other	(4,370)	(1,438)	2,932	67.1%
Total other financing charges	$(12,014)	$(6,019)	$5,995	49.9%
Other financing charges decreased by $6.0 million compared to the prior year quarter, primarily due to a $10.0 million loss on a debt extinguishment transaction in the prior year quarter. See "Sources of Liquidity" included elsewhere in this Quarterly Report on Form 10-Q for further information. This was partially offset by a $7.1 million decrease compared to the prior year quarter on the gain on the valuation of derivatives and embedded derivatives due to foreign currency movements relative to the prior year quarter. In addition, we incurred lower levels of banking fees, a reduction in the amortization expense on residual value guarantees, together with other charges, of $3.1 million compared to the prior year quarter.
Income Tax Expense
Income tax expense decreased by $7.6 million to $2.6 million compared to the prior year quarter. The decrease in the income tax expense was primarily due to a reduction in customer contract activity in our Africa-Euro Asia region, where we are subject in many jurisdictions to branch and withholding taxes, and lower levels of taxes in other foreign jurisdictions. There was no tax benefit recognized on taxable losses in most jurisdictions as we recognize valuation allowances against net deferred tax assets in those jurisdictions.
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
Non-Controlling Interests
Net earnings allocated to non-controlling interests decreased by $9.4 million to a net loss of $2.7 million in the current year quarter, due to the results of EEA Helicopters Operations B.V. (“EHOB”). This was primarily driven by reduced revenue as a result of contract completions and a lower net gain on the fair value of embedded derivative financial instruments compared to the prior year quarter, due to movements in the Norwegian Kroner against the U.S. dollar. For further details on EHOB, see Note 2(a)(i) of our unaudited interim consolidated financial statements for the three and nine months ended January 31, 2015 and 2016 included elsewhere in this Quarterly Report on Form 10-Q.

Segmented Results of Operations
Helicopter Services

For the three months ended January 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2015	2016	$ Change	% Change
Operating revenue	$342,293	$271,433	$(70,860)	(20.7)%
Reimbursable revenue	32,948	22,075	(10,873)	(33.0)%
Total revenue	$375,241	$293,508	$(81,733)	(21.8)%
Direct costs (i)	(253,260)	(175,384)	77,876	30.7%
Earnings from equity accounted investees	5,858	1,190	(4,668)	(79.7)%
Adjusted EBITDAR	$127,839	$119,314	$(8,525)	(6.7)%
Adjusted EBITDAR margin (ii)	37.3%	44.0%	6.7%	18.0%
Flight Hours	33,700	27,374	(6,326)	(18.8)%
# of Helicopters	233	231	(2)	(0.9)%
Helicopter lease and associated costs	$(66,523)	$(61,593)	$4,930	7.4%
Average HE count (iii)	159.5	140.5	(19.0)	(11.9)%
HE Rate (iii)	$2,146	$1,932	$(214)	(10.0)%

(i)
In the prior year quarter, direct costs were comprised of crew costs of $100.5 million, base operations and other costs of $76.5 million and maintenance and support costs of $76.3 million. In the current year quarter, direct costs were comprised of crew costs of $74.3 million, base operations and other costs of $48.0 million and maintenance and support costs of $53.1 million.

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

Helicopter Services Adjusted EBITDAR decreased by $8.5 million to $119.3 million and Adjusted EBITDAR margin increased by 6.7% compared to the prior year quarter. The primary factors that impacted Adjusted EBITDAR and Adjusted EBITDAR margin for Helicopter Services compared to the prior year quarter were as follows:

•
Approximately one-third of the decline in Adjusted EBITDAR was due to the impact of foreign exchange translation of the results of our foreign operations, primarily related to our North Sea regions. The U.S. dollar strengthened against most currency groups in the current year quarter compared to the prior year quarter, which resulted in a decrease in reported U.S. dollar EBITDAR amounts in these regions, where activities were transacted primarily in the local currencies of our operations;

•
Contract completions and decreased customer activity in the North Sea, primarily due to the completion of oil and gas exploration and production contracts, partially offset by cost savings through reduction in headcount and other initiatives, decreased Adjusted EBITDAR by $5.6 million and Adjusted EBITDAR margin by 0.6% compared to the prior year quarter;

•
Contract completions, partially offset by new contracts and cost reduction efforts in the Americas, including Brazil, decreased Adjusted EBITDAR by $4.4 million with minimal impact on Adjusted EBITDAR margin compared to the prior year quarter;

•
Contract completions and lower activity in our Asia Pacific region, primarily due to change in customer requirements in Malaysia and contract completions in East Timor and Australia, partially offset by a new contract win and cost saving initiatives, decreased Adjusted EBITDAR by $8.3 million and Adjusted EBITDAR margin by 1.0% compared to the prior year quarter;

•
Lower activity in our Africa-Euro Asia region, primarily due to contract completions in Benin, Nigeria, Equatorial Guinea, and Mozambique for oil and gas related activity, decreased Adjusted EBITDAR by $4.8 million, with minimal impact on Adjusted EBITDAR margin compared to the prior year quarter;

•
Lower earnings from equity accounted investees primarily due to the sale of our 50% interest in our equity-accounted investment in Helideck Certification Agency, which increased Adjusted EBITDAR by $3.8 million in the prior year quarter; partially offset by

•
Lower maintenance costs, primarily due to a combination of reduced activity, timing of maintenance events, fleet optimization initiatives, improved rotable and fleet maintenance planning, increased Adjusted EBITDAR by $20.9 million and Adjusted EBITDAR margin by 7.7% compared to the prior year quarter. A part of this reduction in maintenance costs was due to $1.1 million incurred in the prior year quarter related to ongoing inspection costs on our H225 fleet. These inspection costs were incurred in the prior fiscal year until the completion of retrofit of the redesigned gear shaft on our H225 helicopters at the end of fiscal 2015.

The balance of the increase in Adjusted EBITDAR margin compared to the prior year quarter was primarily related to the impact of foreign exchange translation on our reported results, as the strengthening U.S. dollar had a more significant negative impact on our operating revenues than on our Adjusted EBITDAR.
Heli-One
For the three months ended January 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2015	2016	$ Change	% Change
Third-party revenue	$39,825	$39,581	$(244)	(0.6)%
Internal revenue	20,017	23,491	3,474	17.4%
Total revenue	$59,842	$63,072	$3,230	5.4%
Direct costs (i)	(54,528)	(55,067)	(539)	(1.0)%
Adjusted EBITDAR	$5,314	$8,005	$2,691	50.6%
Adjusted EBITDAR Margin (ii)	8.9%	12.7%	3.8%	42.7%

(i)
In the prior year quarter, direct costs were comprised of maintenance costs of $50.7 million and support costs of $3.8 million. In the current year quarter, direct costs were comprised of maintenance costs of $51.6 million and support costs of $3.5 million.

(ii)	Adjusted EBITDAR margin is calculated as Adjusted EBITDAR divided by total revenue less reimbursable revenue, of which there was none in the Heli-One segment in the prior and current year quarters.
Heli-One’s Adjusted EBITDAR increased by $2.7 million to $8.0 million and Adjusted EBITDAR margin increased by 3.8% compared to the prior year quarter. The increase in Adjusted EBITDAR margin was primarily due to changes in sales mix compared to the prior year quarter, together with cost control efforts. The primary changes to Adjusted EBITDAR compared to the prior year quarter were as follows:

•	Adjusted EBITDAR increased approximately $2.4 million compared to the prior year quarter, primarily due to a higher MRO revenue and cost control efforts; and

•	Lower support and executive costs due to cost saving initiatives, which increased Adjusted EBITDAR by $0.3 million compared to the prior year quarter.

Summary Results of Operations

For the nine months ended January 31,
(In thousands of U.S. dollars)

	Nine months ended January 31,
	2015	2016
Operating revenue	$1,217,592	$990,837
Reimbursable revenue	116,344	78,942
Total revenue	1,333,936	1,069,779
Operating Expenses
Direct costs (i)	(933,196)	(681,313)
Earnings from equity accounted investees	9,914	3,961
General and administration costs	(64,229)	(52,642)
Adjusted EBITDAR (ii)	346,425	339,785
Helicopter lease and associated costs (i)	(194,341)	(189,548)
Depreciation	(97,672)	(114,584)
Restructuring expense	(3,441)	(47,389)
Asset impairments	(549,942)	(35,456)
Loss on disposal of assets	(10,934)	(4,049)
Operating loss	(509,905)	(51,241)
Interest on long-term debt	(99,583)	(85,520)
Foreign exchange loss	(26,835)	(25,363)
Other financing income (charges)	(14,151)	9,902
Loss before income tax	(650,474)	(152,222)
Income tax expense	(25,301)	(12,468)
Net loss	$(675,775)	$(164,690)
Net earnings (loss) attributable to:
Controlling interest	$(697,164)	$(170,900)
Non-controlling interests	21,389	6,210
Net loss	$(675,775)	$(164,690)
Non-GAAP Financial Measures:
Adjusted net loss (v)	$(91,536)	$(86,000)
Adjusted EBITDAR excluding special items (iii)	351,539	349,808
Adjusted EBITDAR margin (iv)	28.5%	34.3%
Adjusted EBITDAR margin, excluding special items (iv)	28.9%	35.3%
HE Rate (vi)	$6,831	$6,015

(i)
Direct costs in the information above excludes helicopter lease and associated costs. These costs are combined in the consolidated statements of operations, which are included in the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(ii)
Adjusted EBITDAR is a non-GAAP measure. See “Key Financial and Operating Metrics” for the definition and discussion of this non-GAAP measure. Additional information about our Adjusted EBITDAR, including a reconciliation of this measure to our consolidated financial statements is also provided in Note 17 of our unaudited interim consolidated financial statements for the three and nine months ended January 31, 2015 and 2016, included elsewhere in this Quarterly Report on Form 10-Q.

(iii)
Adjusted EBITDAR excluding special items is a non-GAAP measure. See “Key Financial and Operating Metrics” for the definition and discussion of this non-GAAP measure. A description of the adjustments to and reconciliations of this non-GAAP financial measure to Adjusted EBITDAR is as follows:

	Nine months ended January 31,
	2015	2016
Adjusted EBITDAR excluding special items	$351,539	$349,808
Corporate transaction and other costs	(5,114)	(10,023)
Adjusted EBITDAR	$346,425	$339,785

(iv)
Adjusted EBITDAR margin and Adjusted EBITDAR margin excluding special items are non-GAAP measures. See “Key Financial and Operating Metrics” for the definition and discussion of these non-GAAP measures. These measures are calculated by dividing the respective numerator by total revenues less reimbursable revenue as follows:

	Nine months ended January 31,
	2015	2016
Adjusted EBITDAR	$346,425	$339,785
Adjusted EBITDAR excluding special items	351,539	349,808
Total revenues less reimbursable revenue	$1,217,592	$990,837
Adjusted EBITDAR margin	28.5%	34.3%
Adjusted EBITDAR margin, excluding special items	28.9%	35.3%

(v)
Adjusted net loss is a non-GAAP measure. See “Key Financial and Operating Metrics” for the definition and discussion of this non-GAAP measure. A description of the adjustments to and reconciliations of this non-GAAP financial measure to the most comparable GAAP financial measure is as follows:

	Nine months ended January 31,
	2015	2016
Adjusted net loss	$(91,536)	$(86,000)
Corporate transaction and other costs	(5,114)	(10,023)
Restructuring expense	(3,441)	(47,389)
Asset impairments	(549,942)	(35,456)
Loss on disposal of assets	(10,934)	(4,049)
Foreign exchange loss	(26,835)	(25,363)
Net gain (loss) on debt extinguishment	(17,434)	17,799
Unrealized gain on derivatives	8,072	19,581
Net loss attributable to controlling interest	$(697,164)	$(170,900)

(vi)	HE Rate is a non-GAAP measure. See “Key Financial and Operating Metrics” for the definition and discussion of this non-GAAP financial measure. The reconciliation of HE Rate is as follows:

	Nine months ended January 31,
	2015	2016
Helicopter Services total external revenue	$1,216,143	$958,887
Less: Reimbursable revenue	(116,344)	(78,942)
Helicopter Services operating revenue	$1,099,799	$879,945
Average HE count	161.0	146.3
HE Rate	$6,831	$6,015

Consolidated Results Summary
For the nine months ended January 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2015	2016	$ Change	% Change
Helicopter Services (i)	$1,216,143	$958,887	$(257,256)	(21.2)%
Heli-One	117,793	110,892	(6,901)	(5.9)%
Total revenue	1,333,936	1,069,779	(264,157)	(19.8)%
Direct costs (ii)	(933,196)	(681,313)	251,883	27.0%
Helicopter lease and associated costs	(194,341)	(189,548)	4,793	2.5%
Total direct costs	$(1,127,537)	$(870,861)	$256,676	22.8%
Flying hours	106,154	90,234	(15,920)	(15.0)%
# of helicopters	233	231	(2)	(0.9)%
Average HE count	161.0	146.3	(14.7)	(9.1)%
HE Rate (iii)	$6,831	$6,015	$(816)	(11.9)%

(i)	Includes revenue from customer reimbursement of fuel costs of $59.9 million for the nine months ended January 31, 2015 and $39.9 million for the nine months ended January 31, 2016.

(ii)	Includes $59.8 million in fuel costs for the nine months ended January 31, 2015 and $41.0 million for the nine months ended January 31, 2016.
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

Consolidated Results of Operations
Revenue
Consolidated revenue decreased by $264.2 million to $1,069.8 million compared to the prior year period, a decrease of 19.8%. Revenue decreased in both our Helicopter Services and Heli-One segments. The changes in external revenue in our two segments are explained below.

Helicopter Services

For the nine months ended January 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2015	2016	$ Change	% Change
Eastern North Sea	$269,895	$219,839	$(50,056)	(18.5)%
Western North Sea	329,050	263,207	(65,843)	(20.0)%
Americas	223,915	192,002	(31,913)	(14.3)%
Asia Pacific	247,516	197,985	(49,531)	(20.0)%
Africa-Euro Asia	141,882	84,010	(57,872)	(40.8)%
Other	3,885	1,844	(2,041)	(52.5)%
Total Helicopter Services revenue	$1,216,143	$958,887	$(257,256)	(21.2)%

The total external revenue for Helicopter Services decreased by $257.3 million, or 21.2%, compared to the prior year period, which included an $88.0 million decrease related to the impact of foreign exchange translation in our North Sea and Asia Pacific regions. The U.S. dollar strengthened against most currency groups in the current year period compared to the prior year period, which resulted in a decrease in reported U.S. dollar revenue amounts in these regions, where revenue was transacted primarily in the local currencies of our operations. The significant reduction in global oil prices since mid-2014 has had a negative impact on our results in the current year period as our customers reduced activity and capital spending, and in particular, reduced oil and gas exploration related activity. This primarily impacted revenues in our Africa-Euro Asia region, which decreased by $57.9 million compared to the prior year period. However, we have seen declines in revenues with both production and exploration customers. The key variances by region were as follows:

•
Eastern North Sea. Revenues in the Eastern North Sea decreased by $50.1 million, or 18.5%, compared to the prior year period. This was primarily due to the impact of the strengthening U.S. dollar on reported results in this region, which decreased revenue by $42.3 million compared to the prior year period. The remaining $7.8 million decrease was a result of a net reduction in activity levels with existing customers, contract wins and completions and lower reimbursable revenue.

•
Western North Sea. Revenues in the Western North Sea decreased by $65.8 million, or 20.0%, compared to the prior year period, which included a $24.9 million decrease related to the impact of the strengthening U.S. dollar on reported results in this region. There was a $60.6 million decrease in revenue in the region from contract completions, contract modifications with continuing customers due to changes in customers' helicopter requirements and lower reimbursable revenue, primarily for oil and gas production customers. This was partially offset by a $19.7 million increase in revenue from new heavy and medium helicopter contract wins in the oil and gas sector.

•
Americas. Revenues in the Americas decreased by $31.9 million, or 14.3%, compared to the prior year period. There was a $53.0 million decrease in revenue primarily due to contract completions and reduced activity in Brazil, partially offset by new contract wins in Brazil, Suriname and Canada, which resulted in additional revenue of $21.1 million.

•
Asia Pacific. Revenues in Asia Pacific decreased by $49.5 million, or 20.0%, compared to the prior year period. This was partly due to the impact of the strengthening U.S. dollar on reported results in this region, which decreased revenue by $20.8 million. Revenue also decreased by $32.5 million due to contract completions and reductions in customer activity, mainly in Malaysia, East Timor and Australia. This was partially offset by a $3.8 million increase in revenue from new contract wins and ad-hoc work for oil and gas customers in Australia.

•
Africa-Euro Asia. Revenues in Africa-Euro Asia decreased by $57.9 million, or 40.8%, compared to the prior year period due primarily to contract completions and a reduction in ad-hoc work in Tanzania, Nigeria, Equatorial Guinea and Mozambique. The majority of the reduction in revenue was due to helicopter services provided to customers for oil and gas exploration related activity.

Heli-One
Heli-One’s external revenue decreased by $6.9 million compared to the prior year period. This was primarily due to the negative impact of foreign currency translation on our reported results, primarily as a consequence of the strengthening U.S. dollar, of approximately $11.0 million. In addition, PBH revenue decreased by $5.0 million due to a lower level of third-party customer flight hours compared to the prior year period. This was partially offset by an increase in MRO revenue of $9.1 million compared to the prior year period due to higher revenues from component and engine work.

Direct Costs
For the nine months ended January 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2015	2016	$ Change	% Change
Crew costs	$(326,937)	$(239,308)	$87,629	26.8%
Base operations and other costs	(236,617)	(166,742)	69,875	29.5%
Maintenance costs	(245,370)	(182,104)	63,266	25.8%
Support costs	(124,272)	(93,159)	31,113	25.0%
Total direct costs	$(933,196)	$(681,313)	$251,883	27.0%

Direct costs, which exclude helicopter lease and associated costs, decreased by $251.9 million to $681.3 million compared to the prior year period. The decrease in direct costs was a result of both foreign exchange translation, due to the appreciation of the U.S. dollar, and our active management of costs due to changes in customer activity. The primary factors which impacted direct costs were as follows:

•
Crew costs, which include salaries, benefits, training and recruitment costs, decreased by $87.6 million to $239.3 million compared to the prior year period. The decrease in crew costs was partially due to the impact of the strengthening U.S. dollar, which decreased crew costs by $35.9 million compared to the prior year period. The remaining $51.7 million decrease was as a result of lower crew requirements due to reduced activity, contract completions and cost saving initiatives, primarily in Brazil, and in our Africa-Euro Asia, Asia Pacific and North Sea regions. Crew costs were incurred only by our Helicopter Services segment.

•
Base operations and other costs, which include our base operations, reimbursable costs, insurance costs and other external expenses, decreased by $69.9 million to $166.7 million compared to the prior year period, which included an approximate $20.3 million decrease related to the impact of the strengthening U.S. dollar. There was a decrease of $25.8 million in rechargeable costs to customers due to a decrease in fuel prices and lower flying hours compared to the prior year period. In addition, contract completions following the closure of bases, primarily in our Africa-Euro Asia and Asia Pacific regions, in addition to cost saving initiatives in Brazil and in our North Sea region, have reduced costs by $23.8 million compared to the prior year period. Base operations and other costs were incurred only by our Helicopter Services segment.

•
Maintenance costs decreased by $63.3 million to $182.1 million compared to the prior year period. Maintenance costs decreased by $22.4 million in the current year period compared to the prior year period due to the impact of foreign exchange translation, as a result of the strengthening U.S. dollar. Maintenance costs include those related to repairs for owned and leased major components, spares and rotable and repairable parts, which are recognized when the costs are incurred. Our costs therefore can vary with the timing of the maintenance activity. A portion of our maintenance costs are externally subcontracted on a PBH basis and vary with flight hours. Maintenance costs decreased by $35.9 million compared to the prior year period due to a combination of reduced activity, fleet optimization initiatives and improved rotable and fleet maintenance planning, but were also impacted by the timing of maintenance events. In addition, in the prior year period, we incurred $5.0 million related to ongoing inspection costs on our H225 fleet. These inspection costs were incurred in the prior fiscal year until the completion of retrofit of the redesigned gear shaft on our H225 helicopters at the end of fiscal 2015.

•
Support costs decreased by $31.1 million to $93.2 million compared to the prior year period, due to a combination of foreign exchange translation, reduced headcount and lower levels of consulting and professional fees, driven by our cost saving initiatives and lower activity levels. The majority of support costs are incurred by our Helicopter Services segment, with $11.9 million related to our Heli-One segment.

Helicopter Lease and Associated Costs
Helicopter lease and associated costs decreased by $4.8 million to $189.5 million. The decrease was a result of the lease expense related to helicopters which do not form part of our prospective fleet strategy being included within our restructuring provision in the current year period. 16 helicopters were included in this provision at January 31, 2016. See "Recent Events" included elsewhere in this Quarterly Report on Form 10-Q for further information. Helicopter lease costs also decreased compared to the prior year period due to the modification of certain existing operating lease agreements, which resulted in those operating leases being reclassified as capital leases. These reductions in lease expense were partially offset by higher lease costs as result of additional leasing of new technology helicopters in our fleet compared to the prior year period.
General and Administration Costs
General and administration costs decreased by $11.6 million to $52.6 million compared to the prior year period, primarily due to a decrease in the stock-based compensation expense of $6.0 million and a decrease in salary and other costs due to cost saving initiatives and reductions in activity levels, partially offset by an increase in professional, legal and consulting costs.
Depreciation
Depreciation expense increased by $16.9 million to $114.6 million compared to the prior year period. We recorded additional depreciation expense of $10.6 million in the current year period related to the acceleration of depreciation on certain helicopters in connection with our restructuring program. Depreciation expense also increased due to helicopter acquisitions, certain of which were funded through our ABL Facility, additional capital leases, due to the modification of certain existing operating lease agreements, and an increase in the depreciation rates of our rotable and repairable assets.
Restructuring Expense
We are undergoing a comprehensive review of our operations and organizational structure with the view of reducing operating costs. In connection with this review, we have incurred severance and other costs of $47.4 million in the current year period, which have increased by $43.9 million compared to the prior year period. We will incur additional restructuring costs in subsequent periods. See "Recent Events" included elsewhere in this Quarterly Report on Form 10-Q for further information.
Asset Impairments

	Nine months ended January 31,		Favorable (Unfavorable)
(In thousands of U.S. dollars)	2015	2016	$ Change	% Change
Impairment of property and equipment	$(128,043)	$(20,891)	$107,152	83.7%
Impairment of assets held for sale	(5,256)	(4,106)	1,150	21.9%
Impairment of receivables and funded residual value guarantees	(10,421)	—	10,421	100.0%
Impairment of intangible assets	(2,686)	—	2,686	100.0%
Impairment of goodwill	(403,536)	—	403,536	100.0%
Impairment of inventories	—	(10,459)	(10,459)	n/a
Total asset impairments	$(549,942)	$(35,456)	$514,486	93.6%
Asset impairments decreased by $514.5 million to $35.5 million compared to the prior year period. During the prior year, we decided to accelerate our exit from five older technology helicopter types as part of our fleet replacement strategy and we recorded an impairment charge in respect of this in the three month period ended October 31, 2014. During the current year period, we recorded an additional impairment charge of $25.0 million to write down the carrying value of certain of these older technology helicopter types due to declines in the fair value of these aircraft.
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
During the prior year period, as a result of deteriorating conditions in the oil and gas markets and related service sectors and a decline in our market capitalization, we performed an interim two-step goodwill impairment test as at January 31, 2015 and determined that there was no implied fair value of goodwill. A goodwill impairment of $403.5 million was recorded in the prior year period which represented the entire goodwill balance. The impairment was final as of April 30, 2015.
Interest on Long-Term Debt
Interest on long-term debt decreased by $14.1 million to $85.5 million compared to the prior year period, primarily due to lower interest costs on both the senior secured notes and the senior unsecured notes due to redemptions and open market repurchases of these notes, partially offset by new capital lease obligations in the current year period. See "Sources of Liquidity" included elsewhere in this Quarterly Report on Form 10-Q for further information.
Foreign Exchange Loss
Foreign exchange loss decreased by $1.5 million compared to the prior year period primarily due to the strengthening of the U.S. dollar against other currency groups, which caused a loss in both U.S. dollar functional currency entities with foreign denominated net monetary asset positions and in Norwegian Kroner and Australia dollar functional currency entities with net liability positions denominated in U.S. dollars. In the prior year period, foreign exchange losses were also caused by the strengthening U.S. dollar but were partially offset by the impact of the revaluation of net asset positions denominated in U.S. dollars in Euro functional currency entities.
Other Financing Income (Charges)

	Nine months ended January 31,		Favorable (Unfavorable)
(In thousands of U.S. dollars)	2015	2016	$ Change	% Change
Amortization of deferred financing costs	$(5,653)	$(5,645)	$8	0.1%
Net gain (loss) on debt extinguishment	(17,434)	17,799	35,233	202.1%
Net loss on fair value of foreign currency forward contracts	(39,176)	(22,449)	16,727	42.7%
Net gain on fair value of foreign currency embedded derivatives	57,699	22,614	(35,085)	(60.8)%
Amortization of guaranteed residual values	(3,915)	(1,763)	2,152	55.0%
Interest expense	(14,494)	(14,629)	(135)	(0.9)%
Interest income	17,913	19,103	1,190	6.6%
Other	(9,091)	(5,128)	3,963	43.6%
Total other financing income (charges)	$(14,151)	$9,902	$24,053	170.0%
Other financing charges decreased by $24.1 million to other financing income of $9.9 million in the current year period. This was primarily due to a $35.2 million change in the gain or loss from debt extinguishment transactions. See "Sources of Liquidity" included elsewhere in this Quarterly Report on Form 10-Q for further information. This was partially offset by an $18.4 million decrease compared to the prior year period on the gain on the valuation of derivatives and embedded derivatives due to foreign currency movements relative to the prior year period. The remaining $7.3 million decrease compared to the prior year period was due to lower levels of banking fees, a reduction in the amortization expense on residual value guarantees, and other charges.
Income Tax Expense
Income tax expense decreased by $12.8 million to $12.5 million compared to the prior year period. The decrease in the income tax expense was primarily due to a reduction in customer contract activity in our Africa-Euro Asia region, where we are subject in many jurisdictions to branch and withholding taxes, and lower levels of taxes in other foreign jurisdictions. In the prior year period, we recognized an additional $1.3 million for a new uncertain tax position. There was no tax benefit recognized on taxable losses in most jurisdictions as we recognize valuation allowances against net deferred tax assets in those jurisdictions.

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
Non-Controlling Interests
Net earnings allocated to non-controlling interests decreased by $15.2 million to $6.2 million due to a decrease in the net earnings in EHOB. This was driven primarily by contract completions and a lower net gain on the fair value of embedded derivative financial instruments compared to the prior year period, due to movements in the Norwegian Kroner against the U.S. dollar. For further details on EHOB, see Note 2(a)(i) of our unaudited interim consolidated financial statements for the three and nine months ended January 31, 2015 and 2016 included elsewhere in this Quarterly Report on Form 10-Q.

Segmented Results of Operations
Helicopter Services

For the nine months ended January 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2015	2016	$ Change	% Change
Operating revenue	$1,099,799	$879,945	$(219,854)	(20.0)%
Reimbursable revenue	116,344	78,942	(37,402)	(32.1)%
Total revenue	$1,216,143	$958,887	$(257,256)	(21.2)%
Direct costs (i)	(833,391)	(588,468)	244,923	29.4%
Earnings from equity accounted investees	9,914	3,961	(5,953)	(60.0)%
Adjusted EBITDAR	$392,666	$374,380	$(18,286)	(4.7)%
Adjusted EBITDAR margin (ii)	35.7%	42.5%	6.8%	19.0%
Flight Hours	106,154	90,234	(15,920)	(15.0)%
# of Helicopters	233	231	(2)	(0.9)%
Helicopter lease and associated costs	$(194,341)	$(189,548)	$4,793	2.5%
Average HE count (iii)	161.0	146.3	(14.7)	(9.1)%
HE Rate (iii)	$6,831	$6,015	$(816)	(11.9)%

(i)
In the prior year period, direct costs were comprised of crew costs of $326.9 million, base operations and other costs of $236.7 million and maintenance and support costs of $269.8 million. In the current year period, direct costs were comprised of crew costs of $239.3 million, base operations and other costs of $166.7 million and maintenance and support costs of $182.5 million.

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

Helicopter Services Adjusted EBITDAR decreased by $18.3 million to $374.4 million and Adjusted EBITDAR margin increased by 6.8% compared to the prior year period. The primary factors that impacted Adjusted EBITDAR and Adjusted EBITDAR margin for Helicopter Services compared to the prior year period were as follows:

•
Approximately two-thirds of the decline in Adjusted EBITDAR was due to the impact of foreign exchange translation of the results of our foreign operations, primarily related to our North Sea regions. The U.S. dollar strengthened against most currency groups in the current year period compared to the prior year period, which resulted in a decrease in reported U.S. dollar EBITDAR amounts in these regions, where activities were transacted primarily in the local currencies of our operations;

•
Contract completions and decreased customer activity in the North Sea, related to oil and gas exploration and production contracts, including the completion of several short-term contracts compared to the prior year period, partially offset by cost savings through reduction in headcount and other initiatives, decreased Adjusted EBITDAR by $10.7 million with minimal impact on Adjusted EBITDAR margin;

•
Contract completions and lower activity in our Asia Pacific region, primarily due to change in customer requirements in Malaysia and contract completions in East Timor and Australia, partially offset by new contracts and cost saving initiatives, decreased Adjusted EBITDAR by $10.6 million with minimal impact on Adjusted EBITDAR margin compared to the prior year period;

•
Lower activity in our Africa-Euro Asia region, primarily due to contract completions and a reduction in ad-hoc work in Tanzania, Nigeria, Equatorial Guinea, and Mozambique for oil and gas related activity, decreased Adjusted EBITDAR by $25.5 million and Adjusted EBITDAR margin by 0.7% compared to the prior year period;

•
Lower earnings from equity accounted investees primarily due to the sale of our 50% interest in our equity-accounted investment in Helideck Certification Agency, which increased Adjusted EBITDAR by $3.8 million in the prior year period; partially offset by

•
Lower maintenance costs, primarily due to a combination of reduced activity, timing of maintenance events, fleet optimization initiatives, improved rotable and fleet maintenance planning, increased Adjusted EBITDAR by $45.6 million and Adjusted EBITDAR margin by 5.2% compared to the prior year period. A part of this reduction in maintenance costs was due to $5.0 million incurred in the prior year period related to ongoing inspection costs on our H225 fleet. These inspection costs were incurred in the prior fiscal year until the completion of retrofit of the redesigned gear shaft on our H225 helicopters at the end of fiscal 2015.

The balance of the decrease in Adjusted EBITDAR margin compared to the prior year period was primarily related to the impact of foreign exchange translation on our reported results, as the strengthening U.S. dollar had a more significant negative impact on our operating revenues than on our Adjusted EBITDAR.
Heli-One
For the nine months ended January 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2015	2016	$ Change	% Change
Third-party revenue	$117,793	$110,892	$(6,901)	(5.9)%
Internal revenue	80,054	67,760	(12,294)	(15.4)%
Total revenue	$197,847	$178,652	$(19,195)	(9.7)%
Direct costs (i)	(179,222)	(157,040)	22,182	12.4%
Adjusted EBITDAR	$18,625	$21,612	$2,987	16.0%
Adjusted EBITDAR Margin (ii)	9.4%	12.1%	2.7%	28.7%

(i)
In the prior year period, direct costs were comprised of maintenance costs of $164.3 million and support costs of $14.9 million. In the current year period, direct costs were comprised of maintenance costs of $145.1 million and support costs of $11.9 million.

(ii)	Adjusted EBITDAR margin is calculated as Adjusted EBITDAR divided by total revenue less reimbursable revenue, of which there was none in the Heli-One segment in the prior and current year periods.

Heli-One’s Adjusted EBITDAR increased by $3.0 million to $21.6 million and Adjusted EBITDAR margin increased by 2.7% compared to the prior year period. The increase in Adjusted EBITDAR margin was a combination of cost control efforts together with changes in sales mix. The primary changes to Adjusted EBITDAR compared to the prior year period were as follows:

•
Decreases in external third-party PBH revenue and internal revenue with our Helicopter Services segment, due to a decrease in flying activity, were partially offset by cost control efforts and an increase in third-party MRO revenue. This decreased Adjusted EBITDAR by approximately $1.1 million compared to the prior year period; offset by

•
Lower facilities, support and executive costs due to our cost saving initiatives, and changes in the allowance for doubtful accounts, increased Adjusted EBITDAR by $4.1 million compared to the prior year period.

Financial Condition and Sources of Liquidity
Analysis of Historical Cash Flows
For the nine months ended January 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2015	2016	$ Change	% Change
Cash used in operating activities	$(44,915)	$(37,509)	$7,406	16.5%
Cash provided by financing activities	232,234	176,354	(55,880)	(24.1)%
Cash used in investing activities	(264,792)	(150,281)	114,511	43.2%
Effect of exchange rate changes on cash and cash equivalents	(7,969)	(14,744)	(6,775)	(85.0)%
Change in cash and cash equivalents during the period	$(85,442)	$(26,180)	$59,262	69.4%

Cash Flows Used In Operating Activities
Cash flows used in operating activities decreased by $7.4 million compared to the prior year period. The decrease in cash used in operating activities was primarily a result of the following:

•
There were favorable changes in working capital of $22.5 million compared to the prior year period. The positive working capital change was primarily driven by a $12.0 million favorable change in receivables, due to the timing of collections from customers. In addition, there was a $10.2 million favorable reduction in the use of cash for inventories, partly due to a reduction in spending on consumable items, and a $17.3 million favorable change in income taxes, prepaid expenses, payables and accruals driven primarily by the timing of payments. These favorable changes were primarily offset by lower cash inflows of $9.5 million from changes in deferred revenue, primarily due to the timing of contract completions in our MRO business compared to the prior year period and a $7.4 million unfavorable change in other assets and liabilities, primarily related to restructuring liabilities;

•
Operating cash flows benefited from a reduction in cash contributions to our defined benefit pension plans of $14.7 million, due to the timing of pension plan payments and also due to the settlement of our defined benefit plan in the Netherlands in fiscal 2015;

•
There was a $15.7 million reduction in interest costs, as a result of repurchases of senior secured notes by one of our subsidiaries, CHC Helicopter S.A., in May and December 2014 and January 2015 and also due to redemptions and repurchases by CHC Helicopter S.A. of our senior unsecured notes, during November and December 2014 and April, July and August 2015. See "Sources of Liquidity" included elsewhere in this Quarterly Report on Form 10-Q for further information;

•	There was a reduction of approximately $8.3 million in cash taxes compared to the prior year period, primarily due to a reduction in activity in our Africa-Euro Asia region; and

•
Offsetting these improvements to operating cash flows, we incurred an increase in cash restructuring costs of $52.9 million compared to the prior year period, related to our employee and fleet restructuring initiatives. See "Recent Events" included elsewhere in this Quarterly Report on Form 10-Q for further information.

One of our continued areas of focus is the improvement of our cash flows through operational growth. We have implemented a number of initiatives, but have not consistently decreased our use of cash in operations. No assurance can be given that our efforts to reduce operational cash requirements, including continued efforts to achieve greater cost efficiencies and reductions in our debt obligations to reduce interest costs, will be effective. The business may not generate sufficient net cash from operating activities and future borrowings may not be available in amounts sufficient to enable us to service our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund other liquidity needs, alternative financing plans may need to be undertaken, such as refinancing or restructuring debt, selling assets, reducing or delaying capital investments or raising additional capital. See "Part II – Other Information – Item 1A. Risk Factors – Risks Related to Our Net Losses and Our Indebtedness—Our level of indebtedness could affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015.
Cash Flows Provided By Financing Activities
Cash flows provided by financing activities decreased by $55.9 million to $176.4 million compared to the prior year period. The following factors were the primarily reasons for the decrease in cash provided by financing activities compared to the prior year period:

•
On August 21, 2014, we announced the entry into definitive agreements with funds managed by CD&R for aggregate investment of up to $600.0 million in us through a private placement issuance of our preferred shares (the "Private Placement"). In the prior year period we received $572.8 million of net proceeds on the issuance of the redeemable convertible preferred shares in connection with the Private Placement; and

•	In July and August, 2015, CHC Helicopter S.A. repurchased $40.6 million of the senior unsecured notes on the open market for cash proceeds of $22.1 million.
The following factors increased the cash provided by financing activities compared to the prior year period:

•	During the current year period, CHC Helicopter S.A., borrowed $95.0 million on our senior secured revolving credit facility;

•
During the current year period, one of our subsidiaries borrowed $110.8 million on the ABL Facility, which we have entered into with a syndicate of financial institutions. This was partially offset by $4.8 million of deferred financing costs which we incurred in the current year period on this facility;

•
There was an increase in cash inflows of $19.0 million in our current facility secured by accounts receivable, due to the timing of transactions in our trade receivables securitization program compared to the prior year period;

•
In the prior year period, CHC Helicopter S.A. repurchased on the open market $155.7 million of our senior secured notes in May 2014, December 2014 and January 2015 for a total of $158.7 million in cash;

•
In the prior year period, CHC Helicopter S.A. redeemed $105.0 million of our senior unsecured notes and repurchased $39.0 million of the senior unsecured notes on the open market for a total of $151.7 million in cash; and

•
In the prior year period, a distribution of $8.5 million was paid to the holder of the non-controlling interest of EHOB due to an amendment of the shareholders' agreement on October 30, 2014. For more information, see Note 2(a)(i) of our unaudited interim consolidated financial statements for the three and nine months ended January 31, 2015 and 2016, included elsewhere in this Quarterly Report on Form 10-Q.

See "Sources of Liquidity" included elsewhere in this Quarterly Report on Form 10-Q for further information on our long-term debt obligations.

Cash Flows Used In Investing Activities
Cash flows used in investing activities decreased by $114.5 million to $150.3 million, of which $128.2 million related to property and equipment. The decrease in the investment in property and equipment was a combination of a reduction on proceeds received from the disposal of property and equipment of $112.8 million, the majority of which was related to a lower level of helicopter sale and leaseback transactions, and a decrease in cash outflows related to property and equipment additions and deposits of $240.9 million compared to the prior year period. The reduction in property and equipment additions reflects a lower level of lease buyout activity and deliveries of new aircraft, a lower level of capital expenditure on rotables, which was a result of the management of our capital expenditure to reflect our fleet's requirements, and a lower level of cash outflows related to the construction of buildings, compared to the prior year period. In the current year period, part of our capital expenditure on helicopters was financed through our ABL Facility and therefore the investing cash outflow was partly offset by the cash inflow for the ABL Facility, reported under financing activities.
In addition, there was a $9.3 million increase in cash outflows due to a change in restricted cash, primarily related to the timing of cash flows on our accounts receivable securitization program, in the current year period compared to the prior year period. In the prior year period, $4.4 million of cash proceeds were received on the disposal of our 50% interest in our equity-accounted investment in Helideck Certification Agency.
Liquidity and Sources of Liquidity
As of April 30, 2015 and January 31, 2016, our liquidity totaled $500.1 million and $376.8 million, respectively, and was comprised as follows:

(In millions of U.S. dollars)	April 30, 2015	January 31, 2016
Cash and cash equivalents	$134.3	$108.1
Senior secured revolving credit facility:
Facility credit limit	375.0	375.0
Outstanding balance on senior secured revolving credit facility	—	(95.0)
Outstanding letters of credit	(33.3)	(46.6)
Available senior secured revolving credit facility	341.7	233.4
Asset-based revolving credit facility:
Facility credit limit	—	145.0
Outstanding balance on asset-based revolving credit facility	—	(110.8)
Available asset-based revolving credit facility	—	34.2
Available overdraft facilities (i)	24.1	1.1
Total liquidity (ii)	$500.1	$376.8

(i)
At January 31, 2016, the Company had overdraft facilities available of $22.5 million. Subsequent to January 31, 2016, $21.4 million of these overdraft facilities were cancelled. The available overdraft facility balance has been adjusted for this cancellation.

(ii)	Our total liquidity position at January 31, 2016 has been adjusted to reflect $21.4 million of overdraft facilities which were cancelled subsequent to January 31, 2016.
Our cash requirements include our normal operations as well as our debt and other contractual obligations as discussed under the caption “Future Cash Requirements” below. As of January 31, 2016, we had cash and cash equivalents of approximately $108.1 million and approximately $233.4 million of available borrowing capacity under our senior secured revolving credit facility. We completed two debt repurchase transactions of our senior unsecured notes during the current year period. These will reduce our annual cash requirements by approximately $3.8 million. See "Sources of Liquidity" included elsewhere in this Quarterly Report on Form 10-Q for further information. Subsequent to January 31, 2016, we borrowed up to the facility credit limit of $375.0 million under our senior secured revolving credit facility and funding requests for approximately $19.0 million of the remaining capacity on the ABL Facility were submitted for three additional aircraft.
The ability to satisfy long-term debt obligations, including repayment of principal and interest will depend on future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. Our earnings and cash flow may vary significantly from year to year. As a result, the amount of debt that can be managed in some periods may not be appropriate in other periods. In addition, future cash flows may be insufficient to meet debt obligations and commitments, including our senior secured and unsecured notes, our senior secured revolving credit facility and our ABL Facility. Any insufficiency could negatively impact the business and we may not be able to recover. In addition, each of the indentures governing our senior unsecured notes and senior secured notes allows us to incur additional indebtedness. The incurrence of additional indebtedness could negatively affect the repayment of principal and interest on the debt, including the senior unsecured notes and senior secured notes. We may face delays in obtaining cash from our subsidiaries in certain jurisdictions to fund future cash requirements due to central banking legislation or other regulations in these jurisdictions.
We are currently evaluating strategic alternatives to address our liquidity issues and high debt levels, but we cannot assure you that any of our strategies will yield sufficient funds to meet our working capital or other liquidity needs, including for payments of interest and principal on our debt in the future, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations. If we are unable to achieve a restructuring of our debt obligations or other improvement in liquidity, forecasted cash may not be sufficient to meet commitments as they come due for the next twelve months, and we expect that noncompliance may occur in the next twelve months. As a result, we may seek protection of the Bankruptcy Court to continue our efforts to optimize our business and capital structure and may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements.
Alternative Financing
We are continuously exploring, monitoring and evaluating our debt and equity financing alternatives as well as acquisition, disposition, merger and other transactional opportunities which could be significant, material and/or transformative. In addition, our net earnings have been insufficient to cover our fixed charges since 2008. If cash flow from operations is insufficient to satisfy the debt obligations, alternative financing plans may need to be undertaken, such as refinancing or restructuring our debt and/or helicopter lease obligations, selling assets, reducing or delaying capital investments or raising additional capital or indebtedness. Any alternative financing plans that may be undertaken by us, including the Private Placement described below in "Sources of Liquidity", may not be sufficient to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, including obligations under the notes, or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations and prospects. See "Part II – Other Information – Item 1A. Risk Factors – Risks Related to Our Net Losses and Our Indebtedness– Our level of indebtedness could affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage” included in our Annual Report on Form 10-K for the year ended April 30, 2015 for further information.
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

Equity and Redeemable Convertible Preferred Shares

We completed our IPO on the NYSE in January 2014. On our IPO, we sold 31,000,000 pre-split (or 1,033,333 post-split) ordinary shares to the public at an offer price of $10.00 per share pre-split ($300.00 per share split-effected) which raised approximately $289.4 million, net of underwriting costs and other directly related costs of $20.6 million. On February 20, 2014, the underwriters in our IPO exercised an option to purchase 3,000,000 pre-split (or 100,000 post-split) ordinary shares at a price of $10.00 per share pre-split (or $300.00 per share split-effected), which raised approximately $28.4 million, net of underwriting costs of $1.6 million.
The balance of our 2,721,468 ordinary shares, which do not form part of our public float, are held by our former majority shareholder, 6922767 Holding (Cayman) Inc., an entity controlled by affiliates of First Reserve Corporation, and by current and former directors and executive officers.
On August 21, 2014, we entered into definitive agreements with funds managed by CD&R for the investment of $600.0 million in CHC Group Ltd. through the Private Placement. On October 30, 2014, we completed the sale and issuance of 116,000 preferred shares to affiliates of CD&R upon the first closing of the Private Placement. We raised $110.2 million in net proceeds from the first closing after deducting direct transaction costs of $5.8 million. Following approval at a shareholders' extraordinary general meeting on November 7, 2014, we completed the sale and issuance of 384,000 preferred shares to affiliates of CD&R upon the second closing of the Private Placement on November 12, 2014 for gross proceeds of $384.0 million. We completed the sale and issuance of 100,000 preferred shares to affiliates of CD&R upon the third closing of the Private Placement on December 15, 2014 for gross proceeds of $100.0 million. Direct transaction costs of $21.4 million were incurred for the second and third closings. The total net proceeds from the Private Placements after deducting direct transaction costs was $572.8 million.

Asset-based Revolving Credit Facility
On June 12, 2015, one of our subsidiaries entered into the ABL Facility with a syndicate of financial institutions of up to $145.0 million, subject to borrowing base availability. The ABL Facility can be used to finance the acquisition of helicopter equipment of up to a certain percentage of the aggregate eligible helicopter equipment value included within the arrangement and can be drawn in U.S. dollars, Euros or other currencies. It bears interest at an adjusted LIBOR rate plus an applicable margin that ranges from 2.00% to 3.25%, based on the percentage of excess availability in the ABL Facility calculated as of the most recent quarter. We incurred financing fees of approximately $4.8 million in the current year period, which will be amortized over the term of the ABL Facility.
The ABL Facility has a five year term and is subject to acceleration of maturity under certain circumstances. The ABL Facility contains mandatory prepayment terms in the event outstanding borrowings exceed the lesser of the borrowing base or the effective commitments under the facility. The borrowing base is calculated based on 75.0% of the aggregate fleet value of eligible helicopter equipment less outstanding principal amounts under the terms of the ABL Facility, which drops to 70.0% from August 1, 2017 and 65.0% from August 1, 2019. Because the ABL Facility is an asset-based facility, our ability to draw will depend on, among other things, the value of eligible helicopter equipment included in the borrowing base. In addition, subject to certain terms and conditions, we can request additional revolving credit commitments or term loans under the ABL Facility, which share in the borrowing base, up to an amount such that the aggregate amount of ABL commitments and term loans under the ABL Facility does not exceed $405.0 million. The outstanding borrowings under the ABL Facility were $110.8 million as of January 31, 2016. Subsequent to 31 January, 2016, funding requests for approximately $19.0 million of the remaining capacity on the ABL Facility were submitted for three additional aircraft.
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

Future Cash Requirements
Contractual Obligations and Off-Balance Sheet Arrangements
Our Annual Report on Form 10-K for the fiscal year ended April 31, 2015 includes disclosures of our contractual obligations and commitments and off-balance sheet arrangements as of April 31, 2015. There have been no material changes during the nine months ended January 31, 2016 from the information disclosed in Part II, Item 7, "Contractual Obligations and Off-Balance Sheet Arrangements”, of our Annual Report on Form 10-K for the year ended April 31, 2015, except as noted below.
Operating Lease Commitments
We entered into helicopter operating leases with 18 lessors in respect of 157 helicopters included in our fleet as of January 31, 2016. As at January 31, 2016, these leases had expiry dates ranging from fiscal 2016 to 2025. For those helicopters where we have an unexercised option to purchase them for agreed amounts, the purchase options do not constitute bargain purchase options and we do not have a commitment to exercise the options. With respect to such leased helicopters, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at our expense. We either perform this work internally through our own repair and overhaul facilities or have the work performed by an external repair and overhaul service provider.
In addition to payment under helicopter operating leases, we had operating lease commitments as of January 31, 2016 for buildings, land and other equipment with minimum lease payments of $75.4 million and expiry dates ranging from fiscal 2016 to fiscal 2079.
At January 31, 2016, the net present value of our operating lease commitments was $1,073.2 million. We have calculated the net present value based on our minimum lease payments, excluding any contingent rentals and operating leases for helicopters that form part of our restructuring liability, using a 9.0% discount rate. For more information on our commitments, see Note 15 of our unaudited interim consolidated financial statements for the three and nine months ended January 31, 2015 and 2016 included elsewhere in this Quarterly Report on Form 10-Q.
As at January 31, 2016, we were in compliance with all helicopter lease covenants. Unless we benefit from an improvement in our operating conditions or are able to achieve a satisfactory alternative with our lessors, obtain waivers or otherwise optimize our financial commitments, we do not expect to be able to remain in compliance with financial covenants in aircraft leases with remaining commitments of approximately $258 million during the first quarter of fiscal 2017. Generally, in the event of a covenant breach, a lessor has the option to terminate the lease and require the return of the helicopter, with the repayment of any arrears of lease payments plus additional damages which may include the present value of all future lease payments and certain other amounts which could be material to our financial position. The helicopter would then be sold and a percentage of the surplus, if any, returned to us, or leased with future lease payments reducing the aforesaid damages. If and when necessary, we intend to seek consensual adjustments to covenant levels with our lessors, but there can be no assurance that we will be successful. If unsuccessful, our cash may not be sufficient to meet commitments as they come due for the next twelve months.
Defaults on payment obligations in an aggregate amount in excess of $50 million would constitute an event of default under each of our senior secured notes, senior unsecured notes, our senior secured revolving credit facility and our ABL Facility. Upon a declared default, each note indenture trustee and each lender would be able to exercise its rights and remedies under the affected notes, facilities and leases, which could include the right to accelerate payment of amounts outstanding.  Many of our other lease and financing agreements include cross-default and cross-acceleration provisions as a result of which a payment default (subject to a certain threshold), an acceleration, or a failure to respect financial covenants under one agreement may result in an event of default or acceleration event under such other agreements.  In such an event, each note indenture trustee and the lenders could elect to declare all amounts outstanding under such facilities immediately due and payable.  Although we would expect in the event of a potential cross-default and cross-acceleration to negotiate with our note indenture trustees, lenders and lessors to seek a waiver of such default or an amendment to the relevant agreements, we may not be successful.  In the event of any acceleration of our debt under our other financing arrangements, we cannot assure you that our assets will be sufficient to repay our obligations in full and in that event we may need to seek the protection of Chapter 11 of the U.S. Bankruptcy Code and/or similar insolvency statutes in non-U.S. jurisdictions. See “Part II – Other Information – Item 1A – Risk Factors”.
Helicopter Purchase Commitments
As at January 31, 2016, we have a total commitment of $236.8 million for the purchase of new helicopters. These helicopters are expected to be delivered in fiscal 2016 ($30.0 million), 2017 ($140.6 million) and 2018 ($66.2 million). We also have additional flexible orders of $244.6 million which allow us to monitor the market recovery before confirming dates and the type of aircraft for deliveries. Our additional flexible orders can also be cancelled with no further payment, subject to periodic forfeitures of deposits paid to date, up to a maximum of $28.5 million in forfeitures.
Variable Interest Entities
The Company has variable interests in entities that are not consolidated, as we are not the primary beneficiary, which provide operating lease financing to us, and an entity that provides flying services to third-party customers. At January 31, 2016, we had operating leases for 103 helicopters with variable interest entities that were not consolidated. See Note 2(b)(ii) of the unaudited interim consolidated financial statements for the three and nine months ended January 31, 2015 and 2016 included elsewhere in this Quarterly Report on Form 10-Q.
Guarantees
The Company has provided limited guarantees to third parties under some of its operating leases relating to a portion of the residual helicopter values at the termination of the leases. The leases have terms expiring between fiscal 2016 and 2024. At January 31, 2016, the Company’s exposure under the asset value guarantees including guarantees in the form of funded and unfunded residual value guarantees is approximately $260.5 million.
Contingencies
We have exposure for certain legal matters as disclosed in Note 16 to the unaudited interim consolidated financial statements for the three and nine months ended January 31, 2015 and 2016 included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes in our exposure to contingencies.
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
Because of these limitations, Contractual Adjusted EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. Set forth below is a reconciliation of net loss to Contractual Adjusted EBITDA derived from the consolidated financial statements of CHC Group Ltd. and from the consolidated financial statements of our subsidiary 6922767 Holding S.à.r.l. for the twelve months ended January 31, 2016. As of January 31, 2016, we were in compliance with all financial covenants contained in the agreements governing our outstanding indebtedness. See “Part II - Other Information - Item 1A - Risk Factors.”

(In thousands of U.S. dollars)	For the twelve months ended January 31, 2016
	6922767 Holding S.à.r.l.	CHC Group Ltd.
Net loss	$(246,504)	$(283,675)
Earnings from equity accounted investees, net of cash distributions received	(4,439)	(4,439)
Fixed charges (i)	109,379	109,399
Other financing charges	20,740	20,488
Income tax expense	11,785	11,774
Depreciation	160,565	160,565
Asset impairment charge (ii)	39,164	39,164
Loss on disposal of assets	6,522	6,522
Restructuring expense	103,765	124,295
Business optimization costs	564	563
Stock-based compensation expense	2,746	3,519
Amortization of deferred charges (iii)	3,148	3,148
Amortization of advanced helicopter rental payments	4,199	4,199
Unusual/non-recurring costs (iv)	16,485	16,485
Investment/acquisition/permitted disposal (v)	7,717	13,140
Pension adjustment (vi)	(14,619)	(14,619)
Contractual Adjusted EBITDA (vii)	$221,217	$210,528

(i)
Fixed charges include interest expense, the interest component of payments associated with capital lease obligations, net of interest income, and pro-forma adjustments as per the applicable indenture governing the senior secured notes and the senior unsecured notes. The amortization of debt issuance costs and financing fees are excluded from fixed charges.

(ii)	Asset impairment charge includes impairment of funded residual value guarantees, impairment of assets held for sale, impairment of intangible assets and impairment of inventories.

(iii)	Amortization of initial costs on leased helicopters.

(iv)	Unusual or non-recurring costs that include professional fees.

(v)	Costs incurred related to potential investment, acquisitions and divestitures.

(vi)	This is an adjustment to arrive at the current service cost of the pension.

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

Critical Accounting Policies and Estimates
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015. During the current year quarter we revised the amortization rates of our rotable and repairable assets. See Note 1 in the unaudited interim consolidated financial statements for the three and nine months ended January 31, 2015 and 2016 contained elsewhere in this Quarterly Report on Form 10-Q for further information.
Recent Accounting Pronouncements
See Note 1 in the unaudited interim consolidated financial statements for the three and nine months ended January 31, 2015 and 2016 contained elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to certain market risks arising from the use of financial instruments in the ordinary course of business. This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk and interest rate risk as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015 and Note 13 of our unaudited interim consolidated financial statements for the three and nine months ended January 31, 2015 and 2016 included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our quantitative and qualitative disclosures about market risk.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of January 31, 2016. Based upon this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
One or more of our subsidiaries are, from time to time, named as defendants in lawsuits arising in the ordinary course of our business as discussed and previously reported in "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015. Developments in these previously reported ongoing matters, if any, are described in Note 16 to the unaudited interim consolidated financial statements for the three and nine months ended January 31, 2015 and 2016 included elsewhere in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings, could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our ordinary shares, please refer to the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015, as updated by each of our Quarterly Reports on Form 10-Q for the quarterly periods ended July 31, 2015 and October 31, 2015. There have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015 other than those set forth in each of the aforementioned Quarterly Reports on Form 10-Q or as set forth below.

The oil and gas industries on which we are largely dependent are suffering through a severe downturn, resulting in significant negative impact on demand for our services, and no assurance can be given that the downturn will not continue to be prolonged.

The oil and gas industry, on which we are largely dependent, continues to suffer through a severe downturn, resulting in significant negative impact on demand for our services, and the outlook remains depressed, with continued pricing and volume pressures forecasted. The downturn is proving to be more severe and is lasting longer than previous cycles, and there is no clear line of sight to a recovery. With a continued oversupply in global oil markets and soft demand growth, oil prices have continued to deteriorate in calendar 2016, which has further impacted market sentiment towards our industry. The effects of this protracted downturn are being seen throughout the oil and gas supply chain. As we navigate through the downturn, no assurances can be given that the downturn will not continue to be prolonged or of a recovery in the near term, which puts significant pressure on our liquidity and cash flows.

Our substantial level of indebtedness, operating lease commitments, purchase and other commitments could materially adversely affect our ability to fulfill our obligations under our debt agreements, our ability to react to changes in our business and our ability to incur additional debt to fund future needs.

We have a substantial amount of indebtedness, operating lease commitments, purchase and other commitments.  As of January 31, 2016, we had $1.4 billion of long-term indebtedness, an additional $1.4 billion of operating lease commitments, as well as $236.8 million in purchase commitments and $244.6 million of additional flexible orders for the purchase of aircraft. The terms of certain of our debt instruments and helicopter lease agreements impose operating and financial limitations on us.

As of January 31, 2016, included within our long-term indebtedness was $1.0 billion of senior secured notes due 2020, $94.7 million of senior unsecured notes due 2021, $95.0 million under our senior secured credit revolving credit facility and $110.8 million under our ABL Facility. As of January 31, 2016, we had cash and cash equivalents of approximately $108.1 million and approximately $233.4 million of available borrowing capacity under our senior secured revolving credit facility and $34.2 million of available capacity under our ABL Facility. Since the end of the period, in light of challenging market conditions, we made the decision to strengthen our cash position by drawing the remaining $233.4 million of available borrowing capacity under our senior secured revolver and funding requests for approximately $19.0 million of the remaining capacity on the ABL Facility were submitted for three additional aircraft. In addition, since January 31, 2016, approximately $21.4 million of our available overdraft facilities were cancelled.

Our substantial debt has had important consequences in the past and may continue to do so in the future.  These consequences include:

•	making it more difficult for us to satisfy our obligations;

•
requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions, research and development and other purposes;

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	placing us at a competitive disadvantage compared to our competitors that have relatively less debt; and

•
limiting our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other purposes.

Unless we can benefit from improved operating conditions or are able to reach a satisfactory alternative with our lessors, obtain waivers or otherwise optimize our debt obligations and other financial obligations, our cash may not be sufficient to meet commitments as they come due for the next twelve months and we expect that noncompliance may occur within that period. If so, we would not expect to be able to remain in compliance with financial covenants in aircraft leases with remaining commitments of approximately $258 million during the first quarter of fiscal 2017.

We are currently evaluating strategic alternatives to address our liquidity issues and high debt levels, and while we may seek consensual adjustments to covenant levels with our lessors, there can be no assurance that we will be successful. In the event of a potential cross-default and cross-acceleration, we would also expect to seek consensual adjustments with our note indenture trustees, lenders and lessors or seek a waiver of potential defaults or amendments to the relevant agreements.  If these efforts are unsuccessful, our cash may not be sufficient to meet commitments as they come due for the next twelve months. We cannot assure you that any of our strategies will yield sufficient funds to meet our working capital or other liquidity needs, including for payments of interest and principal on our debt in the future, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations. In such event, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements or seek the authority provided by bankruptcy courts to renegotiate our indebtedness and commitments, including without limitation the senior secured notes and the senior unsecured notes, credit facilities, leases and purchase commitments. In such cases, the holders of our debt and equity securities may lose some or all of their investment in any such proceedings.

We may not be able to generate sufficient cash flows to finance our liquidity needs.

Our ability to repay our indebtedness, to fund our operations and make necessary capital expenditures depends on our ability to generate cash.  Consolidated revenue decreased by $82.0 million to $333.1 million compared to the prior year quarter, a decrease of 19.8%. The decline resulted from the global crisis in the oil and gas industry and fluctuations in foreign currency exchange rates, among others. A number of these factors are beyond our control and are described elsewhere in this section. Despite our cost reduction efforts, we used $37.5 million in cash for our operating activities, and our net position in cash and cash equivalents decreased from $217.1 million at January 31, 2015 to $108.1 million at January 31, 2016. As a result, any unexpected cash expenditures would place us at significant risk of a liquidity shortfall.  Unless we can benefit from improved operating conditions or are able to negotiate a satisfactory alternative with our lessors, obtain waivers or otherwise optimize our debt obligations and other financial obligations, our cash may not be sufficient to meet commitments as they come due for the next twelve months and we expect that noncompliance may occur within that period.

We may not be successful in complying with financial covenants contained in our helicopter lease agreements or service all of our indebtedness, and our efforts to optimize our capital structure and negotiate with creditors and lessors in order to satisfy our obligations under our indebtedness and leases may not be successful.

As at January 31, 2016, we were in compliance with all helicopter lease covenants. Unless we benefit from an improvement in our operating conditions or are able to negotiate a satisfactory alternative with our lessors, obtain waivers or otherwise optimize our financial commitments, we do not expect to be able to remain in compliance with financial covenants in aircraft leases with remaining commitments of approximately $258 million during the first quarter of fiscal 2017. Generally, in the event of a covenant breach, a lessor has the option to terminate the lease and require the return of the helicopter, with the repayment of any arrears of lease payments plus additional damages which may include the present value of all future lease payments and certain other amounts which could be material to our financial position. The helicopter would then be sold and a percentage of the surplus, if any, returned to us, or leased with future lease payments reducing the aforesaid damages. If and when necessary, we intend to seek consensual adjustments to covenant levels with our lessors, but there can be no assurance that we will be successful. If unsuccessful, our cash may not be sufficient to meet commitments as they come due for the next twelve months.

Defaults on payment obligations in an aggregate amount in excess of $50 million would constitute an event of default under each of our senior secured notes, senior unsecured notes, our senior secured revolving credit facility and our ABL Facility. Upon a declared default, each note indenture trustee and each lender would be able to exercise its rights and remedies under the affected notes, facilities and leases, which could include the right to accelerate payment of amounts outstanding.  Many of our other lease and financing agreements include cross-default and cross-acceleration provisions as a result of which a payment default (subject to a certain threshold), an acceleration, or a failure to respect financial covenants under one agreement may result in an event of default or acceleration event under such other agreements.  In such an event, each note indenture trustee and the lenders could elect to declare all amounts outstanding under such facilities immediately due and payable.  Although we would expect in the event of a potential cross-default and cross-acceleration to negotiate with our note indenture trustees, lenders and lessors to seek a waiver of such default or an amendment to the relevant agreements, we may not be successful. In the event of any acceleration of our debt under our other financing arrangements, we cannot assure you that our assets will be sufficient to repay our obligations in full and in that event we may need to seek the protection of Chapter 11 of the U.S. Bankruptcy Code and/or similar insolvency statutes in non-U.S. jurisdictions.

Because of our current difficulties in generating net cash from our operating activities and our restricted access to external sources of financing as further described below, our ability to meet our short-term financial obligations and finance our capital expenditures and operating activities depends on the success of our restructuring efforts.  If we are unable to meet our debt service obligations or fund our other liquidity needs, we could be required to refinance all or a portion of our debt before maturity, seek additional equity capital or sell additional assets.  We cannot assure you that we will be able to pay our debt or refinance it on commercially reasonable terms, or at all, or to fund our liquidity needs.

We may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements. Because competition in some of the industries in which we operate is concentrated, certain potential purchasers may be deterred by competition law considerations from acquiring (or seeking to acquire) assets that we are seeking to dispose of, which may negatively affect the valuation of these assets.  If we are unable to obtain the valuations that we expect for the assets we are disposing, we may be required to dispose of additional assets, including assets that we would otherwise have considered core activities with higher relative profitability and cash generating capacity, in order to satisfy compliance with our debt covenants. In addition, disposals of our assets and businesses may cause our revenues and operating income to decrease and, to the extent we are required to sell core assets, could dilute our cash-generating or earnings capacity.

These expectations of our future liquidity are forward-looking statements based on a number of assumptions, including assumptions regarding expected cash flows from operations and currency exchange rates.  Assumptions regarding such factors are subject to inherent uncertainties, as well as the risks described elsewhere herein.  Our assumptions and beliefs may prove incorrect, which could cause our actual liquidity to vary.

Other agreements governing our financial indebtedness contain financial covenants that we may fail to meet in the future.

Our ability to comply with other financial covenants will depend on our operating performance and level of indebtedness, as well as on events beyond our control such as changes exchange rates and interest rates.  We cannot guarantee that we will be able to comply with those covenants.  Any breach of a financial covenant could lead to the declaration of an event of default and/or acceleration of repayment.  As described above, acceleration of amounts due under certain of our financing agreements could cause the acceleration of debt under other agreements.  In such event, we cannot assure you that our assets would be sufficient to repay our obligations in full.

We may seek the protection of bankruptcy courts, insolvency or other reorganization proceedings, which may harm our business and place security holders at significant risk of losing some or all of their interests in the Company.

With the assistance of advisors, we are in the process of analyzing various strategic alternatives to address our capital structure, including strategic alternatives. However, a filing under Chapter 11 of the U.S. Bankruptcy Code and for similar filings in non-U.S. jurisdictions (“Bankruptcy Proceedings”) may be unavoidable. Seeking the protection of Bankruptcy Proceedings could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as Bankruptcy Proceedings continue, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. Bankruptcy Proceedings also might make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer Bankruptcy Proceedings continue, the more likely it is that our customers and suppliers would lose confidence in our ability to reorganize our businesses successfully and would seek to establish alternative commercial relationships.

Additionally, we have a significant amount of secured indebtedness that is senior to our unsecured indebtedness and a significant amount of total indebtedness that is senior to our existing preferred shares and ordinary shares in our capital structure. As a result, we believe that Bankruptcy Proceedings could result in a limited recovery for unsecured noteholders, if any, and place equity holders at significant risk of losing all of their interests in the Company.

Our independent registered public accounting firm may include an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the fiscal year ending April 30, 2016.

Our independent registered public accounting firm may include an explanatory paragraph expressing substantial doubt relating to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended April 30, 2016. The inclusion of a going concern explanatory paragraph may negatively impact the trading price of our ordinary shares, have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees, and could make it challenging and difficult for us to raise additional debt or equity financing to the extent needed, all of which could have a material adverse impact on our business, results of operations, financial condition and prospects. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

Our failure to maintain compliance with all applicable OTCQX listing requirements could cause the OTC to downgrade our ordinary shares, which may have an adverse impact on the trading volume, liquidity and the market price of our ordinary shares.

Our ordinary shares are currently listed on the OTCQX. In order to maintain this listing we must comply with the continued listing standards set forth in Section 3.2(b) of the OTCQX Rules for International Companies (“OTCQX Rules”) which require that we maintain a certain ordinary share price and market capitalization, in addition to certain other financial and share distribution targets.

If we fail to maintain an average global market capitalization greater than $5.0 million for at least one of every 30 consecutive calendar days, as calculated by the OTC, we would be subject to delisting by the OTCQX. Under Section 3.2(b) of OTCQX Rules, we have a cure period of 180 calendar days to regain compliance with the standards for continued qualification.

During such cure period the minimum criteria must be met for 10 consecutive trading days. Our market capitalization, as defined by the OTC, as of market close on February 29, 2016 was $7.6 million.

Non-compliance with the continued listing standards of the OTCQX Rules does not directly affect our business operations or Securities and Exchange Commission reporting requirements. Our ordinary shares will continue to be listed on the OTCQX during the applicable cure period, subject to our compliance with other continued listing requirements.

In the event that we fail to regain compliance with the continued listing standards of the OTCQX Rules by the expiration of the applicable cure period, we may apply to list our ordinary shares on the OTCQB Marketplace (“OTCQB”) operated by the OTC. Listing on the OTCQB could negatively impact the trading volume, liquidity and market price of our ordinary shares. In addition, listing on the OTCQB could adversely affect our ability to raise capital on terms acceptable to us or at all and could reduce the number of investors willing to hold or acquire our ordinary shares.

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
Date: March 4, 2016

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