Form 10-K
period 2016-04-30
CHC Group Ltd.
filed 2016-07-15
CIK 1586300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED APRIL 30, 2016
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
Ordinary Shares, par value $0.003
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting ordinary shares held by non-affiliates of the registrant, based upon the closing price on the New York Stock Exchange, as of October 31, 2015, was $11.2 million.

As of July 11, 2016, there were 2,721,592 ordinary shares of the registrant issued and outstanding excluding unvested restricted shares of 958.

DOCUMENT INCORPORATED BY REFERENCE.

Portions of the definitive Proxy Statement for the Registrant’s 2016 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days of the Registrant’s fiscal year ended April 30, 2016.

 CHC GROUP LTD.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
April 30, 2016

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND
OTHER INDUSTRY AND MARKET DATA
This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements, including statements regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. Factors that could cause our actual results to differ materially from our forward-looking statements include, but are not limited to, the following:

•	we filed for protection under Chapter 11 of the United States Bankruptcy Code and are subject to risks and uncertainties;

•	operating under Chapter 11 may restrict our ability to pursue our business strategies;

•	our employees face considerable uncertainty due to the Chapter 11 proceedings;

•	we may suffer from a protracted restructuring;

•
our ability to emerge from Chapter 11 and operate profitably thereafter will depend on increasing our revenue, lowering our costs, and obtaining sufficient financing or other capital to operate successfully;

•	we have substantial liquidity needs and, due to our current Chapter 11 proceedings, may not be able to obtain any equity or debt financings in the capital market for the foreseeable future;

•	we may be subject to claims that will not be discharged in the Chapter 11 proceedings;

•	our restructuring efforts through the Chapter 11 proceedings may be expensive, take resources and distract management;

•
we are in the process of rejecting and abandoning a significant portion of our helicopter fleet through the Chapter 11 proceedings, which may result in an inability to quickly respond to new opportunities and a significant loss of market share and profit margins;

•
our consolidated financial statements have been prepared assuming that we will continue as a going concern, our independent registered public accounting firm has raised substantial doubts about our ability to continue as a going concern, and we have not included any adjustments that might result from the outcome of this uncertainty;

•	we have a history of net losses;

•
our substantial level of indebtedness, operating lease commitments, purchase and other commitments could materially adversely affect our ability to fulfill our obligations under our debt agreements, our ability to react to changes in our business and our ability to incur additional debt to fund future needs;

•	all flights with the aircraft type H225 and AS332 L2 have been temporarily grounded which may cause a material and adverse impact to our financial viability;

•	our operations and fleet are reliant on Airbus helicopters;

•	operating helicopters involves a degree of inherent risk and we are exposed to the risk of losses from safety incidents;

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

•	our operations are largely dependent upon the level of activity in the offshore oil and gas industry;

•
the oil and gas industries on which we are largely dependent are suffering through a severe downturn, resulting in significant negative impact on demand for our services, and no assurance can be given that the downturn will not continue to be prolonged;

•	many of the markets in which we operate are highly competitive, and if we are unable to effectively compete, it may result in a loss of market share or a decrease in revenue or profit margins;

•	we rely on a limited number of large offshore helicopter support contracts with a limited number of customers. If any of these are terminated early or not renewed, our revenues could decline;

•	negative publicity may adversely impact us;

•	our fixed operating expenses and long-term contracts with customers could adversely affect our business under certain circumstances;

•	we depend on a small number of helicopter manufacturers and any safety issues can severely limit our ability to continue operating helicopters already in our fleet;

•	we depend on a limited number of third-party suppliers for helicopter parts and subcontract services;

•	restructuring of our operations and organizational structure may lead to significant costs;

•
our business requires substantial capital expenditures, lease and working capital financing, which we are currently blocked from accessing through the capital markets and banks. Any further deterioration of current industry or business conditions, the capital and banking markets or a prolonged period in Chapter 11 proceedings generally could adversely impact our business, financial condition and results of operations;

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

•	our operations may suffer due to political, regulatory, commercial and economic uncertainty;

•	our business in countries with a history of corruption and transactions with foreign governments increases the compliance risks associated with our international activities;

•	we are subject to extensive federal, state, local and foreign environmental, health and safety laws, rules, regulations and ordinances that could have an adverse impact on our business;

•	we are subject to many different forms of taxation in various jurisdictions throughout the world, which could lead to disagreements with tax authorities regarding the application of tax laws;

•	the offshore helicopter services industry is cyclical;

•	we are exposed to foreign currency risks;

•	our failure to hedge exposure to fluctuations in foreign currency exchange rates effectively could unfavorably affect our financial performance;

•	we are exposed to credit risks;

•	our customers may seek to shift risk to us;

•	if oil and gas companies undertake cost reduction methods, there may be an adverse effect on our business;

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

•	we are controlled by a shareholder group, which might have interests that conflict with ours or the interests of our other shareholders;

•	due to our Chapter 11 bankruptcy proceedings, our ordinary shares may have no value and any investment in our shares is highly speculative;

•	the market for our ordinary shares historically has experienced significant price and volume fluctuations;

•	we have not paid dividends on our ordinary shares historically and may not pay any cash dividends on our ordinary shares or preferred shares for the foreseeable future;

•
pursuant to the terms of the preferred shares, which rank senior to our ordinary shares, we are required to pay regular cash dividends or issue shares in respect of amounts accrued as dividends on the preferred shares, and we may be required under certain circumstances to repurchase the preferred shares; we are currently unable to pay such obligations while we are in Chapter 11 proceedings and are likely not to pay any cash dividends for the foreseeable future;

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

•
our Major Investors, Clayton, Dubilier & Rice (“CD&R”) and First Reserve Management, L.P. (“First Reserve”), may compete with us, and our articles of association contain a provision that expressly permits our non-employee directors to compete with us.

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

Embedded equity
Embedded equity, an intangible asset, represents the amount by which the estimated market value of a leased helicopter exceeded the leased helicopter purchase option price at September 16, 2008, the acquisition date of the predecessor of our wholly owned subsidiary by First Reserve. Embedded equity is assessed on an ongoing basis for impairment. Impairment, if any, is recognized in the consolidated statements of operations.

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
General
Our mission is to provide the highest level of service in the industry. Our helicopters are primarily used to facilitate large, long-distance crew changes on offshore production facilities and drilling rigs. We also provide SAR and EMS to government agencies and our oil and gas customers.
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

Voluntary Filing under Chapter 11
On May 5, 2016 (the “Petition Date”), CHC Group Ltd. and a number of its subsidiaries (cumulatively referred to as the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions” or the “Petitions”) in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”), seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). Pursuant to an order of the Bankruptcy Court, the Bankruptcy Cases are being jointly administered under the caption In re CHC Group Ltd., et al., which we refer to together as the “Bankruptcy Cases”. During the bankruptcy proceedings, we will continue to operate our business as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the orders of the Bankruptcy Court, and applicable bankruptcy laws and rules. Additional information about the Bankruptcy Cases, including which entities are Debtors, is available at www.kccllc.net/chc. Neither the foregoing website nor the information contained on the website nor the documents accessible through such website shall be deemed incorporated into, and neither shall form a part of this Annual Report.
The commencement of the Bankruptcy Cases on May 5, 2016 constituted an event of default under the indenture, dated October 4, 2010, that governs the 9.250% Senior Secured Notes Due 2020 (the “senior secured notes”), the indenture, dated May 13, 2013, that governs the 9.375% Senior Notes Due 2021 (the “senior unsecured notes”), our senior secured revolving credit facility, dated as of January 23, 2014 (the “revolving credit facility”) and our asset-based revolving credit facility, dated June 12, 2015 (the “ABL Facility”), which all became immediately due and payable. In addition, as a result of the May 5, 2016 filing of the Petitions by the Debtors in the Bankruptcy Court, all of our helicopter and certain other lease agreements were in default subsequent to April 30, 2016. Any efforts to enforce payments related to these obligations are automatically stayed as a result of the filing of the Petitions and are subject to the applicable provisions of the Bankruptcy Code.

Events Leading to Chapter 11 Filing
Since mid-2014, there has been a severe and prolonged decline in Brent crude oil prices due to a combination of sustained high supply from the Organization of the Petroleum Exporting Countries and from North America, and more recently due to additional supply from Iran as a result of the lifting of sanctions, coupled with weaker demand due to continued economic uncertainty in China, Europe, and the United Kingdom. As the weakness in the price of oil has continued since mid-2014, the length and depth of the decline in oil and gas prices has put severe pressure on the industry. Our oil and gas customers have implemented and continue to implement substantial reductions in their exploration projects and are actively reducing their capital and operating expenditure plans. This continued downward pressure to reduce prices, the volatility in the oil and gas sector generally and the potential impact of such volatility on offshore exploration and production, has had a significant negative impact on the demand for offshore helicopter transportation services. Certain customer contracts permit termination for convenience and certain customers have been able to extract concessions and more favorable contract terms as market competition has intensified. Customers are also making operational changes to reduce costs, such as less frequent worker rotations and changes in service patterns, to increase their productivity. With less demand for flying services, demand for our helicopters and other helicopters in the primary and secondary markets has declined. During this period, we have recognized significant impairments to the value of our fleet, without any reduction in the carrying costs associated with maintaining our fleet and satisfying our contractual obligations.
As a result, we are facing pricing and margin pressure and a significant reduction in demand for flying services. Due to the terms of our lease arrangements, this has resulted in an increasing number of unproductive helicopters in our fleet but relatively fixed fleet costs. A significant number of these unproductive helicopters are leased and we continued to bear the ongoing cost for many of these leased helicopters during fiscal 2016.
We undertook in fiscal 2015 and 2016 restructuring efforts to improve our operational efficiency in a comprehensive review of our operations, our organizational structure and our fleet, with the goal of reducing operating costs in response to the severe downturn in the oil and gas market. In addition, we undertook efforts in fiscal 2014, 2015 and 2016 to enhance our capital structure and reduce our leverage. We made a number of debt repurchases and redemptions of our senior secured and senior unsecured notes during fiscal 2014, 2015 and 2016 and we entered into a new ABL Facility in fiscal 2016 in efforts to reduce fixed interest costs. We also attempted to renegotiate the terms of our helicopter lease facilities, in an effort to reduce our ongoing helicopter lease costs. We announced in our Current Report on Form 8-K, as filed with the SEC on March 3, 2016, that the Company has retained advisors to help us review strategic alternatives for our capital structure to enhance our balance sheet strength and flexibility. We also announced in our Current Report on Form 8-K, as filed with the SEC on April 15, 2016, that the Company decided to not make an interest payment of $46 million due on April 15, 2016 with respect to our senior secured notes, which granted us a 30-day grace period before the trustee or noteholders holding at least 25% in aggregate principal amount of the notes could elect to accelerate the principal amount of the notes. However, despite these efforts, we have determined that the cost of our capital and leasing structure is no longer sustainable and we are unable to absorb the ongoing and precipitous decline in business demand from the oil and gas industry.

Delisting from the New York Stock Exchange and OTCQX International Market
On February 1, 2016, we received written notice from the New York Stock Exchange (“NYSE”) of its intent to delist the Company’s ordinary shares from the NYSE. The NYSE suspended trading of our ordinary shares effective as of the market close on February 1, 2016, pursuant to NYSE requirements that NYSE-listed companies maintain an average global market capitalization of $15.0 million or more over a consecutive 30 trading day period. Our ordinary shares were accepted for listing on the OTCQX International Market (“OTCQX”), operated by OTC Markets Group Inc. (“OTC”), and trading in our ordinary shares commenced on the OTCQX under the ticker symbol “HELIF” on February 2, 2016.
Effective on the Petition Date, May 5, 2016, our ordinary shares ceased trading on the OTCQX International Market and began trading on the OTC Pink Marketplace, under the symbol “HELIQ”.
Safety and Regulatory Compliance
We strive to exceed the stringent safety and performance audit standards set by aviation regulatory bodies and our customers. We have established an in-house flight safety group that is responsible for ensuring our compliance with safety standards within our organization and with government regulations and customer requirements, standardizing base operating procedures and educating and training our flight crews with advanced training programs. A key to maintaining our strong safety record is having a highly qualified and experienced workforce. Our pilots average in excess of 3,000 flight hours of experience, and many of them carry endorsements to operate more than one type of helicopter. Our mechanics are highly experienced and receive ongoing training from helicopter manufacturers. Our safety culture is supported by a safety and quality management system which is integral to our business, and is built on a strong culture that gives every team member the authority to identify, report and correct unsafe practices and procedures.
We support industry collaboration on existing and emerging safety systems, tools and initiatives. We host a highly regarded annual international safety summit, attended by our customers, manufacturers, competitors and regulators, which is a manifestation of our commitment to safe operations. In October 2014, we, along with other major operators officially launched the new industry association, HeliOffshore. Through HeliOffshore, we are playing a crucial leadership role in driving safety ever-higher across the rotary-wing industry. HeliOffshore will use cross-industry cooperation as a platform for enhancing the industry’s overall strong safety record by sharing best practices, developing and applying advanced technology, and encouraging common global flight standards. HeliOffshore is a joint initiative with other helicopter operators to further enhance offshore flight safety.
In addition to safety regulations, most of the countries in which we conduct flying operations have laws, with typically complex requirements, that require commercial operators to hold either or both an operating license and an air operator certificate (“AOC”). We believe our track record of safety and experience working with regulators will enhance our ability to obtain needed licenses/certificates as required.
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

We have continued efforts to right-size our fleet to match customer demand. During fiscal 2015, we decided to accelerate our exit from five older technology helicopter types. In fiscal 2015 and 2016, we incurred restructuring costs related to certain leased helicopters which we have permanently ceased use of in operations and which no longer form part of our prospective fleet strategy. Due to the downturn in the oil and gas industry, a significant portion of our fleet has become unproductive. As part of the Bankruptcy Cases, the Debtors have filed motions for the rejection and abandonment of 99 helicopters in our fleet which we believe we will no longer need in the operation of our business. As of July 15, 2016, the Bankruptcy Court had approved 65 helicopter lease rejections.
As of April 30, 2016, our fleet was comprised of the following helicopters, including those helicopters which we have filed motions for rejection and abandonment with the Bankruptcy Court:

Helicopter Type	Number of Helicopters	Cruise Speed (kts)	Approximate Range (nmi)	Passenger Capacity	Maximum Weight (lbs)
Heavy:
Sikorsky S92A	46	145	400	19	26,500
Airbus Helicopters H225	40	145	400	19	24,250
Airbus Helicopters (AS332 L, L1, and L2)	33	130-140	250-350	17-19	18,000-20,500
Total Heavy	119
Medium:
AgustaWestland AW139	43	145	280	12-15	15,000
Sikorsky S76C++	23	145	220	12	11,700
Sikorsky S76C+	20	145	175	12	11,700
Sikorsky S76A++	7	135	130	12	10,800
Bell 412	7	125	135	13	11,900
Airbus Helicopters AS365 Series/H155	5	120-145	80-120	11-13	9,500-10,800
Airbus Helicopters H135/H145	3	N/A(i)	N/A(i)	N/A(i)	N/A(i)
Total Medium	108
Total Helicopters	227

(i)	EMS only.
On April 29, 2016, one of our Airbus H225 helicopters was involved in an accident near the Flesland Airport in Bergen, Norway. Authorities subsequently confirmed fatalities of the 11 passengers and two crew members on board. On June 28, 2016, the Accident Investigation Branch Norway (“AIBN”) released a preliminary report regarding the likely cause of the accident, which is available at http://www.aibn.no/Aviation/Investigations/16-286. Neither the foregoing website nor the information contained on the website nor the report accessible through such website shall be deemed incorporated into, and neither shall be a part of, this Annual Report on Form 10-K. Following the incident, we have suspended all H225 helicopter flights, including SAR and Medevac flights, in line with regulatory authorities and out of respect for our work force and customers, and to evaluate any implications associated with the accident. As with any similar event, this accident could result in legal and regulatory proceedings, liability and/or additional litigation and/or sanctions, which could materially adversely impact our revenue, profitability and/or operations. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K, including “Operating helicopters involves a degree of inherent risk and we are exposed to the risk of losses from safety incidents” and “Item 7. Aviation Safety and Regulatory Developments” for further information.
As at April 30, 2016, we have a total commitment of $236.8 million for the purchase of new helicopters, for which we have contractual commitments to pay $170.6 million in fiscal 2017 and $66.2 million in fiscal 2018. We have additional flexible orders of $258.3 million which allow us to monitor the market recovery before confirming dates and the type of aircraft for deliveries. Our additional flexible orders can be cancelled with no further payment, subject to periodic forfeitures of deposits paid to date, up to a maximum of $30.1 million in forfeitures.
Our Operations
We report under two operating segments, Helicopter Services and Heli-One, as well as a Corporate segment that provides general and administration functions.

Helicopter Services
Our Helicopter Services segment consists of flying operations in the North Sea, the Americas, the Asia Pacific region and the Africa-Euro Asia region, primarily serving our offshore oil and gas customers, in addition to providing SAR and EMS to government agencies and to our oil and gas customers. We conduct our operations across six continents and have a global operations center located in Irving, Texas. The majority of our revenue from oil and gas customers is from contracts tied to our customers’ offshore production operations, with a substantial portion related to transporting personnel to and from offshore drilling rigs. Helicopter Services generated approximately 88% to 90% of its revenue for the three years ended April 30, 2016 from oil and gas customers.
We believe our services are critical to our customers as helicopter transportation is a cost-effective, viable means to transport people from land to offshore oil and gas production facilities and drilling rigs. We provide logistics solutions and helicopter transportation to and from production facilities and drilling rigs, and related logistics solutions to manage crew rotation for the many of our offshore oil and gas customers who are required by law and collective labor agreements to change crews every seven to 14 days.
The majority of our customers are major national and independent oil and gas companies. Offshore production platforms generally run at full capacity, irrespective of commodity prices, until the economic end-life of the respective field. Production platforms generally have expected lives of 20 years or more, depending upon the size and characteristics of the field. Our helicopter services business in the oil and gas industry is largely characterized by medium to long-term contracts (i.e., four to five years for production contracts which normally carry extension options of one to five years) though certain of these customer contracts can be cancelled early. Exploration contracts are shorter in duration and are, on average, two to three year contracts. Despite this, we have seen significant reductions in both production and exploration demand due to the significant and prolonged decline in Brent crude oil prices since mid-2014, as our customers have significantly reduced exploration activity and implemented efficiency measures.
We are also one of the world’s leading commercial providers of SAR and EMS services through our Helicopter Services segment. We have long-term contracts with government agencies and commercial operators in the United Kingdom, the Republic of Ireland and Australia. Our SAR and EMS contracts average eight years in duration. Contracts are generally entered into directly with state and federal governments.
Our operations are global. Approximately half of our Helicopter Services segment’s revenue is derived from the North Sea, from our main bases Aberdeen, Scotland and Stavanger, Norway. The Western North Sea region includes the United Kingdom, the Republic of Ireland and the Netherlands, where major oil and gas customers include Total, Apache, Royal Dutch Shell and ENGIE, and where we also have long-term contracts with government agencies and commercial operators in the United Kingdom and in the Republic of Ireland to provide SAR and EMS helicopter services. The Eastern North Sea region is comprised mainly of Norway, where we provide flying services to Statoil and other oil and gas customers. In the Americas, substantially all of our helicopters operate in Brazil, primarily with Petrobras. The Asia Pacific region includes Australia and Southeast Asian countries where we provide helicopter services to the offshore oil and gas industry in Australia, Malaysia, East Timor and other countries from a network of bases throughout the region. As well as oil and gas, the Australia operations also service a number of commercial, military and local government customers with SAR/EMS services. Our Africa-Euro Asia region predominately served oil and gas exploration customers and includes operations in several Africa and Eastern European countries.
Heli-One
Our MRO operations are conducted through our Heli-One business, an independent commercial provider of helicopter support and MRO services. Through Heli-One, we provide quality and cost control for maintenance, repair, and overhaul of our own fleet as well as comprehensive outsourced MRO services to third-party customers. Our comprehensive range of capabilities and broad geographic footprint allow us to offer a full suite of after-market services including engine, airframe and component MRO, logistics support, parts sales and distribution, engineering services, design services and logistics support as individual services, or as part of multi-year complete maintenance outsourcing.
All helicopter airframes, engines and components are required by manufacturers and by government regulations to be serviced and overhauled based on flight hours, cycles or the actual condition of parts. The repair and overhaul process includes disassembling, cleaning, inspecting, repairing and reassembling engines, components and accessories, and testing complete engines and components. Our Heli-One segment specializes in heavy structural repair, maintenance, overhaul and testing of helicopters and helicopter components in North America and Europe. Heli-One’s main MRO competitors are helicopter manufacturers, which are also our main parts suppliers.
Our Heli-One operations have facilities in Delta, British Columbia; Stavanger, Norway; Fort Collins, Colorado and Rzeszow, Poland. We believe our global buying power gives us competitive pricing on all major components. We believe we provide quality, competitively priced support services to civilian and military helicopter operators worldwide.

For additional information about our business segments, including financial information, see note 26 in the audited annual consolidated financial statements for the fiscal years ended April 30, 2014, 2015 and 2016 included elsewhere in this Annual Report on Form 10-K. For a description of certain risks affecting our business and operations, see “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K.
Customers and Contracts
For the fiscal year ended April 30, 2016, revenue generated by services for the oil and gas industry was approximately 78% of our consolidated revenues. We generated 10% of our consolidated revenues related to EMS/SAR services, with MRO services provided through our Heli-One segment representing the balance of total revenues.
Our key customers include many leading oil and gas companies around the world. The following table sets out our top ten customers based on revenue for our fiscal year ended April 30, 2016 and geographic regions served. The revenues in the table below constitute approximately 69% of our total revenues. Our top three customers for the fiscal year ended April 30, 2016 were Petrobras, Statoil ASA and Royal Dutch Shell plc., each accounting for approximately 15% of our consolidated revenue. No other single customer accounted for more than 10% of our revenues during fiscal 2016.

Geographic regions served by CHC
Company	North Sea	Americas	Australia	Asia Pacific	Africa-Euro Asia
Apache Corporation	●	●	●
Chevron Corporation	●			●
ConocoPhillips Co.			●	●
ENGIE (previously GDF)	●
Irish Coast Guard	●
Petrobras		●
Royal Dutch Shell plc.	●	●	●	●	●
Statoil ASA	●	●
Total S.A.	●				●
Woodside Petroleum Limited			●
Our current oil and gas customer base is comprised of major, national and independent oil and gas companies. These customers generally enter into multi-year contracts for our services. The majority of our customer contracts provide for revenues based on fixed-monthly charges and hourly flight rates. In addition, our contracts generally require the customer to either provide or to be charged for fuel, which significantly limits our operational exposure to volatility in fuel costs. Our contracts with offshore oil and gas customers are typically for periods of four to five years, and normally carry extension options of one to five years. Despite being multi-year contracts, our helicopter services contracts generally can be cancelled by our customers within a contractually specified notice period.
Our contracts with government agencies for SAR and EMS services average seven years, and we believe government agencies will increasingly seek to outsource these services. Based on our experience, we believe that contracts are awarded based on a number of factors, including technical capability, operational effectiveness, price, strength of relationships, availability of fleet types and other technical mission requirements, quality of customer service and the safety record of the helicopter service provider. We believe that maintaining a strong safety record is imperative for our customers, and that our safety record and safety culture at all levels of our organization are key to maintaining and growing our business.
The largest customer of our Heli-One segment is our Helicopter Services segment. Our Heli-One segment also contracts with third parties including military, coast guard, parapublic and other governmental organizations, and other helicopter operators. Revenues are earned for services provided individually or, in many cases, as part of multi-year, complete maintenance outsourcing agreements.

Competition
We are one of two global helicopter service providers to the offshore oil and gas industry; other competitors are smaller, regional operators. We have a significant market position in most global offshore oil and gas market regions, with the exception of the Gulf of Mexico and Nigeria.

Insurance
Operation of helicopters involves some degree of risk. Hazards, such as helicopter accidents, collisions and fire are inherent in providing helicopter services. We maintain a flight safety organization that is responsible for ensuring compliance with safety standards within our organization and the requisite proficiency among flight crews. Our safety organization is responsible for training flight crews, conducting regular safety audits and seminars for all flight personnel, and generally ensuring safe operating techniques and standards consistent with government regulations and customer requirements. In addition, aviation regulatory bodies and customers conduct safety audits to ensure that our standards meet their requirements.
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

Aviation Regulations
Most of the countries in which we conduct flying operations have laws that require us to hold either or both of an operating license and an AOC. Most of these countries also have materiality requirements for the issuance of operating licenses and/or AOCs that require the holder of such license or certificate to be a qualified national of such country. Companies holding such licenses and certificates must typically be both majority owned and effectively controlled, or controlled in fact, by citizens of the issuing state.
The European Union and the European Economic Area
We operate in the European Union (the “EU”) and the European Economic Area (the “EEA”) with helicopter flying services provided by subsidiaries of EEA Helicopter Operations B.V. (“EHOB”), a company 49.9% owned by us. These subsidiaries operate primarily in the United Kingdom, the Netherlands and the Republic of Ireland (member states of the EU), and Norway (member state of the EEA). To operate helicopters in the EU and EEA, an operator must be licensed by the applicable national Civil Aviation Authority. Under applicable European law, an operator must be “effectively controlled” and “majority owned” by nationals of member states of the EU or the EEA to maintain its license. We believe that the majority shareholder in EHOB is an EU national and therefore these subsidiaries are currently “majority owned” and “effectively controlled” within the meaning of the EU and the EEA licensing requirements. Any change in the national status of the majority shareholder in EHOB or our agreements with the shareholder could affect the licenses of these subsidiaries.
Canada
Our helicopter operations in Canada have been conducted through CHC Helicopters Canada Inc., a company in which we hold a minority interest. That company’s flying operations are regulated by Transport Canada and are conducted under that company’s AOC. Our ability to conduct our helicopter operating business in Canada is dependent on our ability to maintain our relationship with CHC Helicopters Canada Inc. Our helicopter operations in certain other countries were conducted pursuant to an AOC issued by the Minister of Transport (Canada) under the provisions of the Aeronautics Act (Canada) for which our wholly owned subsidiary held an exemption until June 2016. No exemption permitting helicopter flying operations is currently in effect as of the date of this Annual Report on Form 10-K. We have no operational aircraft under this AOC and aircraft have been re-registered under other AOCs as appropriate to continue flying operations.

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

Brazil
We operate in Brazil through a subsidiary of Brazilian Helicopter Holdings S.A. (“BHH”), a Brazilian company 60% owned by us. To operate helicopters in Brazil, an operator must be licensed by the applicable national Civil Aviation Authority. Under applicable Brazilian law, in order to maintain its license, an operator must be “controlled” by nationals of Brazil and its officers must be Brazilian as well. By “control”, Brazilian aviation legislation refers to a holding of at least 80% of the operator’s voting shares. We believe that the majority holder of voting shares in BHH is a Brazilian national and therefore this subsidiary is currently “controlled” within the meaning of Brazil licensing requirements. Any change in the national status of the majority shareholder in BHH and/or in the nationality of the officers of this subsidiary could affect its Brazilian licenses. Our helicopter operations in Brazil are conducted through Brazilian Helicopter Services Táxi Aéreo S.A. (“BHS”), the above-mentioned subsidiary of BHH. Our flying operations are regulated by the National Agency for Civil Aviation and are conducted under that company’s AOC. Our ability to conduct our helicopter operating business in Brazil is dependent on our ability to maintain this AOC. If we are unable to maintain this AOC, or obtain an alternative AOC, we will be prevented from flying helicopters in Brazil.
Other Countries and Regulations
Our operations in other foreign jurisdictions are regulated to various degrees by the governments of such jurisdictions and must be conducted in compliance with those regulations and, where applicable, in accordance with our air service licenses and AOCs. These regulations may require us to obtain a license to operate in that country, may favor local companies or require operating permits that can only be obtained by locally registered companies and may impose other nationality requirements. In such cases, we partner with local persons, but there is no assurance regarding which foreign governmental regulations may be applicable in the future to our helicopter operations and whether we would be able to comply with them.
The revocation of any of the licenses discussed above or the termination of any of the relationships with local parties discussed above could have a material adverse effect on our business, financial condition and results of operations.
We are also subject to regulations imposed by the U.S. Foreign Corrupt Practices Act (the “FCPA”), which generally prohibits us and our intermediaries from making improper payments to foreign officials for the purpose of obtaining or maintaining business. We have established a Compliance & Ethics Hotline Policy and a Compliance Committee, and provide compliance training to our employees to help prevent violations of the FCPA. As a condition of employment, our employees are required to abide by this policy. Our policy also includes thorough due diligence of all third-party intermediaries as well as screening and certification through TRACE International and annual renewal of TRACE certifications by approved intermediaries. Further, we require our vendors and contractors to be contractually bound to abide by our Code of Business Conduct, Ethics & Integrity Policy. Our Internal Audit team includes our Code of Business Conduct, Ethics & Integrity Policy compliance as part of the scope of their audits.
Environmental Matters
We are subject to extensive laws, rules, regulations and ordinances in the various jurisdictions in which we operate relating to pollution and protection of the environment and to human health and safety, including those related to noise, emissions to the air, releases or discharges to soil or water, the use, storage and disposal of petroleum and other regulated materials, and the remediation of contaminated sites. Our operations, including helicopter maintenance and helicopter fueling, involve the use, handling, storage and disposal of materials that may be classified as hazardous to human health and safety and to the environment. Non-compliance with these regulations may result in significant fines or penalties or limitations on our operations. Many of the countries in which we operate have laws that may impose liability for the investigation and cleanup of releases of regulated materials and the remediation of related environmental damage without regard to negligence or fault. These laws may also expose us to liability for the conduct of, or conditions caused by, others, such as historic spills of regulated materials at our facilities, for acts that were in compliance with all applicable environmental laws at the time such acts were performed, and for contamination at third-party sites where substances were sent for off-site treatment or disposal. Additionally, any failure by us to comply with applicable environmental, health and safety or planning laws and regulations may result in governmental authorities or other third parties taking action against our business that could adversely impact our operations and financial condition. We believe we are in substantial compliance with applicable environmental laws and that ensuring compliance has not, to date, had a material adverse effect upon our financial position. We cannot, however, predict the likelihood of change to these laws or in their enforcement nor the impact that any such change, or any discovery of previously unknown conditions, may have on our costs and financial position. Please see “Item 1A. Risk Factors - Risks Related to Our Business and Industry - We are subject to extensive federal, state, local and foreign environmental, health and safety laws, rules, regulations and ordinances that could have an adverse impact on our business”.

CHC Scotia Ltd. is subject to an environmental proceeding. On September 30, 2015, the Environment Agency of the United Kingdom issued a notice of civil penalty of approximately £345,000 due to a failure to surrender sufficient allowances equivalent to its emissions, as required by government regulations. CHC Scotia Ltd. appealed the decision on June 22, 2016. A decision on this appeal is anticipated in the next several weeks.
Employees
As of April 30, 2016, we had approximately 3,600 full-time employees. We hire independent contractors on an as needed basis.
Certain of our employees in the UK, Ireland, the Netherlands, Norway, Brazil, Canada and Australia (collectively, approximately 42% of our employees as of April 30, 2016) are represented under collective bargaining or union agreements. Any disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees could result in strikes, work stoppages or other slowdowns by the affected workers. Periodically, certain groups of our employees who are not covered under a collective bargaining agreement consider entering into such an agreement.
If our unionized workers engage in a strike, work stoppage or other slowdown, if other employees elect to become unionized, if existing labor agreements are renegotiated, or if future labor agreements contain terms that are unfavorable to us, we could experience a disruption of our operations or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations. See “Item 1A. Risk Factors - Our employees face considerable uncertainty due to the Chapter 11 proceedings”.
Other Information
We were incorporated as FR Horizon Holding (Cayman) Inc. on July 3, 2008 under the laws of the Cayman Islands. We changed our name by way of special shareholder resolution dated September 12, 2013 to CHC Group Ltd. Our registered office is located at c/o Intertrust Corporate Services (Cayman) Ltd., 190 Elgin Avenue, George Town, Grand Cayman, KYI-9005, Cayman Islands.
We have entered into agreements with Heli-One Canada Inc. and Heli-One American Support, LLC to provide certain management services, subject to authority limits as determined by our board of directors and set out in such agreements. The corporate headquarters of Heli-One Canada Inc.’s offices is located at 4740 Agar Drive, Richmond, British Columbia, V7B 1A3 Canada and its telephone number is (604) 276-7500. The corporate headquarters of our global operations center which houses our chief executive officer, chief financial officer, and general counsel is located at 600 Las Colinas, 10th Floor, Irving, Texas 75039.
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
The risks described below could have a material adverse impact on our financial position, results of operations, liquidity and cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed below. We are currently under protection of Chapter 11 of the United States Bankruptcy Code and are subject to a number of risks and uncertainties associated with the bankruptcy proceedings. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider not to be material to our operations. You should not consider this list to be a complete statement of all risks and uncertainties.

Risks Related to Our Pending Bankruptcy Proceedings

We filed for protection under Chapter 11 of the United States Bankruptcy Code and are subject to risks and uncertainties.

We are subject to a number of risks and uncertainties associated with the filing of voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, which may lead to potential adverse effects on our liquidity, results of operations and business prospects. We cannot make any assurances regarding the outcome of the Chapter 11 proceedings. Risks and uncertainties associated with Chapter 11 proceedings include the following:

•	our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 proceedings and the outcomes of Bankruptcy Court rulings in general;

•	the length of time that we will operate under the Chapter 11 proceedings and our ability to successfully emerge from Chapter 11;

•	our ability to develop and consummate a plan of reorganization with respect to the Chapter 11 proceedings;

•
our ability to obtain Bankruptcy Court and creditor approval of our plan of reorganization and the impact of alternative proposals, views and objections of the creditors’ committee and other interested parties, which may make it difficult to develop and consummate a plan of reorganization in a timely matter;

•
risks associated with third parties seeking and obtaining court approval to (i) terminate or shorten our exclusivity period to propose and confirm a plan of reorganization, (ii) appoint a Chapter 11 trustee, or (iii) convert the Bankruptcy Cases to Chapter 7 liquidation cases;

•	risks associated with third-party motions in the Chapter 11 proceedings, which may interfere with our reorganization efforts;

•	risks associated with a change of control due to the Chapter 11 proceedings;

•	the ability to maintain sufficient liquidity throughout the Chapter 11 proceedings;

•	increased costs related to the Bankruptcy filing;

•	our ability to manage contracts that are critical to our operation, to obtain and maintain appropriate terms with employees, customers, suppliers and service providers; and

•	our ability to maintain existing employees, customers, vendor relationships and expand our customer base.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events, the positions we take in court, or publicity associated with our Chapter 11 proceedings could adversely affect our relationship with our customers, as well as with vendors and our people, which in turn could adversely affect our operations and financial condition, particularly if the Chapter 11 proceedings are protracted. Because of the risks and uncertainties associated with our Chapter 11 proceedings, the ultimate impact of events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified. If any one or more of these risks materializes, it could affect our ability to continue as a going concern.

Operating under Chapter 11 may restrict our ability to pursue our business strategies.

Under Chapter 11, transactions outside the ordinary course of business will be subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. We must obtain Bankruptcy Court approval to, among other things:

•	engage in certain transactions with our vendors;

•	buy or sell assets outside the ordinary course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	borrow for our operations, investments or other capital needs or to engage in other business activities that would be in our interest.

Our employees face considerable uncertainty due to the Chapter 11 proceedings.

As a result of the Chapter 11 proceedings, our employees are facing considerable uncertainty. A material erosion of our employees’ commitment could have a material adverse effect on our business, particularly if the Chapter 11 proceedings are protracted. Additionally, certain of our named executive officers have employment agreements with an entity that has filed for bankruptcy. Their employment agreements have not been assumed by the Debtors in the Chapter 11 proceedings. The status of their continued employment with us remains uncertain.

We may suffer from a protracted restructuring.

Our future results are dependent upon the timely and successful filing, confirmation and implementation of a plan of reorganization. If the Bankruptcy Cases are protracted, it could adversely affect our operating results, including our relationships with our employees, vendors, strategic partners and customers. If we experience a protracted reorganization, there is a significant risk that the value of our enterprise would be substantially eroded to the detriment of all stakeholders. Additionally, a protracted case will drain liquidity absent additional financing.

Our ability to emerge from Chapter 11 and operate profitably thereafter will depend on increasing our revenue, lowering our costs, and obtaining sufficient financing or other capital to operate successfully.

It is too early in the Chapter 11 process for us to have developed our plan of reorganization. However, for our ultimate plan of reorganization to be effective, we will need to increase our revenue, lower our costs, reduce our liabilities, and obtain and/or demonstrate the sufficiency of financing and/or other capital to operate after emergence.

In order to emerge from and operate successfully after the conclusion of our Chapter 11 proceedings, we will need sufficient financing or other capital resources, some of which may be subject to Bankruptcy Court approval. Depending on numerous factors, many of which are out of our control, such as the state of the domestic and global economy, the credit market’s view of our prospects and the oil and gas and related services industries in general, and the general availability of debt and equity capital at the time we conclude the Chapter 11 process, the financing and other capital that we will need may not be available to us, or may only be available on onerous terms and conditions. There is no assurance that we will be successful in obtaining financing or other needed sources of capital to successfully emerge from Chapter 11 and operate the Company. Inability to obtain sufficient financing or other capital may further delay our emergence from bankruptcy and/or limit our alternatives, which could result in our inability to continue as a going concern. Even if such financing or other capital is available, there is no guarantee that we will achieve the desired revenue growth. Finally, we may be subject to a change of control through the Chapter 11 proceedings.

Our business plan contemplates extracting savings by restructuring, renegotiating, and/or rejecting a substantial portion of our debt, lease and other obligations. Nevertheless, following any possible emergence from Chapter 11, we would expect to have significant debt, lease and other obligations. There is no guarantee that we will be able to successfully achieve the desired cost savings or meet our planned continuing obligations. Failure to implement substantial cost savings upon emergence could materially hamper our ability to operate profitably after emergence, and could result in our inability to continue as a going concern.

We have substantial liquidity needs and, due to our current Chapter 11 proceedings, may not be able to obtain any equity or debt financings in the capital markets for the foreseeable future.

We have substantial liquidity needs in the operation of our business and face significant liquidity challenges due to the financial difficulties in the oil and gas industry. Accordingly, we believe that our cash and cash equivalents will remain under pressure during 2016 and thereafter. Because substantially all of our assets are encumbered, we believe it will be difficult to obtain any material amount of additional debt or equity financing during our Chapter 11 proceedings and may be difficult to obtain any such financing thereafter.

A number of other factors, including our financial results in the recent year, our substantial indebtedness, the difficult revenue environment we face, and the financial difficulties experienced in the oil and gas industry, adversely affect the availability and terms of funding that might be available to us during, and upon emergence from, our Chapter 11 proceedings. As a result of these and other factors, there can be no assurances that we will be able to source capital at acceptable rates and on acceptable terms, if at all, to fund our current operations and our exit from Chapter 11. An inability to obtain necessary additional funding on acceptable terms would have a material adverse impact on us and on our ability to sustain our operations, both currently and upon emergence from Chapter 11.

We may be subject to claims that will not be discharged in the Chapter 11 proceedings.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to the filing of our Chapter 11 proceedings (i) will be subject to compromise and/or treatment under the plan of reorganization or (ii) will be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. However, there can be no assurance that the aggregate amount of such claims that are not subject to treatment under the plan of reorganization or that are not discharged will not be material.

Our restructuring efforts through the Chapter 11 proceedings may be expensive, take resources and distract management.

We have engaged the services of financial consultants and legal advisors for our Chapter 11 proceedings. In addition, pursuant to certain agreements, court orders, and applicable Chapter 11 law, we are required to pay for the services of financial consultants and legal advisors for certain of our creditors. These services are expensive and may impact our ability to restructure our organization.

We are in the process of rejecting and abandoning a significant portion of our helicopter fleet through the Chapter 11 proceedings, which may result in an inability to quickly respond to new opportunities and a significant loss of market share and profit margins.

As of April 30, 2016, we maintained a fleet of 227 helicopters of which 65 are owned by us and the remainder is leased from various third-party lessors. In order to decrease the costs of maintaining an expensive fleet, we adopted a fleet reduction plan for which we have filed motions to reject or abandon helicopters during our Chapter 11 proceedings during calendar year 2016. On May 5, 2016, we filed with the Bankruptcy Court our first omnibus motion for entry of an order authorizing us to reject certain equipment leases and subleases covering leases and subleases related to 44 helicopters. On May 27, 2016, we filed with the Bankruptcy Court our second omnibus motion for entry of an order authorizing us to reject certain equipment leases and subleases covering leases and subleases related to 40 helicopters. On June 6, 2016, we filed with the Bankruptcy Court our third omnibus motion for entry of an order authorizing us to reject certain equipment leases and subleases related to three helicopters. On June 8, 2016, we filed with the Bankruptcy Court our first omnibus motion to abandon certain helicopters and reject the equipment leases and subleases related to 13 helicopters.  We have withdrawn our request to reject the equipment leases and subleases related to one helicopter and the Bankruptcy Court has approved the rejection of 65 helicopters thus far, with the remaining 21 rejections and 13 abandonments scheduled to be heard at the Bankruptcy Court’s August 4, 2016 hearing.

The rejection and return of 86 aircraft as well as the abandonment of 13 aircraft will reduce the size of our fleet significantly and will remove from our fleet almost all H225 helicopters.  Given the significant reduction in our fleet size, we will not have as many helicopters in reserve as we have had historically and therefore may not be able to respond as quickly with respect to new opportunities. This reduced flexibility may result in the loss of new opportunities and pressure on the ability to redeploy helicopters in a timely manner, which may result in reduced revenues.  In addition, the return of 99 helicopters to the helicopter leasing and financing market may significantly reduce the potential lease rates for new leases as well as the value of helicopters in the market generally.  Such reduction in helicopter values may adversely affect the valuation of the new and used helicopters that we own or the value of the existing purchase contracts we have for new helicopters.
A smaller fleet size might not allow us to compete effectively in the traditional sectors that we service resulting in a loss of market share to our competitors because of the limited number of aircraft that would be available for subleasing. This reduction may also have an adverse impact on profit margins as we may not be able to offset the costs associated with maintaining the fleet.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, our independent registered public accounting firm has raised substantial doubts about our ability to continue as a going concern, and we have not included any adjustments that might result from the outcome of this uncertainty.

The accompanying consolidated financial statements to this Annual Report on Form 10-K have been prepared assuming that we will continue as a going concern. As discussed in note 2(a) to the financial statements, the Company has recurring net losses, a substantial level of indebtedness and operating lease commitments, experienced a significant decline in consolidated revenues and filed for bankruptcy protection on May 5, 2016. Our independent registered public accountants,

Ernst & Young LLP, have included an emphasis of matter paragraph in their auditors’ report which states certain conditions exist which raise substantial doubt about our ability to continue as a going concern in relation to the foregoing.  Our plans in regard to these matters are described in note 2(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  See “Report of Independent Registered Public Accounting Firm” included elsewhere in this Annual Report on Form 10-K.

Risks Related to Our Net Losses and Indebtedness
We have a history of net losses.
We have incurred net losses since our acquisition on September 16, 2008 of the entity formerly known as CHC Helicopter Corporation, including losses of approximately $170.9 million, $794.8 million and $437.8 million in the last three fiscal years ended April 30, 2014, 2015 and 2016, respectively. Our net losses since September 16, 2008 have resulted from a number of factors, including non-cash impairments of goodwill and other assets totaling $1.7 billion and interest charges related to substantial leverage incurred to acquire additional helicopters and grow our business. We may continue to incur net losses in the future and our net losses may increase in the future and we cannot assure you that we will achieve or sustain profitability, or that we will continue to generate sufficient cash flow and liquidity through access to the capital markets to meet our debt and interest obligations as and when they become due.
Our substantial level of indebtedness, operating lease commitments, purchase and other commitments could materially adversely affect our ability to fulfill our obligations under our debt agreements, our ability to react to changes in our business and our ability to incur additional debt to fund future needs.

We have a substantial amount of indebtedness, operating lease commitments, purchase and other commitments.  As of April 30, 2016, we had $1.7 billion of indebtedness, an additional $1.3 billion of operating lease commitments, as well as $236.8 million in purchase commitments and $258.3 million of additional flexible orders for the purchase of aircraft. The terms of certain of our debt instruments and helicopter lease agreements impose operating and financial limitations on us.
As of April 30, 2016, included within our indebtedness was $1.0 billion of senior secured notes due 2020, $94.7 million of senior unsecured notes due 2021, $327.5 million under our revolving credit facility and $139.0 million under our ABL Facility. As of April 30, 2016, we had cash and cash equivalents of approximately $266.1 million.

Our substantial debt has had important consequences in the past and may continue to do so in the future.  These consequences include:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	placing us at a competitive disadvantage compared to our competitors that have relatively less debt; and

•	limiting our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures and other purposes.
In addition, because we are currently in Chapter 11 proceedings, we may have to undertake alternative financing plans, such as:

•	refinancing or restructuring our debt;

•	selling assets;

•	reducing or delaying capital investments; or

•	seeking to raise additional capital.

However, any alternative financing plans that we undertake will not likely allow us to meet our debt obligations. Our inability to pay off our debt obligations and our inability to obtain alternative financing due to our current Chapter 11 proceedings, could materially and adversely affect our business, financial condition, results of operations or prospects. Additionally, we must obtain Bankruptcy Court approval for these actions, which will place us at a competitive disadvantage and limit our flexibility to react to changes in our business or our industry.

Risks Related to Our Business and Industry

All flights with the aircraft type H225 and AS332 L2 have been temporarily grounded which may cause a material and adverse impact to our financial viability.

On April 29, 2016, one of our H225 helicopters was involved in a tragic accident in Norway resulting in the loss of life for 11 passengers and two crew members. Immediately after the accident on April 29, 2016, out of respect for passengers and crew members, and in order to evaluate any implications associated with the April 29, 2016 accident, all flights with the aircraft type H225 were temporarily put on hold in the Norwegian and UK sectors. In collaboration with our stakeholders, customers and regulatory authorities, pending further regulatory guidance, we then temporarily put on hold all H225 commercial flights around the world (with the exception of SAR missions).

This incident resulted in the Civil Aviation Authorities in the U.K. and Norway issuing safety directives, requiring operators to suspend all commercial operations, including SAR missions, of the affected aircraft globally for a period of time pending determination of the root cause of the accident. Additionally, the European Aviation Safety Agency issued an Emergency Airworthiness Directive on June 2, 2016, and temporarily grounded H225 and AS332 L2 flights as a precautionary measure, but does permit single ferry flights without passengers to recover aircraft to a suitable maintenance location. On June 28, 2016, the AIBN released a preliminary report which is available at http://www.aibn.no/Aviation/Investigations/16-286. Neither the foregoing website nor the information contained on the website nor the report accessible through such website shall be deemed incorporated into, and neither shall be a part of, this Annual Report on Form 10-K.

We have suspended all H225 and AS332 L2 operations (including those committed to SAR and Medevac) until further feedback is received from the European Aviation Safety Agency. In addition to any loss of property, liability or litigation risks associated with helicopter crashes, our revenue, profitability and margins would decline to the extent the helicopters were voluntarily or mandatorily grounded. We have also suffered costs due to a reduction in various choices of helicopter types and the necessity to retrain our employees how to operate different helicopters due to this accident. There is uncertainty surrounding H225 and AS332 L2 operations in the foreseeable future. Additionally, many of our contracts with our customers require us to provide H225 aircraft to them and we may possibly face legal liability for breach of contract if we are unable to provide these helicopters for safety reasons. A protracted grounding of the H225 and AS332 L2 helicopters will cause us to face significant uncertainty regarding our ability to continue as a going-concern.

Our operations and fleet are reliant on Airbus helicopters.

Our operations and fleet are reliant on Airbus helicopters. This reliance may increase our risk of losses due to any unforeseen safety incidents. Safety incidents involved with any Airbus helicopter will negatively impact our ability to continue operations and will impact a significant amount of our fleet.

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

For example, on October 22, 2012, one of our H225 helicopters made a controlled water landing in the North Sea with no injuries to crew or passengers. Given that this was the second such event, the first having occurred to another operator in May 2012, all flights of almost all commercial operators worldwide using the same type of helicopter were subsequently suspended for the duration of a lengthy investigation and subsequent corrective action from the manufacturer. In addition, on August 23, 2013, one of our AS332 L2 helicopters was involved in a tragic accident in the North Sea, resulting in four fatalities among the 16 passengers and two crew members on board. The U.K. Air Accident Investigation Branch released a final report stating that the cause of the accident was pilot error.

On April 29, 2016, one of our H225 helicopters was involved in a tragic accident in Norway resulting in the loss of life for 11 passengers and two crew members. We voluntarily restricted the use of this model of helicopter worldwide while investigating the cause of the accident. This incident resulted in the Civil Aviation Authorities in the U.K. and Norway issuing safety directives, requiring operators to suspend commercial operations of the affected aircraft globally for a period of time pending determination of the root cause of the accident. On June 28, 2016, the AIBN released a preliminary report which is available at http://www.aibn.no/Aviation/Investigations/16-286. Neither the foregoing website nor the information contained on the website nor the report accessible through such website shall be deemed incorporated into, and neither shall be a part of, this

Annual Report on Form 10-K. In addition to any loss of property or liability associated with helicopter crashes, our revenue, profitability and margins would decline to the extent any of our helicopters were voluntarily or mandatorily grounded. We have suspended all H225 and AS332 L2 operations (including those committed to SAR and Medevac) until further feedback is received from the European Aviation Safety Agency. While we seek to mitigate the financial impact of such risks and preserve our rights through commercial and other arrangements with all those involved, when available, these mitigation efforts may not be successful or available for all incidents. Our performance, profitability and margins may fluctuate from period to period as a result of such incidents and our mitigation efforts.

If other operators experience accidents with aircraft models that we operate or lease, obligating us to take such aircraft out of service until the cause of the accident is rectified, we would lose revenue and might lose customers. In addition, safety issues experienced by a particular model of aircraft could result in customers refusing to use that particular aircraft model or a regulatory body grounding that particular aircraft model. The value of the aircraft model might also be permanently reduced in the market if the model were to be considered less desirable for future service and the inventory for such aircraft may be impaired.

If we are unable to mitigate potential losses through a robust safety management and insurance coverage program, our financial condition would be jeopardized in the event of a safety or other hazardous incident.
We attempt to protect ourselves against potential losses through our safety management system and insurance coverage. However, portions of our insurance coverage are subject to deductibles and maximum coverage amounts, and we do not carry insurance against all types of losses. We cannot ensure that our existing coverage will be sufficient to protect against all losses, that we will be able to maintain our existing coverage in the future or that the premiums will not increase substantially, including potentially, in connection with the AS332 L2 accident that occurred in August 2013 or the H225 accident that occurred in April 2016. Our safety management system may not be effective. In addition, terrorist activity, risk of war, accidents or other events could increase our insurance premiums. Our inability to renew our aviation insurance coverage or the loss, expropriation or confiscation of, or severe damage to, a large number of our helicopters could adversely affect our operations and possibly our financial condition and results of operations. Furthermore, we are not insured for loss of profit, loss of use of our helicopters, business interruption or loss of flight hours. The loss of, or limited availability of, our liability insurance coverage, inadequate coverage from our liability insurance or substantial increases in future premiums could have a material adverse effect on our business, financial condition and results of operations.

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
Our operations are largely dependent upon the level of activity in the offshore oil and gas industry.

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

The extreme volatility in market prices for oil and gas in recent months has adversely affected our business and operations. Even though the price of gas has gone up, this has not been enough to offset our losses. We cannot predict future oil and gas price movements. Any prolonged reduction in oil and gas prices could depress the level of helicopter activity in support of exploration and, to a lesser extent, production activity and, therefore have a material adverse effect on our business, financial condition and results of operations.

The majority of our customers are engaged in oil and gas production, exploration and development. For the fiscal year ended April 30, 2016, revenue generated from oil and gas customers represented approximately 78% of our consolidated revenues. This concentration could impact the overall exposure to credit risk because changes in economic and industry conditions that adversely affect the oil and gas industry could affect the majority of our customers. We generally do not require letters of credit or other collateral to support our trade receivables. Accordingly, a sudden or protracted downturn in the economic condition of the oil and gas industry could adversely impact our ability to collect our receivables and thus impact our business, financial condition or results of operations. No assurance can be given that the recent volatility of oil and gas prices will not continue to adversely affect offshore exploration or production operations, or that our operations will not continue to be adversely effected.

For fiscal 2016, approximately 54% of our consolidated revenue was derived from services provided to customers operating in the North Sea. The North Sea is a mature exploration and production region that has undergone substantial seismic survey and exploration activity for many years. Because a large number of oil and gas properties in this region have already been drilled, additional prospects of sufficient size and quality could be more difficult to identify. Generally, the production from these drilled oil and gas properties is declining. In the future, production could decline to the point that such properties are no longer economical to operate, in which case, our services with respect to such properties will no longer be needed. Oil and gas companies might not identify sufficient additional drilling sites to replace those that become depleted or cease to be economically viable. If activity in oil and gas exploration, development and production in the North Sea materially declines, our business, financial condition and results of operations could be materially and adversely affected. We cannot predict the levels of activity in this or any other geographic area.
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

The oil and gas industry, on which we are largely dependent, continues to suffer through a severe downturn, resulting in significant negative impact on demand for our services, and the outlook remains depressed, with continued pricing and volume pressures forecasted. The downturn is proving to be more severe and is lasting longer than previous cycles, and there is no clear line of sight to a recovery. With a continued oversupply in global oil markets and soft demand growth, oil prices have remained depressed in calendar 2016, which has further impacted market sentiment towards our industry. The effects of this protracted downturn are being seen throughout the oil and gas supply chain. As we navigate through the downturn, no assurances can be given that the downturn will not continue to be prolonged or of a recovery in the near term, which puts significant pressure on our liquidity and cash flows.

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
Given that we expect to significantly reduce the size of our fleet, this reduction may make it more difficult for us to compete effectively against our competitors. Any additional reduction to our fleet or any prolonged restriction from flying aircraft types H225 and AS332 L2 will have a significantly material adverse effect on our business and may prolong our exposure to Chapter 11 proceedings.

We rely on a limited number of large offshore helicopter support contracts with a limited number of customers. If any of these are terminated early or not renewed, our revenues could decline.
We rely on a limited number of large offshore helicopter support contracts with a limited number of customers. For fiscal 2016, revenue from Petrobras totaled $202.9 million, Statoil ASA totaled $210.3 million and Royal Dutch Shell plc. totaled $208.8 million, each accounting for approximately 15% of our consolidated revenue. For fiscal 2016, our top ten customers accounted for approximately 69% of our consolidated revenues. Many of our contracts contain clauses that allow for early termination by the customer for convenience, generally without penalty and with limited notice requirements, which, if exercised, could have a material adverse effect on our business, financial condition or results of operations. As a result, you should not place undue reliance on the renewal or current terms of our customer contracts.
Negative publicity may adversely impact us.
Media coverage and public statements that insinuate improper actions by us, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation or governmental investigations by regulators. Specifically, accidents involving any aircraft operated by us or another operator could cause substantial adverse publicity affecting us specifically or our industry generally and could lead to the perception that our aircraft are not safe or reliable. In addition, negative publicity about our ability to continue as a going concern may cause us to lose existing or potential new customers.
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
Our profitability is directly related to demand for our helicopter services. Our services have been significantly restricted due to the grounding of aircraft types H225 and AS332 L2. Because of the significant expenses related to helicopter financing, crew wages and benefits, lease costs, insurance and maintenance programs, a substantial portion of our operating expenses are fixed and must be paid even when certain helicopters are not actively servicing customers and thereby generating income. A decrease in our revenues could therefore result in a disproportionate decrease in our earnings, as a substantial portion of our operating expenses would remain unchanged. Similarly, the discontinuation of any rebates, discounts or preferential financing terms offered to us by helicopter manufacturers would have the effect of increasing our fixed expenses, and without a corresponding increase in our revenues, would negatively impact our results of operations. No assurance can be given that our costs will be comparable on a period to period basis, particularly when incidents may impact our helicopters.
Our long-term helicopter services and Heli-One contracts contain pre-determined price escalation terms and conditions. Although supplier costs and other cost increases are passed through to our customers through rate increases where possible, these escalations may not be sufficient to enable us to recoup increased costs in full. In addition, because many of our contracts are long-term in nature, cost increases may not be adjusted in our contract rates until the contracts are up for renewal. In particular, in our Heli-One business, approximately 38%, 40% and 34% of our third-party Heli-One revenue for fiscal 2014, 2015, and 2016, respectively, was derived from PBH contracts, where the customer pays a ratable monthly charge, typically based on the number of hours flown, for all scheduled and un-scheduled maintenance. It can be difficult to correctly estimate the cost of providing maintenance on a PBH basis. There can be no assurance that we will be able to estimate costs accurately or recover increased costs by passing these costs on to our customers. In the event that we are unable to do so, the profitability of our customer contracts and our business, financial condition and results of operations could be materially and adversely affected.
We depend on a small number of helicopter manufacturers and any safety issues can severely limit our ability to continue operating helicopters already in our fleet.
We contract with only four manufacturers of heavy and medium helicopters: Airbus Helicopters (formerly Eurocopter), Sikorsky, AgustaWestland and Bell. These manufacturers have limited availability of helicopters, particularly heavy helicopters, and we have limited alternative sources of new helicopters. If we are unable to acquire new helicopters when needed, continue operating helicopters already in our fleet, or purchase helicopters in the secondary markets, our business would be harmed.
If any of the helicopter manufacturers we contract with, or the government bodies that regulate them, identify safety issues with helicopter models we currently operate or that we intend to acquire, we may be unable to operate a portion of our fleet or could experience a delay in acquiring new helicopters, both of which would negatively affect our business. For example, in October 2012, one of our H225 helicopters made a controlled water landing in the North Sea with no injuries to crew or passengers. Almost all flights of all operators using the same type of helicopter were subsequently suspended for the duration of a lengthy investigation and corrective action from the manufacturer. In August 2013, one of our AS332 L2 helicopters was involved in an accident in the North Sea, resulting in four fatalities. The U.K. Air Accidents Investigation Bureau stated in its final report that the cause of the August 2013 accident was pilot error. The AS332 L2 and the H225 are produced by the same manufacturer, and we operate other helicopter types by this manufacturer (as of April 30, 2016, 81 helicopters in total, which total represents approximately 36% of our entire fleet). On April 29, 2016, one of our H225 helicopters was involved in a tragic accident in Norway resulting in the loss of life for 11 passengers and two crew members, see “Risks Related to Our Business and Industry-Operating helicopters involves a degree of inherent risk and we are exposed to the risk of losses from safety incidents.” The European Aviation Safety Agency and the Civil Aviation Authorities in U.K. and Norway have suspended operations of our H225 and AS332 L2 helicopter models. This will adversely impact our business, financial condition and results of operations, until further notice is received from the safety investigations. We may lose revenue and existing or potential new customers due the grounding of these helicopter models.
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
Restructuring of our operations and organizational structure may lead to significant costs.
We are continually reviewing potential changes in our operations and organizational structure in order to enhance our overall competitiveness and viability. Restructuring activities that we have undertaken, and may undertake in the future, can divert significant time and resources, involve substantial costs and may fail to enhance our overall competitiveness and viability as intended, any of which could negatively impact our business. In connection with our current review of our operations and organizational structure with the view towards reducing operating costs, we have recorded $94.7 million in restructuring expenses for the fiscal year ended April 30, 2016, mostly comprised of return costs on leased helicopters, employee severance and associated termination costs related to the reduction of our workforce and other termination rights. We may incur additional restructuring expenses in the future, particularly in connection with the Chapter 11 proceedings. Our restructuring activities have, and may, in the future, trigger restructuring, impairment and other accounting charges and/or result in a loss on sale of assets. Any of these charges or losses could have a material adverse effect on our business, financial condition or results of operations.
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
Our business requires substantial capital expenditures, lease and working capital financing, which we are currently blocked from accessing through the capital markets and banks. Any further deterioration of current industry or business conditions, the capital and banking markets or a prolonged period in Chapter 11 proceedings generally could adversely impact our business, financial condition and results of operations.
As a result of the Chapter 11 proceedings, business and industry conditions, we do not have access to capital markets in order to make substantial capital expenditures including significant ongoing investment in order to purchase or lease new helicopters, refinance existing leases and maintain our existing fleet. We may not be able to raise additional funds through operating lease financing, debt or other financing to execute our strategy and make the capital expenditures required to operate our business successfully. In the event of adverse conditions in our industry, our business, the capital markets generally, or a prolonged exposure to Chapter 11 proceedings, we could face difficulties in securing the amounts required, on commercially favorable terms or in a timely manner. In addition, any such additional capital raised may be significantly dilutive to our existing shareholders and may result in the issuance of securities that have rights, preferences and privileges that are senior to our ordinary shares.

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

Our current restrictions in accessing capital and bank markets or the availability of lease or other financings may have an impact on our plans or on our flexibility to react to changing economic and business conditions. In addition, our credit facilities and helicopter leases will have maintenance covenants which may need to be renegotiated from time to time, and the financial market instability could have an impact on the lenders’ or lessors’ willingness to renegotiate these covenants on reasonable terms.

We rely on the secondary used helicopter market to dispose of our older helicopters and parts due to our ongoing fleet modernization efforts.
We are dependent upon the secondary used helicopters and parts market to dispose of older models of helicopters as part of our ongoing fleet modernization efforts and any spare helicopter capacity associated with the termination or non-renewal of existing contracts. If we are unable to dispose of our older helicopters and parts due to a lack of demand in the secondary market, our helicopters and parts carrying costs may increase above requirements for our current operations, or we may accept lower selling prices, resulting in losses on disposition. The secondary used helicopter market is currently suffering through a protracted downturn and may limit our ability to dispose of our older helicopters and parts. A failure to dispose of helicopters and parts in the secondary market could impair our ability to operate our fleet efficiently and service existing contracts or win new mandates and could have a material adverse effect on our business, financial condition or results of operations. A prolonged exposure to Chapter 11 proceedings may hamper our ability to access the secondary used helicopter markets and may require the approval of the Bankruptcy Court for any actions outside of the ordinary course of business.
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
The European Union and the European Economic Area
Approximately 45% of our consolidated revenue for fiscal 2016 originated from helicopter flying services provided by subsidiaries of EHOB, a company 49.9% owned by us. These subsidiaries operate primarily in the United Kingdom, the Netherlands and the Republic of Ireland (member states of the European Union, or the EU), and Norway (member state of the EEA). To operate helicopters in the EU and EEA, an operator must be licensed by the applicable national Civil Aviation Authority. Under applicable European law, an operator must be “effectively controlled” and “majority owned” by nationals of member states of the EU or the EEA to maintain its license. We believe that the majority shareholder in EHOB is an EU national and therefore these subsidiaries are currently “majority owned” and “effectively controlled” within the meaning of EU and EEA licensing requirements. Any change in the national status of the majority shareholder in EHOB or our agreements with the shareholder could affect the licenses of these subsidiaries.

Canada
Our helicopter operations in Canada have been conducted through CHC Helicopters Canada Inc., a company in which we hold a minority interest. Our flying operations are regulated by Transport Canada and are conducted under that company’s air operator’s certificate, or AOC. Our ability to conduct our helicopter operating business in Canada is dependent on our ability to maintain our relationship with CHC Helicopters Canada Inc. Our helicopter operations in certain other countries were conducted pursuant to an AOC issued by the Minister of Transport (Canada) under the provisions of the Aeronautics Act (Canada) for which our wholly owned subsidiary held pursuant to an exemption until June 2016. No exemption permitting helicopter flying operations is currently in effect as of the date of this Annual Report on Form 10-K. We have no operational aircraft under this AOC and aircraft have been re-registered under other AOCs as appropriate to continue flying operations.
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
Brazil
Approximately 16% of our consolidated revenue for fiscal 2016 originated from helicopter flying services provided by a subsidiary of Brazilian Helicopter Holdings S.A., or BHH, a Brazilian company 60% owned by us. This subsidiary operates in Brazil. To operate helicopters in Brazil, an operator must be licensed by the applicable national Civil Aviation Authority. Under applicable Brazilian law, in order to maintain its license, an operator must be “controlled” by nationals of Brazil and its officers must be Brazilian as well. By “control”, Brazilian aviation legislation refers to holding of at least 80% of operator’s voting shares. We believe that the majority holder of voting shares in BHH is a Brazilian national and therefore this subsidiary is currently “controlled” within the meaning of Brazil licensing requirements. Any change in the national status of the majority shareholder in BHH and/or in the nationality of the officers of this subsidiary could affect the licenses of BHH. Our helicopter operations in Brazil are conducted through BHS - Brazilian Helicopter Services Táxi Aéreo S.A., the above-mentioned subsidiary of BHH. Our flying operations are regulated by the National Agency for Civil Aviation and are conducted under that company’s AOC. Our ability to conduct our helicopter operating business in Brazil is dependent on our ability to maintain such AOC. If we are unable to keep such AOC, we will be prevented from performing flying operations in Brazil.
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
Local aviation regulations require us to operate through non-wholly owned entities with local shareholders. We conduct many of our international operations through entities in which we have a minority investment or through strategic alliances with foreign partners. We derive significant amounts of revenue from these entities. For fiscal 2016 we derived $868.1 million of revenue, representing 62.8% of our total revenue from variable interest entities owned in part by local shareholders. We depend to some extent upon good relations with our local shareholders to ensure profitable operations. These shareholders may have interests that are not always aligned with ours and they are not generally required to provide any funding that these entities may require. Furthermore, certain shareholders’ agreements with local shareholders contain call arrangements which allow the local shareholder to elect to purchase our shares and/or require us to bear all of the losses of these entities. The calls are exercisable in certain circumstances, including liquidation and events of default. In the event shareholder disputes arise or we lose our interest in these entities and/or find other local partners, this could negatively impact our revenues and profit sharing from these entities, and could have a material adverse effect on our business, financial condition or results of operations.
Due to the Debtors filing Petitions with the Bankruptcy Court on May 5, 2016, the controlling shareholder of EHOB, the Class A shareholder, has the right to immediate exercise of the put and call option under the Shareholders’ Agreement. These options have been waived until August 8, 2016, subject to certain terms and conditions, but there is no guarantee of continued waiver from the Class A shareholder of these rights. The exercise of the put or call option may significantly impact our financial condition and results of operations. Approximately 45% of our consolidated revenue for fiscal 2016 originated from helicopter flying services provided by subsidiaries of EHOB.
Our operations may suffer due to political, regulatory, commercial and economic uncertainty.
Risks associated with some of our operations include political, regulatory, commercial, social and economic instability, war, terrorism, civil disturbances, pandemic health issues or other events that may limit or disrupt markets, expropriation without fair compensation, requirements to award contracts, concessions or licenses to nationals, international exchange restrictions and currency fluctuations, changing political conditions and monetary policies of foreign governments. Any of these events could materially adversely affect our ability to provide services to our customers. Certain of our helicopter leases and loan agreements impose limitations on our ability, including requiring the prior approval of the lessor or the lender, to locate particular helicopters in certain countries. We cannot provide assurance that these limitations will not affect our ability to allocate resources in the future to meet our operational needs.
On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the EU. As a result of the referendum, it is expected that the United Kingdom will negotiate the terms of their future relationship with the EU. We face uncertainties regarding how the United Kingdom’s access to the EU Single Market and the wider trading, legal, regulatory and labor environments, especially in the United Kingdom and EU, will be impacted by the United Kingdom’s vote to exit the EU, including the resulting impact on our business and that of our customers. We are uncertain about the future regulatory implications of the United Kingdom’s exit from the EU. There could be increased regulatory complexities that may affect our business and how customers flying in the North Sea region may be impacted. Finally, the United Kingdom’s exit may also affect currency exchange rates and adversely impact our revenues leading to additional economic uncertainty.
Our business in countries with a history of corruption and transactions with foreign governments increases the compliance risks associated with our international activities.
Our international operations could expose us to trade and economic sanctions or other restrictions imposed by the United States or other governments or organizations. The U.S. Department of Justice (the “DOJ”), and other federal agencies and authorities have a broad range of civil and criminal penalties at their disposal to impose against corporations and individuals for violations of trading sanctions laws, the Foreign Corrupt Practices Act (the “FCPA”), and other federal statutes. Under trading sanctions laws, the government may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs, and could subject us to fines, penalties and other sanctions. If any of the risks described above were to materialize, they could adversely impact our financial condition or results of operations.

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
In addition, from time to time, we and our subsidiaries are subject to investigation by various government agencies in the jurisdictions in which we operate. In 2006, we voluntarily disclosed to the U.S. Office of Foreign Asset Control (the “OFAC”) that one or more of our subsidiaries, formerly operating as Schreiner Airways might have violated applicable U.S. laws and regulations by re-exporting to Iran, Sudan, and Libya certain helicopters, related parts, map data, operation and maintenance manuals, and helicopter parts for third-party customers. On April 30, 2015, the five year statute of limitations expired on the last such transaction that was disclosed to OFAC. Having not been notified by OFAC or any other agency of the U.S. Government of the intent to pursue any action, the Company now considers the matter closed.
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
CHC Scotia Ltd. is subject to an environmental proceeding. On September 30, 2015, the Environment Agency of the United Kingdom issued a notice of civil penalty of approximately £345,000 due to a failure to surrender sufficient allowances equivalent to its emissions, as required by government regulations. CHC Scotia Ltd. appealed the decision on June 22, 2016. A decision on this matter is anticipated in the next several weeks.
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
We utilized derivative instruments to hedge our exposure to fluctuations in certain foreign currency exchange rates. These instruments may have involved elements of market risk in excess of the amounts recognized in our consolidated financial statements. Further, our financial results from operations of our subsidiaries which incur revenue and operating expenses in currencies other than U.S. dollars may be negatively affected if we fail to execute or if we improperly hedge our exposure to currency fluctuations. Subsequent to April 30, 2016, the derivative instruments which we use to hedge our foreign currency exposure were terminated. As a result, our net results may fluctuate significantly as a result of our currency fluctuations because there are no derivate instruments in place to hedge our foreign currency exposure.
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
These risks became heightened due to the pending Chapter 11 proceedings. Our failure to attract and retain qualified personnel could have a material adverse effect on our business, financial condition or results of operations.
Labor problems could adversely affect us.
Certain of our employees in the United Kingdom, Ireland, the Netherlands, Norway, Brazil, Canada and Australia (collectively, approximately 42% of our employees as of April 30, 2016) are represented under collective bargaining or union agreements. Any disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees could result in strikes, work stoppages or other slowdowns by the affected workers. Periodically, certain groups of our employees who are not covered under a collective bargaining agreement consider entering into such an agreement.
If our unionized workers engage in a strike, work stoppage or other slowdown, if other employees elect to become unionized, if existing labor agreements are renegotiated, or if future labor agreements contain terms that are unfavorable to us, we could experience a disruption of our operations or higher ongoing labor costs, which could adversely affect our business, financial condition or results of operations.
If the assets in our defined benefit pension plans are not sufficient to meet the plans’ obligations, we could be required to make substantial cash contributions and our liquidity could be adversely affected.
We sponsor funded and unfunded defined benefit pension plans for our employees principally located in Canada, the United Kingdom and Norway. As of April 30, 2016, there was a $94.1 million funding deficit related to our various defined benefit pension plans which require ongoing funding by us.
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
As of April 30, 2016, the Major Investors hold securities representing approximately 49.9% (without taking into account any preferred shares issued or to be issued in respect of amounts accrued as preferred dividends) and 28.1%, respectively, of the voting power of all of our shareholders (subject to certain adjustments, if any). CD&R and First Reserve also have the ability to appoint a majority of our directors and have entered into a voting agreement relating to the election of directors. As a result, the Major Investors (and their assignees) have the ability to determine matters requiring shareholder approval, including without limitation, the election and removal of directors, and business combinations, changes of control and sales of all or substantially all of our assets.
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
Risks Related to the Ownership of Our Shares
Due to our Chapter 11 bankruptcy proceedings, our ordinary shares may have no value and any investment in our shares is highly speculative.

Due to our current Chapter 11 bankruptcy proceedings, our ordinary shares may have no value and any investment in our shares is highly speculative. No assurance can be given that shareholders will realize their investment objectives or that we will be able to emerge from bankruptcy and operate profitably in the foreseeable future.

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
We have not paid dividends on our ordinary shares historically and may not pay any cash dividends on our ordinary shares or preferred shares for the foreseeable future.
We have not paid cash dividends historically, nor do we expect to pay cash dividends on our ordinary shares or preferred shares in the foreseeable future due to our current Chapter 11 bankruptcy proceedings.
Pursuant to the terms of our preferred shares, which rank senior to our ordinary shares, we are required to pay regular cash dividends or issue shares in respect of amounts accrued as dividends on the preferred shares, and we may be required under certain circumstances to repurchase the preferred shares; we are currently unable to pay such obligations while we are in Chapter 11 proceedings and are likely not to pay any cash dividends for the foreseeable future.
Our preferred shares issued have different dividend rights than our ordinary shares. Holders of preferred shares are entitled to participate ratably in all dividends paid on ordinary shares and, in addition, receive cumulative dividends payable quarterly at a rate of 8.5% per annum. The preferred dividends are payable in cash or satisfied by the issuance of preferred shares to the holders of preferred shares in lieu of cash quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on the first such quarterly date following the issuance of the preferred shares. We will issue preferred shares in respect of amounts of preferred dividends accruing up to November 12, 2016, the second anniversary of the second closing, and amounts of preferred dividends accruing after such anniversary will be either paid in cash or we will issue preferred shares in lieu of cash to the holders of preferred shares at our option, subject to certain conditions. We are currently unable to pay such obligations while we are in Chapter 11 proceedings and are not likely to pay any cash dividends for the foreseeable future. If we fail to make timely dividends or in certain other circumstances, the dividend rate will increase to 11.5% per annum until such time as all accrued but unpaid dividends have been paid in full. In addition, the holders of our preferred shares have certain redemption rights, including upon certain change in control events involving us, which, if exercised, could require us to repurchase all of the outstanding preferred shares at the original purchase price of the preferred shares plus all accrued but unpaid dividends. Our obligations to pay regular dividends to the holders of preferred shares or any required repurchase of the outstanding preferred shares could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of preferred shares could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain the effectiveness of our disclosure controls and procedures and internal controls, we are required to commit significant resources and management oversight. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We have incurred and expect to incur significant annual expenses related to these steps and, among other things, additional directors' and officers’ liability insurance, director fees, reporting requirements, transfer agent fees, hiring additional accounting, legal and administrative personnel, auditing and legal fees and similar expenses.
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
The number and types of helicopters which we operate are described in “Item 1. Business” elsewhere in this Annual Report on Form 10-K.
We currently operate through a network of bases on six continents, using facilities that include hangars, supply and service centers, engineering support facilities and offices. In Norway, the United Kingdom, the Netherlands and Australia, we generally own the hangars we use in our helicopter operations, which are located primarily on leased airport land. We typically lease supply and service centers, engineering support facilities and offices from third parties. The principal properties from which we now conduct our operations are as follows. Note that all buildings listed below are on leased land, with the exception of the building located in Den Helder, Netherlands.

Location	Operations	Building Sq. Feet	Buildings
Richmond, British Columbia, Canada	Headquarters of Heli-One Canada Inc.	80,000	Owned
Delta, British Columbia, Canada	Headquarters for Heli-One Segment	240,000	Leased
Aberdeen, Scotland	Headquarters for the Western North Sea region	42,000	Leased
	Terminal Building	25,000	Owned
Stavanger, Norway	Headquarters for the Eastern North Sea region	199,000	Owned
	Headquarters for Heli-One Norway	179,000	Owned
Fort Collins, Colorado	Heli-One American Support, LLC	80,000	Leased
Hoofddorp, Netherlands	Global distribution center in the Africa-Euro Asia region	31,000	Leased
Bergen, Norway	Eastern North Sea; hangar	66,000	Owned
Den Helder, Netherlands	Western North Sea; hangar	56,000	Owned
Perth, Australia	Headquarters for the Asia Pacific region	7,400	Leased
Irving, Texas	CHC Global Operations Center	26,900	Leased
Rzeszow, Poland	Heli-One (Poland)	65,000	Owned
Cabo Frio, Brazil	Brazil; hangar	70,000	Owned
Houston, Texas	CHC Sales Office	7,700	Leased
Additional information about our lease and capital commitments and information about our property and equipment by geographic area can be found in notes 24 and 26 respectively in our audited annual consolidated financial statements for the fiscal years ended April 30, 2014, 2015 and 2016 elsewhere in this Annual Report on Form 10-K.

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
On May 5, 2016, the Company and certain of its direct and indirect subsidiaries filed voluntary petitions for relief under the Bankruptcy Code, see “Item 1. Business - Voluntary Filing under Chapter 11” included elsewhere in this Annual Report on Form 10-K. As a result of the Chapter 11 filings, attempts to prosecute, collect, secure or enforce remedies with respect to pre-petition claims against the Debtors are subject to the automatic stay provisions of Section 362(a) of the Bankruptcy Code, including litigation relating to the entities involved in the Chapter 11 filings. Notwithstanding the general application of the automatic stay described above, certain foreign governmental authorities, foreign courts and foreign parties may argue that the automatic stay does not apply in their jurisdiction and seek to continue any ongoing litigation.
The two securities class action lawsuits that were previously filed against us were consolidated into a single action, Rudman et al. v. CHC Group et al., which is pending in federal district court for the Southern District of New York.  A consolidated amended complaint was filed on November 6, 2015. The amended complaint alleges that we and others failed to disclose in our IPO materials that one of our major customers, Petrobras, had suspended payments on certain contracts due to the global stand-down of Airbus H225 aircraft. The amended complaint seeks class treatment and unspecified damages. We have filed a motion to dismiss and are awaiting a hearing date on that motion. We maintain adequate insurance to respond to these complaints.  Moreover, we dispute the allegations in the complaints and will vigorously defend against them. At April 30, 2016, it is not possible to determine the ultimate outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.
In addition, from time to time, we are involved in tax and other disputes with various government agencies. The following summarizes certain of these pending disputes:
On May 2, 2008, Brazilian customs authorities seized one of our helicopters (customs value of $10.0 million) as a result of allegations that we violated Brazilian customs law by failing to ensure our customs agent and the customs agent’s third-party shipping company followed approved routing of the helicopter during transport. We secured release of the helicopter and are disputing through court action any claim for penalties associated with the seizure and the alleged violation. We preserved our rights by filing a civil action against our customs agent for any losses that may result. The State Court of São Paulo has ruled that our agent will be responsible for the value of the helicopter if the government’s seizure is upheld. That decision is under appeal. At April 30, 2016, it is not possible to determine the ultimate outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.
Our Brazilian subsidiary is disputing claims from the Brazilian tax authorities that it was not entitled to certain credits in 2004 and 2007. The tax authorities are seeking up to $2.0 million in additional taxes plus interest and penalties. We believe that based on our interpretation of tax legislation and well established aviation industry practice we are in compliance with all applicable tax legislation and plan to defend this claim vigorously. At April 30, 2016, it is not possible to determine the outcome of this matter or the significance, if any, to our business, financial condition and results of operations.
Our Brazilian subsidiary is also disputing assessments from the municipal governments in Macaé and Cabo Frio related to cross-border flights and invoicing. The municipalities are seeking up to $4.3 million in taxes and penalties. We do not believe the Company is liable for these amounts and will continue to dispute these assessments at the administrative level before the Municipal Tax Secretary in each jurisdiction. At April 30, 2016, it is not possible to determine the outcome of this matter or the significance, if any, to our business, financial condition and results of operations.
In the United Kingdom, the Ministry for Transport is investigating potential wrongdoing involving two ex-employees in conjunction with the SAR-H bid award processes. This arose from our self-reporting potential improprieties by these individuals upon their discovery in 2010. The SAR-H bid process was subsequently cancelled. We will continue to cooperate in all aspects of the investigation. On July 30, 2014, the UK Treasury Solicitors filed a claim for bid recovery costs of £17.8 million ($26.0 million) against us and other parties involved in our cancelled bid.  We dispute the bases for the claim and intend to vigorously defend against it. At April 30, 2016, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.

Item 4.	Mine safety disclosures
Not applicable.

PART II

Item 5.	Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Market Information
On July 23, 2015, we received a written notice from the NSYE stating that we were not in compliance with one of the continued listing standards because the average closing price of our ordinary shares was less than $1.00 per share over a period of 30 consecutive trading days. On December 1, 2015, we announced a plan to implement a reverse share split, by way of consolidation, whereby all of our ordinary shares of capital stock (issued and unissued), of a nominal or par value of $0.0001, would be proportionally adjusted to reflect the reverse share split ratio of 30:1 (that is, each 30 shares of stock would be consolidated into one share). The implementation of the reverse share split was approved by our shareholders and by our board of directors in December 2015 and was effective as of the open of trading on the NYSE on December 11, 2015. The primary purpose of the reverse share split was to increase the trading price of our ordinary shares in order to regain compliance with the $1.00 minimum trading price requirement for continued listing on the NYSE. For additional information regarding the reverse share split, please refer to the Proxy Statement, which is incorporated by reference herein, or our Current Reports on Form 8-K filed with the SEC on December 1, 2015 and December 8, 2015.

On August 28, 2015, we received another notice from the NYSE stating that we were also not in compliance with a different NYSE continued listing standard because our average global market capitalization over a consecutive 30 trading day period was less than $50 million and, at the same time, our total shareholders’ equity was less than $50 million. On October 12, 2015, we submitted a plan to the NYSE that articulated steps we planned to take to regain compliance with this listing standard within 18 months. On November 25, 2015, we received notice from the NYSE that our plan had been accepted. However, on February 1, 2016 we received written notice from the NYSE of its intent to delist our ordinary shares, pursuant to NYSE requirements that NYSE-listed companies maintain an average global market capitalization of $15.0 million or more over a consecutive 30 trading day period. On February 2, 2016, our ordinary shares were accepted for listing on the OTCQX, operated by OTC Markets Group Inc., and trading in our ordinary shares commenced on the OTCQX under the ticker symbol HELIF. Effective on the Petition Date, May 5, 2016, our ordinary shares ceased trading on the OTCQX International Market and began trading on the OTC Pink Marketplace, under the symbol “HELIQ”.
As of July 11 2016, there were approximately 90 holders of record of our ordinary shares. Because many of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
We expect that our existing ordinary shares of the Company will be extinguished upon our emergence from Chapter 11, and existing shareholders will likely not receive consideration in respect of their share interests.

Price Range of Our Ordinary Shares
The following table sets forth the reported high and low sales closing prices of our ordinary shares during each quarter of our last two fiscal years ended April 30, 2015 and April 30, 2016, as quoted on the New York Stock Exchange and OTCQX, as adjusted for the effect of our reverse share split:

	Fiscal Year Ended April 30,
	2015		2016
	High	Low	High	Low
First Quarter	$258.60	$180.00	$54.60	$11.10
Second Quarter	$213.60	$148.20	$27.00	$8.70
Third Quarter	$186.00	$53.40	$10.20	$3.95
Fourth Quarter	$75.30	$33.30	$3.67	$0.75

The foregoing prices reflect inter-dealer prices, without retail mark-up, mark-down or commission.

Dividend Policy
We have never declared or paid any cash dividend on our ordinary shares. We currently intend to retain earnings, if any, to finance the development and growth of our business and do not anticipate paying cash dividends on our ordinary shares in the future. Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries.     The payment of any future dividends is restricted during the Chapter 11 process.

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We have not and do not currently intend to retire or repurchase any of our shares other than providing our employees with the option to withhold shares to satisfy tax withholding amounts due from employees upon the vesting of restricted shares in connection with our 2013 Omnibus Incentive Plan, an equity compensation plan that permits us to grant non-qualified stock options, incentive stock options, share appreciation rights, restricted shares, restricted share units, other share based awards and performance compensation awards to certain eligible directors, officers, employees, consultants or advisors of the Company and its affiliates. All values noted below have been adjusted for the effect of our reverse share split.

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
May 1, 2014 through April 30, 2015	1,150 (i)	$51.90 (ii)	-	-
May 1, 2015 through April 30, 2016	2,266 (i)	$4.25 (ii)	-	-
Total	3,416	$20.29	-	-

(i)	Consists solely of shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted shares.

(ii)	The weighted-average price paid per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

Item 6.	Selected financial data

The following table shows our selected consolidated financial data for the periods and as of the dates indicated. The consolidated statement of operations for the fiscal years ended April 30, 2014, 2015 and 2016 and the balance sheet data as of April 30, 2015 and 2016 are derived from our audited annual consolidated financial statements and related notes for the respective fiscal periods included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of April 30, 2012, April 30, 2013 and April 30, 2014 and the consolidated statements of operations for the fiscal years ended April 30, 2012 and April 30, 2013 are derived from our audited annual consolidated financial statements not included in this Annual Report on Form 10-K.

The selected consolidated financial data presented below is qualified in its entirety by reference to, and should be read in conjunction with “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited annual consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

We have prepared the consolidated financial statements assuming that we will continue as a going concern, despite the recurring net losses, substantial level of indebtedness and operating lease commitments, significant decline in consolidated revenues and filing for bankruptcy protection on May 5, 2016 described below. However, our independent registered public accountants Ernst & Young LLP have included an emphasis of matter paragraph in their auditors’ report, which states certain conditions exist which raise substantial doubt about our ability to continue as a going concern in relation to the above. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty. See “Report of Independent Registered Public Accounting Firm” in our audited annual consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	As at and for the fiscal year ended April 30,
	(in thousands of U.S. dollars)
	2012	2013	2014	2015	2016
Operating data:
Revenue	$1,692,539	$1,743,847	$1,764,979	$1,707,699	$1,382,489
Direct costs (i)	(1,382,425)	(1,391,837)	(1,460,037)	(1,444,532)	(1,135,576)
Earnings from equity accounted investees	2,844	4,718	7,240	11,069	6,375
General and administration costs	(70,108)	(74,113)	(95,087)	(83,857)	(71,480)
Depreciation	(112,967)	(131,926)	(144,573)	(143,653)	(162,150)
Restructuring expense	(22,511)	(10,976)	—	(80,347)	(94,691)
Asset impairments (ii)	(17,651)	(29,981)	(25,933)	(553,650)	(225,354)
Gain (loss) on disposal of assets	8,169	(15,483)	(6,631)	(13,407)	(2,795)
Operating income (loss)	97,890	94,249	39,958	(600,678)	(303,182)
Financing charges (iii)	(129,778)	(157,311)	(182,503)	(169,475)	(125,098)
Loss from continuing operations before income tax	(31,888)	(63,062)	(142,545)	(770,153)	(428,280)
Income tax expense	(48,225)	(54,452)	(28,374)	(24,607)	(9,506)
Loss from continuing operations	(80,113)	(117,514)	(170,919)	(794,760)	(437,786)
Earnings (loss) from discontinued operations, net of tax	(16,107)	1,025	—	—	—
Net loss	$(96,220)	$(116,489)	$(170,919)	$(794,760)	$(437,786)
Net loss attributable to controlling interest	$(108,642)	$(119,436)	$(172,548)	$(805,151)	$(440,023)
Net earnings attributable to non-controlling interests	12,422	2,947	1,629	10,391	2,237
Net loss	$(96,220)	$(116,489)	$(170,919)	$(794,760)	$(437,786)
Net loss per ordinary share available to common stockholders—basic and diluted:
Continuing operations	$(61.42)	$(77.68)	$(92.57)	$(335.02)	$(180.63)
Discontinued operations	$(10.69)	$0.66	$—	$—	$—
Net loss per ordinary share	$(72.11)	$(77.02)	$(92.57)	$(335.02)	$(180.63)
Weighted average number of ordinary shares outstanding - basic and diluted	1,506,631	1,550,649	1,863,983	2,690,953	2,717,398

Balance sheet data:
Cash and cash equivalents	55,639	123,801	302,522	134,297	266,130
Total assets	$2,717,143	$2,893,768	$3,104,327	$2,251,579	$2,140,425
Total debt and capital lease obligations (iv)	1,287,080	1,477,225	1,550,262	1,219,279	1,685,420
Total liabilities	$2,054,558	$2,388,349	$2,475,413	$2,070,282	$2,437,887
Capital stock	$5	$5	$8	$8	$8
Shareholders’ equity (deficit)	$660,910	$513,681	$651,492	$(425,466)	$(960,296)

(i)
Direct costs includes helicopter lease and associated costs as these costs are combined in the consolidated statement of operations, which is included in the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the fiscal years ended April 30, 2014, 2015 and 2016.

(ii)	Asset impairments includes impairment of assets held for sale, property and equipment, receivables and funded residual value guarantees, intangible assets, goodwill and inventories.

(iii)
Financing charges includes interest on long-term debt, foreign exchange gain (loss) and other financing income (charges). Other financing income (charges) includes amortization of deferred financing costs, net gain (loss) on the fair value of forward contracts and embedded derivative financial instruments, net gain (loss) on debt extinguishment, interest income and expense and the other items set forth in note 15 to our audited annual consolidated financial statements for the fiscal years ended April 30, 2014, 2015 and 2016, included elsewhere in this Annual Report on Form 10-K.

(iv)
Total debt and capital lease obligations includes the net discount on our senior secured notes and excludes a facility secured by accounts receivables. As of April 30, 2016, the facility secured by accounts receivables had a balance of $22.3 million. See note 3(a)(ii) to our audited annual consolidated financial statements for the fiscal years ended April 30, 2014, 2015 and 2016 included elsewhere in this Annual Report on Form 10-K.

Item 7.	Management’s discussion and analysis of financial condition and results of operations
This management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance. The following discussion of our results of operations and financial condition should be read in conjunction with “Item 6. Selected Financial Data” and our audited annual consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussions include forward-looking statements that involve certain risks and uncertainties, including those identified under “Item 1A. Risk Factors” elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements and Other Industry and Market Data” elsewhere in this Annual Report on Form 10-K.

We have prepared the consolidated financial statements assuming that we will continue as a going concern, despite the recurring net losses, substantial level of indebtedness and operating lease commitments, significant decline in consolidated revenues and filing for bankruptcy protection on May 5, 2016 described below. However, our independent registered public accountants Ernst & Young LLP have included an emphasis of matter paragraph in their auditors’ report, which states certain conditions exist which raise substantial doubt about our ability to continue as a going concern in relation to the above. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty. See “Report of Independent Registered Public Accounting Firm” in our audited annual consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview of Business
Voluntary Filing under Chapter 11
On the Petition Date, the Debtors filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Texas seeking relief under Chapter 11 of Title 11 of the United States Code. This action was the result of our determination that the cost of our capital and leasing structure is no longer sustainable and we are unable to absorb the ongoing and precipitous decline in business demand from the oil and gas industry. See “Item 1. Business” included elsewhere in this Annual Report on Form 10-K for further information.
Business Overview
We are a global commercial operator of helicopters. Our mission is to provide the highest level of service in the industry.
Our helicopters are primarily used to facilitate large, long-distance crew changes on offshore production facilities and drilling rigs. We also provide search and rescue services, or SAR, and emergency medical services, or EMS, to government agencies and to our oil and gas customers. We maintain a presence in most major offshore oil and gas markets through a network of bases with operations in six continents. We cover this expansive and diverse geography with a fleet of 227 helicopters and the expertise to serve customers in ultra-deepwater and deepwater locations. Our fleet size will be subject to substantial change as we adjust to changing customer demand. As part of the Bankruptcy Cases, the Debtors have filed motions for the rejection and abandonment of 99 helicopters in our fleet which we believe we will no longer need in the operation of our business. As of July 15, 2016, the Bankruptcy Court had approved 65 helicopter lease rejections. To secure and maintain operating certificates in the many jurisdictions in which we provide helicopter services, we must meet stringent and diverse regulatory standards across multiple jurisdictions, and have an established track record in obtaining and maintaining certificates as well as working with regulators and local partners.
For the fiscal year ended April 30, 2016, revenue generated from oil and gas customers was approximately 78% of our consolidated revenues. We generated 10% of our consolidated revenues related to EMS/SAR services, with MRO services provided through our Heli-One segment representing the balance of total revenues. We generate the majority of our oil and gas customer Helicopter Services revenue from contracts tied to our customers’ offshore production operations, which can have long-term transportation requirements. We also provide maintenance, repair and overhaul, or MRO, services through our Heli-One business to both our own Helicopter Services segment and to third-party customers. Our MRO capabilities enable us to perform heavy structural repairs, and maintain, overhaul and test helicopters and helicopter components globally across various helicopter types.

Segments
We report under two operating segments, as well as a Corporate segment that provides general and administration functions. Our two operating segments are as follows:
Helicopter Services:

•
Our Helicopter Services segment consists of flying operations in the Eastern North Sea, the Western North Sea, the Americas, the Asia Pacific region and the Africa-Euro Asia region, primarily serving our offshore oil and gas customers and providing SAR and EMS to government agencies and to our oil and gas customers. The Eastern North Sea is comprised mainly of Norway while the Western North Sea includes the United Kingdom, the Republic of Ireland and the Netherlands. The Americas is comprised of Brazil, North American countries and other South American countries. The Asia Pacific region includes Australia and Southeast Asian countries, including East Timor and Malaysia, and the Africa-Euro Asia region includes countries in Africa and Eastern Europe, including Kazakhstan.

•
Helicopter Services generated approximately 88% to 90% of its revenue for the three years ended April 30, 2016 from oil and gas customers and of this amount, the majority is tied to our customers’ offshore production operations, which can have long-term transportation requirements.

•
Helicopter Services also provides SAR and EMS to government agencies and to our oil and gas customers. SAR and EMS revenue to non-oil and gas customers has historically contributed approximately 10% to 12% of Helicopter Services revenue for the three years ended April 30, 2016.

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

•
We have historically generated the majority of our third-party Heli-One revenue by providing maintenance, repair and overhaul services to other helicopter operators. Approximately 38%, 40% and 34% of our third-party Heli-One revenue in fiscal 2014, 2015, and 2016, respectively, was derived from “power by the hour” contracts, where the customer pays a ratable monthly charge, typically based on the number of hours flown, for all scheduled and un-scheduled maintenance.

Key Financial and Operating Metrics
We use a number of key financial and operating metrics to measure the performance of our business, including Adjusted EBITDAR, Adjusted EBITDAR excluding special items, Adjusted EBITDAR margin, Adjusted EBITDAR margin excluding special items, and Adjusted net loss. None of Adjusted EBITDAR, Adjusted EBITDAR excluding special items, Adjusted EBITDAR margin, Adjusted EBITDAR margin excluding special items, nor Adjusted net loss is required by, or presented in accordance with United States Generally Accepted Accounting Principles (“GAAP”). These non-GAAP measures are not performance measures under GAAP and should not be considered as alternatives to net earnings (loss) or any other performance or liquidity measures derived in accordance with GAAP. In addition, these measures may not be comparable to similarly titled measures of other companies.
The following table shows our external revenue generated by segment, our Adjusted net loss, our Adjusted EBITDAR excluding special items, our Adjusted EBITDAR margin excluding special items, operating income (loss), and operating margin, for the fiscal years ended April 30, 2014, 2015 and 2016:

	For the fiscal year ended April 30,
	2014	2015	2016
Helicopter Services operating revenue	$1,453,039	$1,411,901	$1,133,476
Reimbursable revenue	164,669	145,418	99,649
Helicopter Services total revenue	1,617,708	1,557,319	1,233,125
Heli-One external revenue	147,271	150,380	149,364
Total revenue	$1,764,979	$1,707,699	$1,382,489

Adjusted net loss	$(96,689)	$(123,451)	$(136,051)
Adjusted EBITDAR excluding special items	470,940	461,356	444,113
Adjusted EBITDAR margin excluding special items	29.4%	29.5%	34.6%
Operating income (loss)	$39,958	$(600,678)	$(303,182)
Operating margin (i)	2.3%	(35.2)%	(21.9)%

(i)	Operating margin is calculated as operating income (loss) divided by total revenue.

Adjusted EBITDAR, Adjusted EBITDAR excluding special items, Adjusted EBITDAR margin, Adjusted EBITDAR margin excluding special items, and Adjusted net loss are non-GAAP financial measures. We have chosen to include Adjusted EBITDAR and Adjusted EBITDAR excluding special items, as we consider these to be useful supplemental measures of our financial performance and we use these measures to assist us in allocating available capital resources. Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization, helicopter lease and associated costs, restructuring expense, asset impairments, gain (loss) on disposal of assets, foreign exchange gain (loss) and other financing income (charges) or total revenue plus earnings from equity accounted investees, less direct costs, excluding helicopter lease and associated costs, and general and administration costs. Adjusted EBITDAR excluding special items excludes corporate transaction and other costs. Adjusted EBITDAR margin is calculated as Adjusted EBITDAR divided by total revenue less reimbursable revenue. Adjusted EBITDAR margin excluding special items is calculated as Adjusted EBITDAR margin excluding special items divided by total revenue less reimbursable revenue. For additional information about our segment revenue and Adjusted EBITDAR, including a reconciliation of these measures to our audited annual consolidated financial statements, see note 26 of our audited annual consolidated financial statements for the fiscal years ended April 30, 2014, 2015 and 2016 included elsewhere in this Annual Report on Form 10-K.
We have chosen to include Adjusted net loss as it provides us with an understanding of the results from the primary activities of our business by excluding corporate transaction and other costs, restructuring expense, gain (loss) on disposal of assets, asset impairments, net gain (loss) on debt extinguishment, the unrealized gain (loss) on the revaluation of our derivatives and foreign exchange gain (loss), which is primarily driven by the translation of U.S. dollar balances in entities with a non-U.S. dollar functional currency. This measure excludes the net earnings or loss attributable to non-controlling interests. We believe that this measure is a useful supplemental measure as net loss includes these items, and the inclusion of these items may not provide a meaningful indicator of the ongoing operational results of our business. For additional information about our Adjusted net loss, including reconciliation to our audited annual consolidated financial statements, see “—Summary Results of Operations.”
Key Drivers Affecting our Results of Operations
Our results of operations and financial condition are affected by numerous factors, including those described under “Item 1A. Risk Factors” elsewhere in this Annual Report on Form 10-K and those described below:

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

Outlook
We generate the majority of our total revenue from contracts tied to our oil and gas customers’ offshore production operations, which can have long-term transportation requirements. A substantial portion of our oil and gas customer revenue comes from transporting personnel to and from offshore drilling rigs. For the fiscal year ended April 30, 2016, revenue generated from oil and gas customers was approximately 78% of our consolidated revenues, with 10% of our consolidated revenues related to EMS/SAR services and the balance related to MRO services provided through our Heli-One segment.
Since mid-2014, there has been a severe and prolonged decline in Brent crude oil prices due to a combination of sustained high supply from the Organization of the Petroleum Exporting Countries and from North America, and more recently due to additional supply from Iran as a result of the lifting of sanctions, coupled with weaker demand due to continued economic uncertainty in China, Europe, and the United Kingdom. As the weakness in the price of oil has continued since mid-2014, the length and depth of the decline in oil and gas prices has put severe pressure on the industry. Our oil and gas customers continue to implement substantial reductions in their exploration projects and are actively reducing their capital and operating expenditure plans. As our customers are actively managing their costs, we have seen increased pricing pressure on us and the impact of changes in activity levels.
This continued downward pressure to reduce prices and the volatility in the oil and gas sector generally, and the potential impact of such volatility on offshore exploration and production, has had a significant negative impact on the demand for offshore helicopter transportation services. The continued decrease in demand from oil and gas customers has resulted in an increasing number of helicopters in our fleet becoming idle and unproductive. Customers are deferring exploration activities to the future, focusing on shorter life-cycle projects, exiting certain geographies or divesting of certain areas of business and canceling final investment decisions. We have seen this particularly in our Africa-Euro Asia region, as our customers have implemented wide-ranging capital expenditure reduction programs. Revenue in our Africa-Euro Asia region has declined 41% in fiscal 2016 compared to fiscal 2015, primarily as a result of reduced exploration activity. However, we have also experienced reductions in revenues with oil and gas production customers. Though the majority of our revenue is derived from contracts tied to our oil and gas customers’ offshore production operations, which is typically less cyclical in nature than the exploration and development business, we have seen operational and other changes implemented by customers to reduce costs. Certain customer contracts permit termination for convenience and certain customers have been able to extract concessions and more favorable contract terms from us as market competition has intensified. Customers are also making operational changes such as less frequent worker rotations and changes in service patterns to increase their productivity. The North Sea, which is a mature oil and gas production region, continues to be our core operating area, with approximately half of Helicopter Services' revenue being derived from this region, which primarily serves oil and gas production customers. Overall revenue in this region has declined by 18% in fiscal 2016 compared to fiscal 2015, in part due to the strengthening of the U.S. dollar relative to the local currencies of our operations, but also due to reductions in customer activity. Brazil, one of our significant operating regions, continues to face internal and macroeconomic headwinds, where locally Petrobras, our largest customer in this region, has announced significant reductions in spending. We have experienced similar revenue reductions and price pressures across our other regions.
We believe that helicopter service is the most efficient and often the only viable or permitted form of transportation in many jurisdictions. Though we believe that in the longer term oil platforms are increasingly moving further offshore, and new, larger and more complex platform designs will mean that long-term demand for new technology medium and heavy helicopters will increase, the continued significant economic uncertainty means that this longer-term demand for new technology medium and heavy helicopters has been significantly outweighed by continued cost reductions across the industry due to uncertainty over future Brent crude prices. Due to this significant prolonged reduction in demand and our capital and leasing structure, we have determined that the cost of our capital is no longer sustainable and we are unable to absorb the ongoing and precipitous decline in business demand from the oil and gas industry. On May 5, 2016, the Debtors filed Petitions seeking relief under the Bankruptcy Code. See “Item 1. Business” included elsewhere in this Annual Report on Form 10-K for further information.
On April 29, 2016, one of our Airbus H225 helicopters was involved in an accident near the Flesland Airport in Bergen, Norway. Pending the outcome of the investigation, we have suspended, together with other operators, flying operations of the H225 helicopter. The H225 helicopter is one of two types of heavy, new technology helicopters in our fleet. In the interim, we have substituted Sikorsky S92A and other aircraft types where appropriate to continue to serve our customers’ needs. It is too early to determine the extent of the impact of the accident on our results of operations or financial condition based on information currently available. We are complying fully with all regulatory requirements. See “—Aviation Safety and Regulatory Developments” included elsewhere in this Annual Report on Form 10-K for further information.
Our MRO services, operated through our Heli-One business, are dependent on helicopter maintenance demand. This is generally highest during periods of high helicopter service demand where high flying hours result in more frequent maintenance, most of which is required by regulation. Heli-One continues to develop its third-party business for both PBH and non-PBH revenue streams. We continue to seek to expand our customer base, with new business including customers in Japan, the Republic of Korea and Brazil. External revenue for our Heli-One business has remained relatively flat during the fiscal years ended April 30, 2014, 2015 and 2016 despite the significant decline in the oil and gas industry.
On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the EU. As a result of the referendum, it is expected that the United Kingdom will negotiate the terms of their future relationship with the EU. We face uncertainties regarding how the United Kingdom’s access to the EU Single Market and the wider trading, legal, regulatory and labor environments, especially in the United Kingdom and EU, will be impacted by the United Kingdom’s vote to exit the EU, including the resulting impact on our business and that of our customers. We are uncertain about the future regulatory implications of the United Kingdom’s exit from the EU. There could be increased regulatory complexities that may affect our business and how customers flying in the North Sea region may be impacted. Finally, the United Kingdom’s exit may also affect currency exchange rates and adversely impact our revenues leading to additional economic uncertainty.
We conduct our business in various foreign jurisdictions, and as such, our cash flows, revenues and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. Our reported results have been negatively impacted as a result of the strengthening of the U.S. dollar against most major currencies compared to fiscal 2015, primarily because approximately half of our Helicopter Services’ revenue is derived from the North Sea region and is transacted primarily in the local currencies of that region. Throughout the fiscal year ended 2016, our primary foreign currency exposures were related to the Norwegian Kroner, the Euro, the British Pound Sterling, the Canadian dollar and the Australian dollar.
Aviation Safety and Regulatory Developments
On April 29, 2016, one of our Airbus H225 helicopters was involved in an accident near the Flesland Airport in Bergen, Norway. Authorities subsequently confirmed fatalities of the 11 passengers and two crew members on board. As with any similar event, this accident could result in legal and regulatory proceedings, liability and/or additional litigation and/or sanctions, which could materially adversely impact our revenue, profitability and/or operations. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K, including “Operating helicopters involves a degree of inherent risk and we are exposed to the risk of losses from safety incidents” for further information.
Following the incident, we immediately suspended all H225 helicopter flights, with the exception of those aircraft dedicated to life-saving SAR missions, in line with regulatory authorities in Norway and the UK, and out of respect for our work force and those of our customers, and to evaluate any implications associated with the accident.
Within a week of the accident, the AIBN stated that based on the information available, the H225 helicopter suffered in-flight separation of the main rotor hub from the main gearbox. As a precautionary measure, and while investigations are ongoing, Airbus Helicopters issued Emergency Airworthiness Service Bulletin (“EASB”) 553-A-058 and Revision 1 to EASB 553-A-058, and the European Aviation Safety Agency (“EASA”) issued Emergency Airworthiness Directive (“EAD”) 2016-0089, for additional inspection regimes.
On June 1, 2016, the Norwegian Civil Aviation Authority (“CAA”) issued another Safety and Operational Directive, which confirmed that as a result of the updated preliminary report from the AIBN (published on June 1, 2016) and contact with the UK CAA, it was decided that the scope of their Airbus Helicopters H225 and AS332 L2 Safety Directives would be extended to all operations, including SAR operations. The UK CAA issued a similar Directive on June 2, 2016. Pending further investigation to determine the root cause of the accident, and development of mitigating measures by Airbus Helicopters, EASA decided, as an additional precautionary measure, to temporarily ground the fleet, but permit single ferry flights without passengers to recover aircraft to a suitable maintenance locations if required. This was communicated via an EAD. On June 28, 2016, the AIBN released another preliminary report regarding the likely cause of the accident, which is available at http://www.aibn.no/Aviation/Investigations/16-286. Neither the foregoing website nor the information contained on the website nor the report accessible through such website shall be deemed incorporated into, and neither shall be a part of, this Annual Report on Form 10-K.
Following the issuance of the EAD, CHC suspended all H225 operations, including those committed to SAR and Medevac. It is too early to determine the extent of the impact of the accident on our results of operations or financial condition based on information currently available. We are complying fully with all regulatory requirements.
Previously, the Airbus Helicopters H225 helicopters were suspended following incidents in May 2012 and October 2012 that led to the widespread suspension of all over-water commercial flights involving Airbus Helicopters H225 helicopters. Following extensive investigation by the United Kingdom Air Accident Investigation Branch (“AAIB”), the aircraft manufacturer, independent analysis and the appropriate regulatory Authorities, approved modifications to the helicopters were completed and we commenced in July 2013 the phased re-introduction of our H225 fleet to full service. Full regular service on the Airbus Helicopters H225 fleet was completed during the fourth-quarter of the 2013 calendar year in conjunction with robust interim safety measures. On June 11, 2014, the UK AAIB issued its final report into both of the 2012 events. A full copy of the final report is available at https://www.gov.uk/aaib-reports/aar-2-2014-g-redw-and-g-chcn-10-may-2012. Neither the foregoing website nor the information contained on the website nor the report accessible through such website shall be deemed incorporated into, and neither shall be a part of, this Annual Report on Form 10-K. The root cause of the 2012 events were attributed to the bevel gear vertical shaft design. In April 2014, Airbus Helicopters announced that a redesigned vertical gear shaft had been approved by the European Aviation Safety Agency, or EASA. The retrofitting of the redesigned gear shaft was completed on all of our operational H225 aircraft.
On August 23, 2013, one of our Airbus Helicopters AS332 L2 helicopters was involved in an accident near Sumburgh in the Shetland Isles, United Kingdom. Authorities subsequently confirmed four fatalities and multiple injuries among the 16 passengers and two crew members on board. The cause of the accident was subject to full investigations by the UK AAIB and continues to be subject to investigation by Police Scotland. As with any similar event, this accident could result in legal and regulatory proceedings, liability and/or additional litigation and/or sanctions, which could materially adversely impact our revenue, profitability and/or operations. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K, including “Operating helicopters involves a degree of inherent risk and we are exposed to the risk of losses from safety incidents” for further information.
Following the 2013 accident, despite engineering and operating differences between the AS332 L, AS332 L1, AS332 L2 and H225 helicopters, for a limited period, we voluntarily canceled all our flights worldwide on those helicopter types (except for those involved in life-saving missions), out of respect for our work force and those of our customers, and to evaluate any implications associated with the accident.
Within a week of the accident, after consultation with our principal regulators, customers, union representatives and industry groups, and based on findings that there was no evidence to support a continuation of our temporary voluntary suspension and, on recommendations to return to active service all variants of these helicopter types, we resumed commercial passenger flights with all of these helicopter types to and from offshore oil and gas installations worldwide, excluding those in the UK with AS332 L2 helicopters. We resumed AS332 L2 commercial flights in the UK in mid-September 2013. All of these helicopter types were then returned to commercial operations worldwide.
On October 18, 2013, the UK AAIB issued a special bulletin about its investigation on the possible causes of the AS332 L2 accident. A full copy of the special bulletin is available at https://www.gov.uk/aaib-reports. Neither the foregoing website nor the information contained on the website nor the report accessible through such website shall be deemed incorporated into, and neither shall be a part of, this Annual Report on Form 10-K. In the special bulletin, the UK AAIB confirmed that the wreckage examination and analysis of recorded data as well as information from interviews of people involved in the accident have not found any evidence of a technical fault that could have been causal to the accident.
On March 15, 2016, the UK AAIB issued its final report on this accident. A full copy of the final report is available at https://www.gov.uk/aaib-reports/aircraft-accident-report-aar-1-2016-g-wnsb-23-august-2013. Neither the foregoing website nor the information contained on the website nor the report accessible through such website shall be deemed incorporated into, and neither shall be a part of, this Annual Report on Form 10-K. In the final report, the UK AAIB did not identify technical fault as causal factors in the accident. The investigation by Police Scotland is ongoing. It is too early to determine the extent of the impact of the accident on our results of operations or financial condition based on information currently available.

Summary Results of Operations

	For the fiscal year ended April 30,
	(in thousands of U.S. dollars)
	2014	2015	2016
Operating revenue	$1,600,310	$1,562,281	$1,282,840
Reimbursable revenue	164,669	145,418	99,649
Total Revenue	1,764,979	1,707,699	1,382,489
Operating Expenses
Direct costs (i)	(1,232,144)	(1,181,784)	(885,826)
Earnings from equity accounted investees	7,240	11,069	6,375
General and administration costs	(95,087)	(83,857)	(71,480)
Adjusted EBITDAR (ii)	444,988	453,127	431,558
Helicopter lease and associated costs (i)	(227,893)	(262,748)	(249,750)
Depreciation	(144,573)	(143,653)	(162,150)
Restructuring expense	—	(80,347)	(94,691)
Asset impairments	(25,933)	(553,650)	(225,354)
Loss on disposal of assets	(6,631)	(13,407)	(2,795)
Operating income (loss)	39,958	(600,678)	(303,182)
Interest on long-term debt	(153,222)	(126,481)	(116,335)
Foreign exchange loss	(6,028)	(25,153)	(12,402)
Other financing income (charges)	(23,253)	(17,841)	3,639
Loss before income tax	(142,545)	(770,153)	(428,280)
Income tax expense	(28,374)	(24,607)	(9,506)
Net loss	$(170,919)	$(794,760)	$(437,786)
Net earnings (loss) attributable to:
Controlling interest	$(172,548)	$(805,151)	$(440,023)
Non-controlling interests	1,629	10,391	2,237
Net loss	$(170,919)	$(794,760)	$(437,786)
Non-GAAP Financial Measures:
Adjusted net loss (v)	$(96,689)	$(123,451)	$(136,051)
Adjusted EBITDAR excluding special items (iii)	470,940	461,356	444,113
Adjusted EBITDAR margin (iv)	27.8%	29.0%	33.6%
Adjusted EBITDAR margin, excluding special items (iv)	29.4%	29.5%	34.6%

(i)
Direct costs in the information above excludes helicopter lease and associated costs. These costs are combined in the consolidated statements of operations, which are included in the audited annual consolidated financial statements for the fiscal years ended April 30, 2014, 2015 and 2016 included elsewhere in this Annual Report on Form 10-K.

(ii)
Adjusted EBITDAR is a non-GAAP measure. See “—Key Financial and Operating Metrics” for the definition and discussion of this non-GAAP measure. Additional information about our Adjusted EBITDAR, including a reconciliation of this measure to our audited annual consolidated financial statements is also provided in note 26 of the audited annual consolidated financial statements for the fiscal years ended April 30, 2014, 2015 and 2016 included elsewhere in this Annual Report on Form 10-K.

(iii)
Adjusted EBITDAR excluding special items is a non-GAAP measure. See “—Key Financial and Operating Metrics” for the definition and discussion of this non-GAAP measure. A description of the adjustments to and reconciliations of this non-GAAP financial measure to Adjusted EBITDAR is as follows:

	For the fiscal year ended April 30,
	2014	2015	2016
Adjusted EBITDAR excluding special items	$470,940	$461,356	$444,113
Corporate transaction costs	(25,952)	(8,229)	(12,555)
Adjusted EBITDAR	$444,988	$453,127	$431,558

(iv)
Adjusted EBITDAR margin and Adjusted EBITDAR margin excluding special items are non-GAAP measures. See “—Key Financial and Operating Metrics” for the definition and discussion of these non-GAAP measures. These measures are calculated by dividing the respective numerator by total revenues less reimbursable revenue as follows:

	For the fiscal year ended April 30,
	2014	2015	2016
Adjusted EBITDAR	$444,988	$453,127	$431,558
Adjusted EBITDAR excluding special items	470,940	461,356	444,113
Total revenues less reimbursable revenue	1,600,310	1,562,281	1,282,840
Adjusted EBITDAR margin	27.8%	29.0%	33.6%
Adjusted EBITDAR margin, excluding special items	29.4%	29.5%	34.6%

(v)
Adjusted net loss is a non-GAAP measure. See “—Key Financial and Operating Metrics” for the definition and discussion of this non-GAAP measure. A description of the adjustments to and reconciliations of this non-GAAP financial measure to the most comparable GAAP financial measure is as follows:

	For the fiscal year ended April 30,
	2014	2015	2016
Adjusted net loss	$(96,689)	$(123,451)	$(136,051)
Corporate transaction and other costs	(25,952)	(8,229)	(12,555)
Restructuring expense	—	(80,347)	(94,691)
Asset impairments	(25,933)	(553,650)	(225,354)
Loss on disposal of assets	(6,631)	(13,407)	(2,795)
Foreign exchange loss	(6,028)	(25,153)	(12,402)
Net gain (loss) on debt extinguishment	(7,668)	(11,340)	17,799
Unrealized gain (loss) on derivatives	(3,647)	10,426	26,026
Net loss attributable to controlling interest	$(172,548)	$(805,151)	$(440,023)

The Fiscal Year Ended April 30, 2015 Compared to the Fiscal Year Ended April 30, 2016

Consolidated Results Summary

For the fiscal year ended April 30,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2015	2016	$ Change	% Change
Helicopter Services (i)	$1,557,319	$1,233,125	$(324,194)	(20.8)%
Heli-One	150,380	149,364	(1,016)	(0.7)%
Total revenue	$1,707,699	$1,382,489	$(325,210)	(19.0)%
Direct costs (ii)	(1,181,784)	(885,826)	295,958	25.0%
Helicopter lease and associated costs	(262,748)	(249,750)	12,998	4.9%
Total direct costs	$(1,444,532)	$(1,135,576)	$308,956	21.4%
Flying hours	137,760	115,653	(22,107)	(16.0)%
# of helicopters	231	227	(4)	(1.7)%

(i)	Includes revenue from the customer reimbursement of fuel costs of $75.1 million for the fiscal year ended April 30, 2015 and $50.4 million for the fiscal year ended April 30, 2016.

(ii)	Includes $75.8 million in fuel costs for the fiscal year ended April 30, 2015 and $51.5 million for the fiscal year ended April 30, 2016.
Consolidated Results of Operations
Revenue
Consolidated revenue decreased by $325.2 million to $1.4 billion compared to fiscal 2015, a decrease of 19.0%. Revenue decreased in our Helicopter Services segment by $324.2 million but was flat in our Heli-One segment compared to fiscal 2015. The changes in external revenue in our two segments are explained below.
Helicopter Services
For the fiscal year ended April 30,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2015	2016	$ Change	% Change
Eastern North Sea	$338,800	$277,561	$(61,239)	(18.1)%
Western North Sea	414,662	341,866	(72,796)	(17.6)%
Americas	299,615	248,149	(51,466)	(17.2)%
Asia Pacific	326,298	260,101	(66,197)	(20.3)%
Africa-Euro Asia	172,303	102,152	(70,151)	(40.7)%
Other	5,641	3,296	(2,345)	(41.6)%
Total	$1,557,319	$1,233,125	$(324,194)	(20.8)%

The total external revenue for Helicopter Services decreased by $324.2 million, or 20.8%, compared to fiscal 2015, which included an $88.3 million decrease related to the impact of foreign exchange in our North Sea and Asia Pacific regions. The U.S. dollar strengthened against most currency groups compared to fiscal 2015, which resulted in a decrease in reported U.S. dollar revenue amounts in these regions, where revenue was transacted primarily in the local currencies of our operations. The significant reduction in global oil prices since mid-2014 has continued to have a negative impact on our results as our customers reduced activity and capital spending, and in particular, reduced oil and gas exploration related activity. This primarily impacted revenues in our Africa-Euro Asia region, which decreased by $70.2 million compared to fiscal 2015. However, we have seen declines in revenues with both production and exploration customers. The key variances by region were as follows:

•
Eastern North Sea. Revenues in the Eastern North Sea decreased by $61.2 million, or 18.1% compared to fiscal 2015. This was primarily due to the impact of the strengthening U.S. dollar on reported results in this region, which decreased revenue by $41.6 million compared to fiscal 2015. Operationally, there was a $31.8 million increase in revenue from new contract wins in the oil and gas sector, primarily from the provision of SAR helicopter flying services to certain oil and gas customers. The increase was offset by a $51.4 million decrease as a result of a net reduction in activity levels with existing customers, contract completions and lower reimbursable revenue.

•
Western North Sea. Revenues in the Western North Sea decreased by $72.8 million, or 17.6% compared to fiscal 2015, which included a $25.2 million decrease related to the impact of the strengthening U.S. dollar on reported results in this region. There was a $76.0 million decrease in revenue in the region from contract completions, contract modifications with continuing customers due to changes in customers' helicopter requirements and lower reimbursable revenue, primarily for oil and gas production customers. This was partially offset by a $28.4 million increase in revenue from new heavy and medium helicopter contract activity in the oil and gas sector.

•
Americas. Revenues in the Americas decreased by $51.5 million, or 17.2% compared to fiscal 2015. There was a $70.5 million decrease in revenue primarily due to contract completions and reduced activity in Brazil, partially offset by new contract wins in Brazil, Suriname and Canada, which resulted in additional revenue of $19.0 million compared to fiscal 2015.

•
Asia Pacific. Revenues in Asia Pacific decreased by $66.2 million, or 20.3% compared to fiscal 2015, which included a $21.5 million decrease related to the impact of the strengthening U.S. dollar on reported results in this region. Revenue also decreased by $53.8 million due to completed contracts and reductions in customer activity, mainly in Malaysia, East Timor and Australia. This was partially offset by a $9.1 million increase in revenue from new contract wins and ad-hoc work for oil and gas customers in Australia.

•
Africa-Euro Asia. Revenues in Africa-Euro Asia decreased by $70.2 million, or 40.7% compared to fiscal 2015 primarily due to contract completions and a reduction in ad-hoc work in Tanzania, Nigeria, Equatorial Guinea and Mozambique. The majority of the reduction in revenue was due to helicopter services provided to customers for oil and gas exploration related activity.

Heli-One
Heli-One’s external revenue decreased slightly, by $1.0 million compared to fiscal 2015. This was due primarily to the negative impact of foreign currency translation on our reported results, primarily as a consequence of the strengthening U.S. dollar, of approximately $12.5 million. In addition, PBH revenue decreased by $3.7 million due to a lower level of third-party customer flight hours compared to fiscal 2015. This was partially offset by an increase in MRO revenue of $15.2 million compared to fiscal 2015 due to higher revenues from airframe, engine and component work.

Direct Costs
For the fiscal year ended April 30,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2015	2016	$ Change	% Change
Crew costs	$(413,866)	$(309,823)	$104,043	25.1%
Base operations and other costs	(299,422)	(213,223)	86,199	28.8%
Maintenance costs	(308,739)	(239,167)	69,572	22.5%
Support costs	(159,757)	(123,613)	36,144	22.6%
	$(1,181,784)	$(885,826)	$295,958	25.0%
Direct costs, which exclude helicopter lease and associated costs, decreased by $296.0 million to $885.8 million compared to fiscal 2015. The decrease in direct costs was a result of both foreign exchange translation, due to the appreciation of the U.S. dollar, and our active management of costs due to changes in customer activity. The primary factors which impacted direct costs were as follows:

•
Crew costs, which include salaries, benefits, training and recruitment costs, decreased by $104.0 million to $309.8 million compared to fiscal 2015. The decrease in crew costs was partially due to the impact of the strengthening U.S.

dollar, which decreased crew costs by $37.1 million compared to fiscal 2015. The remaining $66.9 million decrease was as a result of lower crew requirements due to reduced activity, contract completions and cost saving initiatives, primarily in Brazil, and in our Africa-Euro Asia, Asia Pacific and North Sea regions. Crew costs were incurred only by our Helicopter Services segment.

•
Base operations and other costs, which include our base operations, reimbursable costs, insurance costs and other external expenses, decreased by $86.2 million to $213.2 million compared to fiscal 2015, which included an approximate $20.2 million decrease related to the impact of the strengthening U.S. dollar. There was a decrease of $32.7 million in rechargeable costs to customers due to a decrease in fuel prices and lower flying hours compared to fiscal 2015. In addition, contract completions following the closure of bases, primarily in our Africa-Euro Asia and Asia Pacific regions, in addition to cost saving initiatives in Brazil and in our North Sea region, have reduced costs by $33.3 million compared to fiscal 2015. Base operations and other costs were incurred only by our Helicopter Services segment.

•
Maintenance costs decreased by $69.6 million to $239.2 million compared to fiscal 2015. Maintenance costs decreased by $22.9 million compared to fiscal 2015 due to the impact of foreign exchange translation, as a result of the strengthening U.S. dollar. Maintenance costs include those related to repairs for owned and leased major components, spares and rotable and repairable parts, which are recognized when the costs are incurred. Our costs therefore can vary with the timing of the maintenance activity. A portion of our maintenance costs are externally subcontracted on a PBH basis and vary with flight hours. Maintenance costs decreased by $41.7 million compared to fiscal 2015 due to a combination of reduced activity, fleet optimization initiatives and improved rotable and fleet maintenance planning, but were also impacted by the timing of maintenance events. In addition, we incurred $5.0 million in fiscal 2015 related to inspection costs on our H225 fleet until the completion of retrofit of the redesigned gear shaft on our H225 helicopters at the end of fiscal 2015. See “—Aviation Safety and Regulatory Developments” included elsewhere in this Annual Report on Form 10-K for further information.

•
Support costs decreased by $36.1 million to $123.6 million compared to fiscal 2015, due to a combination of foreign exchange translation, reduced headcount and lower levels of consulting and professional fees, driven by our cost saving initiatives and lower activity levels. The majority of support costs are incurred by our Helicopter Services segment, with $16.1 million related to our Heli-One segment.

Helicopter Lease and Associated Costs
Helicopter lease and associated costs decreased by $13.0 million to $249.8 million. The decrease was a result of the lease expense related to helicopters which do not form part of our prospective fleet strategy being included within our restructuring provision in fiscal 2016. 19 helicopters were included in this provision at April 30, 2016. See note 8 of our audited annual consolidated financial statements for the fiscal years ended April 30, 2014, 2015 and 2016 included elsewhere in this Annual Report on Form 10-K for further information. Helicopter lease costs also decreased compared to fiscal 2015 due to the modification of certain existing operating lease agreements, which resulted in those operating leases being reclassified as capital leases. These reductions in lease expense were partially offset by higher lease costs as result of additional leasing of new technology helicopters in our fleet compared to fiscal 2015.
General and Administration Costs
General and administration costs decreased by $12.4 million to $71.5 million compared to fiscal 2015, primarily due to a decrease in the stock-based compensation expense of $5.7 million and a decrease in salary and other costs of $10.2 million due to cost saving initiatives and reductions in activity levels, partially offset by an increase in professional and other costs.
Depreciation
Depreciation expense increased by $18.5 million to $162.2 million compared to fiscal 2015. We recorded additional depreciation expense of $11.5 million in fiscal 2016 to the acceleration of depreciation on certain helicopters recognized as capital leases in connection with our restructuring program. The increase in depreciation expense was primarily due to helicopter acquisitions, certain of which were funded through our ABL Facility, additional capital leases, due to the modification of certain existing operating lease agreements, and an increase in the depreciation rates of our rotable and repairable assets.

Restructuring Expense
We are undergoing a comprehensive review of our operations, organizational structure and fleet with the view of reducing operating costs. In connection with the ongoing review, we have incurred restructuring expenses of $94.7 million in fiscal 2016, which have increased by $14.3 million compared to fiscal 2015. We will incur additional restructuring costs in subsequent periods. These costs were related to lease and other contractual costs on leased helicopters which do not form part of our prospective fleet strategy and employee severance costs and other associated costs, which in fiscal 2016 included costs related to professional advisors assisting us with the Chapter 11 process. See note 8 of our audited annual consolidated financial statements for the fiscal years ended April 30, 2014, 2015 and 2016 included elsewhere in this Annual Report on Form 10-K for further information.
Asset Impairments

	For the fiscal year ended April 30,		Favorable (Unfavorable)
(In thousands of U.S. dollars)	2015	2016	$ Change	% Change
Impairment of property and equipment	$(128,043)	$(31,862)	$96,181	75.1%
Impairment of assets held for sale	(5,528)	(4,106)	1,422	25.7%
Impairment of receivables and funded residual value guarantees	(13,409)	(93,398)	(79,989)	(596.5)%
Impairment of intangible assets	(3,134)	(78,083)	(74,949)	n/a
Impairment of goodwill	(403,536)	—	403,536	100.0%
Impairment of inventories	—	(17,905)	(17,905)	n/a
Total asset impairments	$(553,650)	$(225,354)	$328,296	59.3%
Asset impairments decreased to $225.4 million, compared to $553.7 million in fiscal 2015. See note 4 of our audited annual consolidated financial statements for the fiscal years ended April 30, 2014, 2015 and 2016 included elsewhere in this Annual Report on Form 10-K for further information.
During fiscal 2015, we accelerated our exit from certain older technology helicopter types as we continued with our fleet replacement strategy to better meet our customer demands for newer technology helicopters and to reduce the number of different helicopter types in our fleet. During fiscal 2016, we recorded additional impairment charges of $31.9 million to write down the carrying value of certain of these older technology helicopter types and related rotables and impairment charges of $93.4 million and $1.3 million to write down the funded residual value guarantees and embedded equity, respectively, as a result of the decline in helicopter values.
During fiscal 2016, we recorded an impairment charge of $17.9 million to increase our provision for obsolete and excess inventories on certain consumable inventories. This impairment charge resulted from the identification of consumable inventories that were in excess of our requirements. This was driven primarily by the significant and longer than initially expected decline in the price of oil and gas, which impacts our view of future utilization of these parts and resulting changes to our fleet and inventory management strategies. Excess consumable inventories have been measured at estimated market value, based on our experience with sales of surplus consumable inventories and our assessment of resale market conditions.
During fiscal 2016, we also recorded impairment charges of $76.8 million for indefinite life intangible assets, primarily for trade names and trademarks, which arose due to a deterioration in expected future revenues from operations due to market conditions.
During fiscal 2015, as a result of deteriorating conditions in the oil and gas markets and related service sectors and a decline in our market capitalization, we performed an interim two-step goodwill impairment test and determined that there was no implied fair value of goodwill. A goodwill impairment of $403.5 million was recorded and finalized in fiscal 2015, which represented the entire goodwill balance.
Loss on Disposal of Assets
Loss on disposal of assets decreased by $10.6 million to $2.8 million compared to fiscal 2015, primarily due to a lower level of older technology helicopter third-party sale transactions.

Interest on Long-Term Debt
Interest on long-term debt obligations decreased by $10.1 million to $116.3 million compared to fiscal 2015, primarily due to lower interest costs on both the senior secured notes and the senior unsecured notes due to redemptions and open market repurchases of these notes, partially offset by an increase on interest expense due to amounts withdrawn on the ABL Facility and revolving credit facility and new capital lease obligations in fiscal 2016. See “—Pre-Petition Sources of Liquidity” included elsewhere in this Annual Report on Form 10-K for further information.
Foreign Exchange Loss
Foreign exchange loss decreased by $12.8 million, primarily due to the relative strengthening of the U.S. dollar against other currency groups compared to fiscal 2015, which caused a loss in both U.S. functional currency entities with foreign denominated net monetary asset positions and in Norwegian and Australian functional currency entities with net liability positions denominated in U.S. dollars.
Other Financing Income (Charges)

	For the fiscal year ended April 30,		Favorable (Unfavorable)
(In thousands of U.S. dollars)	2015	2016	$ Change	% Change
Amortization of deferred financing costs	$(7,464)	$(7,384)	$80	1.1%
Net gain (loss) on debt extinguishment	(11,340)	17,799	29,139	257.0%
Net loss on fair value of foreign currency forward contracts	(31,746)	(9,833)	21,913	69.0%
Net gain on fair value of foreign currency embedded derivatives	42,886	6,148	(36,738)	(85.7)%
Amortization of guaranteed residual values	(4,821)	(2,805)	2,016	41.8%
Interest expense	(18,355)	(19,605)	(1,250)	(6.8)%
Interest income	23,400	25,556	2,156	9.2%
Other	(10,401)	(6,237)	4,164	40.0%
Total other financing income (charges)	$(17,841)	$3,639	$21,480	120.4%
Other financing charges decreased by $21.5 million to other financing income of $3.6 million in fiscal 2016. This was primarily due to a $29.1 million change in the gain or loss from debt extinguishment transactions. See "—Pre-Petition Sources of Liquidity" included elsewhere in this Annual Report on Form 10-K for further information. There was a $7.2 million decrease in other financing charges compared to fiscal 2015 due to lower levels of banking fees, a reduction in the amortization expense on residual value guarantees, and other charges. This was partially offset by a $14.8 million decrease on the net gain on the valuation of derivatives and embedded derivatives due to foreign currency movements compared to fiscal 2015.
Income Tax Expense
Income tax expense decreased by $15.1 million to $9.5 million compared to fiscal 2015. The effective tax rate for fiscal 2015 was (3.2)% compared to (2.2)% in fiscal 2016. The decrease in the income tax expense compared to fiscal 2015 was primarily due to a reduction in customer contract activity in our Africa-Euro Asia region, where we are subject in many jurisdictions to branch and withholding taxes, and lower levels of taxes in other foreign jurisdictions, partially offset by a deferred income tax recovery on settlement of the Netherlands pension plan during fiscal 2015.
The effective tax rate is the ratio of income tax expense to loss before income tax. Our effective income tax rate depends on various factors, such as the amount of income (loss) in each tax jurisdiction, tax regulations governing each jurisdiction, non-tax deductible expenses incurred as a percentage of pre-tax income, valuation allowances taken on losses in certain jurisdictions and the effectiveness of our tax planning strategies. As a result, the increase or decrease in loss before income tax will not have a significant impact on the income tax expense. The income tax expense is primarily comprised of withholding taxes as applicable and current income taxes in certain taxable jurisdictions.

Non-Controlling Interests
Net earnings allocated to non-controlling interests decreased by $8.2 million to $2.2 million due to a decrease in the net earnings in EHOB compared to fiscal 2015. This was driven primarily by contract completions and a lower net gain on the fair value of embedded derivative financial instruments compared to fiscal 2015, due to movements in the Norwegian Kroner against the U.S. dollar. For further details on EHOB, see note 3(a)(i) of our audited annual consolidated financial statements for the fiscal years ended April 30, 2014, 2015 and 2016 included elsewhere in this Annual Report on Form 10-K.
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
The new reporting structure presentation is reflected in the fiscal years ended April 30, 2014, 2015 and 2016 segment results. For the fiscal year ended April 30, 2014, the MRO contract services are accounted for using a percentage completion method, as it was not practical to determine results for this period using the completed contract method of revenue recognition.  We are unable to quantify the impact of the difference between percentage completion and completed contract for the fiscal year ended April 30, 2014. Otherwise, the accounting policies of the segments and the basis of accounting for transactions between segments are the same as those described in the summary of significant accounting policies. See note 2 of the audited annual consolidated financial statements for the fiscal years ended April 30, 2014, 2015 and 2016 included elsewhere in this Annual Report on Form 10-K.
Helicopter Services

For the fiscal year ended April 30,
(In thousands of U.S. dollars)

	For the fiscal year ended April 30,		Favorable (Unfavorable)
	2015	2016	$ Change	% Change
Operating revenue	$1,411,901	$1,133,476	$(278,425)	(19.7)%
Reimbursable revenue	145,418	99,649	(45,769)	(31.5)%
Total revenue	$1,557,319	$1,233,125	$(324,194)	(20.8)%
Direct costs (i)	(1,051,911)	(759,936)	291,975	27.8%
Earnings from equity accounted investees	11,069	6,375	(4,694)	(42.4)%
Adjusted EBITDAR	$516,477	$479,564	$(36,913)	(7.1)%
Adjusted EBITDAR margin (ii)	36.6%	42.3%	5.7%	15.6%
Flight hours	137,760	115,653	(22,107)	(16.0)%
# of helicopters	231	227	(4)	(1.7)%
Helicopter lease and associated costs	$(262,748)	$(249,750)	$12,998	4.9%

(i)
In fiscal 2015, direct costs were comprised of crew costs of $413.9 million, base operations and other costs of $299.4 million and maintenance and support costs of $338.6 million. In fiscal 2016, direct costs were comprised of crew costs of $309.8 million, base operations and other costs of $213.2 million and maintenance and support costs of $236.9 million.

(ii)
Adjusted EBITDAR margin is calculated as Adjusted EBITDAR divided by total revenue less reimbursable revenue. Cost reimbursements from customers are recorded as reimbursable revenue with the related reimbursement expense in direct costs.

Helicopter Services Adjusted EBITDAR decreased by $36.9 million to $479.6 million and Adjusted EBITDAR margin increased by 5.7% to 42.3% compared to fiscal 2015. The primary factors that impacted Adjusted EBITDAR and Adjusted EBITDAR margin for Helicopter Services compared to fiscal 2015 were as follows:

•
Approximately one-third of the decline in Adjusted EBITDAR was due to the impact of foreign exchange translation of the results of our foreign operations, primarily related to our North Sea region. The U.S. dollar strengthened against most currency groups in the current fiscal year compared to fiscal 2015, which resulted in a decrease in reported U.S. dollar EBITDAR amounts in these regions, where activities were transacted primarily in the local currencies of our operations;

•
Contract completions and decreased customer activity in the North Sea, related to oil and gas exploration and production contracts, including the completion of several short-term contracts, partially offset by cost savings through reduction in headcount and other initiatives, decreased Adjusted EBITDAR by $15.4 million compared to fiscal 2015, with minimal impact on Adjusted EBITDAR margin;

•
Contract completions and lower activity in our Asia Pacific region, primarily due to changes in customer requirements in Malaysia and contract completions in East Timor and Australia, partially offset by new contracts and cost saving initiatives, decreased Adjusted EBITDAR by $23.3 million and Adjusted EBITDAR margin by 0.8% compared to fiscal 2015;

•
Lower activity in our Africa-Euro Asia region, primarily due to contract completions and a reduction in ad-hoc work in Tanzania, Nigeria, Equatorial Guinea, and Mozambique for oil and gas customers, decreased Adjusted EBITDAR by $31.6 million and Adjusted EBITDAR margin by 0.7% compared to fiscal 2015;

•
Lower earnings from equity accounted investees primarily due to the sale of our 50% interest in our equity-accounted investment in Helideck Certification Agency, which increased Adjusted EBITDAR by $3.8 million in fiscal 2015; partially offset by

•
Lower maintenance costs, primarily due to a combination of reduced activity, timing of maintenance events, fleet optimization initiatives, improved rotable and fleet maintenance planning, increased Adjusted EBITDAR by $54.9 million and Adjusted EBITDAR margin by 4.8% compared to fiscal 2015. A part of this reduction in maintenance costs was due to $5.0 million incurred in fiscal 2015 related to ongoing inspection costs on our H225 fleet. These inspection costs were incurred until the completion of retrofit of the redesigned gear shaft on our H225 helicopters at the end of fiscal 2015. See “—Aviation Safety and Regulatory Developments” included elsewhere in this Annual Report on Form 10-K for further information.

The balance of the increase in Adjusted EBITDAR margin compared to fiscal 2015 was primarily related to the impact of foreign exchange translation on our reported results, as the strengthening U.S. dollar had a more significant negative impact on our operating revenues than on our Adjusted EBITDAR.
Heli-One

For the fiscal year ended April 30,
(In thousands of U.S. dollars)

	For the fiscal year ended April 30,		Favorable (Unfavorable)
	2015	2016	$ Change	% Change
Third-party revenue	$150,380	$149,364	$(1,016)	(0.7)%
Internal revenue	107,571	88,809	(18,762)	(17.4)%
Total revenue	$257,951	$238,173	$(19,778)	(7.7)%
Direct costs (i)	(235,417)	(210,653)	24,764	10.5%
Adjusted EBITDAR	$22,534	$27,520	$4,986	22.1%
Adjusted EBITDAR Margin (ii)	8.7%	11.6%	2.9%	33.3%

(i)
In fiscal 2015, direct costs were comprised of maintenance costs of $216.3 million and support costs of $19.1 million. In fiscal 2016, direct costs were comprised of maintenance costs of $194.6 million and support costs of $16.1 million.

(ii)	Adjusted EBITDAR margin is calculated as Adjusted EBITDAR divided by total revenue less reimbursable revenue, of which there was none in the Heli-One segment in fiscal 2015 and 2016.

Heli-One’s Adjusted EBITDAR increased by $5.0 million to $27.5 million and Adjusted EBITDAR margin increased by 2.9% to 11.6% compared to fiscal 2015. The increase in Adjusted EBITDAR margin was a combination of cost control efforts together with changes in sales mix. The primary changes to Adjusted EBITDAR compared to fiscal 2015 were as follows:

•
Decreased external third-party PBH revenue and internal revenue with our Helicopter Services segment, due to a reduction in flying activity, was more than offset by cost control efforts and an increase in third-party MRO revenue. This increased Adjusted EBITDAR by approximately $1.6 million compared to fiscal 2015; and

•
Lower facilities, support and executive costs due to our cost saving initiatives, and changes in the allowance for doubtful accounts, increased Adjusted EBITDAR by $3.4 million compared to fiscal 2015.

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
Consolidated Results of Operations

Revenue
Consolidated revenue decreased by $57.3 million to $1.7 billion compared to fiscal 2014, a decrease of 3.2%. Revenue decreased in our Helicopter Services segment by $60.4 million and increased in our Heli-One segment by $3.1 million. The changes in external revenue in our two segments are explained below.

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

The total external revenue for Helicopter Services decreased by $60.4 million or 3.7%, compared to fiscal 2014, which included a $64.3 million decrease related to the impact of foreign exchange in our North Sea and Asia Pacific regions. Compared to fiscal 2014, revenues increased due to the return of our H225 fleet to commercial operations, which impacted revenue in the first six months of fiscal 2014. However, this was offset by the significant impact of currency movements in our reported results. The U.S. dollar strengthened significantly in fiscal 2015, which resulted in a decrease in the reported U.S. dollar revenue amounts, primarily in our North Sea region, where revenue was transacted primarily in the local currency of our operations. Though the decline in global oil prices had a negative impact on our results in the latter half of fiscal 2015 as our customers reduced activity and capital spending, this had a more immediate impact on our reported results due to the decline in fuel prices, which was the primary reason for the $19.3 million reduction in reimbursable revenues compared to fiscal 2014. The key variances by region were as follows:

•
Eastern North Sea. Revenue in the Eastern North Sea decreased by $44.6 million, or 11.6% compared to fiscal 2014. This was primarily due to the impact of the strengthening U.S. dollar on reported results in this region, which decreased revenue by $35.2 million compared to fiscal 2014. Operationally, there was a $32.5 million increase in revenue from new contract wins in the oil and gas sector, including the provision of SAR helicopters to certain oil and gas customers, in addition to increased flying activity with existing customers, which benefited from the resumption of normal commercial operations of our H225 fleet. The increase was offset by contract completions for both heavy and medium helicopter customer contracts of $30.8 million and by an $11.1 million reduction due to changes in the helicopter requirements for a customer.

•
Western North Sea. Revenue in the Western North Sea decreased by $7.3 million, or 1.7% compared to fiscal 2014. This was primarily due to the impact of the strengthening U.S. dollar on reported results in this region, which decreased revenue by $16.4 million compared to fiscal 2014. There was a $33.8 million decrease in revenue in the region from completed contracts and lower reimbursable revenue, the latter of which has been impacted by lower fuel prices during fiscal 2015. Revenue increased in the Republic of Ireland for a SAR contract, which was fully implemented by December 2013, partially offset by the expiration of a SAR contract in the UK, which resulted in a net increase to revenue of $11.9 million in fiscal 2015. Additional services and new oil and gas contracts generated additional revenue of $24.3 million, primarily due to new contracts for H225 and S92A helicopters. In addition, ad-hoc revenue and other revenue was $6.7 million higher than fiscal 2014, primarily due to the H225 return to service.

•
Americas. Revenue in the Americas increased by $22.7 million, or 8.2% compared to fiscal 2014. This was primarily due to new contract wins in Brazil, Suriname and Canada, which resulted in additional revenue of $26.8 million, and increased revenue in Brazil under existing contracts of $32.8 million, partly driven by the H225 return to service. The increase was offset by a $31.0 million reduction in revenue due to a contract completion in Nicaragua, which ended in January 2014, and by a contract completion in Brazil in April 2014. There was a $5.9 million reduction in rechargeable revenues and other items, driven in part by lower fuel prices, compared to fiscal 2014.

•
Asia Pacific. Asia Pacific revenue decreased by $17.7 million, or 5.1% compared to fiscal 2014. This was primarily due to a $47.5 million decrease in revenue from completed contracts, mainly in Australia and the Philippines related to both oil and gas production and exploration contracts, $5.2 million lower rechargeable and reimbursable revenue and a $12.7 million decrease due to foreign exchange. These decreases were offset by additional revenues from new contract wins and modifications for oil and gas customers of $41.2 million, and by a $6.5 million increase in activity from existing customers, partly due to the resumption of normal commercial operations of our H225 fleet.

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

Heli-One

Heli-One’s external revenue decreased by $3.1 million compared to fiscal 2014. This was due primarily to an increase in PBH revenue of $4.7 million, generated from a higher level of third-party customer flight hours compared to fiscal 2014. The higher levels of PBH revenue compared to fiscal 2014 were due in part to the resumption of normal commercial operations by third-party customers of H225 helicopters, in addition to new contract wins. This was offset by at $1.6 million decrease in non-PBH revenue due to timing of completion of airframe, engine and component work.

Direct Costs
For the fiscal year ended April 30,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2014	2015	$ Change	% Change
Crew costs	$(429,102)	$(413,866)	$15,236	3.6%
Base operations and other costs	(333,828)	(299,422)	34,406	10.3%
Maintenance costs	(300,422)	(308,739)	(8,317)	(2.8)%
Support costs	(168,792)	(159,757)	9,035	5.4%
	$(1,232,144)	$(1,181,784)	$50,360	4.1%
Direct costs, which exclude helicopter lease and associated costs, decreased by $50.4 million to $1.2 billion compared to fiscal 2014. The decrease in direct costs was due to lower crew, base operations and other costs and support costs partially offset by increased maintenance costs compared to fiscal 2014.
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
Maintenance costs increased by $8.3 million to $308.7 million compared to fiscal 2014. Approximately two-thirds of these costs were related to Helicopter Services, with the balance related to Heli-One for costs incurred for revenue activities related to external customers. Maintenance costs include those related to repairs for owned and leased major components, spares and rotable and repairable parts which are recognized when the costs are incurred and therefore our costs vary with the timing of the maintenance activity. A portion of our maintenance costs are externally subcontracted on a PBH basis and vary with flight hours. Maintenance costs increased in part because we received in fiscal 2014 cash and immediately available credits, in light of the H225 suspension, which were booked as reductions to maintenance costs as they related to short-term performance issues. Maintenance costs also increased by $10.8 million due to the timing of externally subcontracted maintenance costs, primarily on our H225 fleet. These increases were partially offset by a decrease in costs in fiscal 2015 due to our global inventory and supply chain optimization initiatives, which include improvements to our rotable and fleet maintenance planning, inventory management and the implementation of lean process techniques to support efficiencies in our workshops. In fiscal 2015, $5.4 million of costs were incurred related to ongoing inspection costs on the H225 fleet compared to $4.0 million in fiscal 2014. These additional inspection costs were incurred until the completion of retrofit of the redesigned gear shaft for the H225 helicopters, which was completed in fiscal 2015. See “—Aviation Safety and Regulatory Developments” included elsewhere in this Annual Report on Form 10-K for further information.
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
General and Administration Costs
General and administration costs decreased by $11.2 million to $83.9 million compared to fiscal 2014, primarily due decreased stock-based compensation expense of $16.6 million. The decrease was a result of the performance conditions under our 2011 Management Equity Plan being met at the time of our IPO in fiscal 2014. This was partly offset by increased stock-based compensation expense in fiscal 2015 as a result of new grants made under the 2013 Omnibus Incentive Plan, also made at the time of our IPO. For more information, see note 18 of our audited annual consolidated financial statements for the fiscal years ended April 30, 2014, 2015 and 2016 included elsewhere in this Annual Report on Form 10-K. The decrease in the stock-based compensation expense was partially offset by a $5.4 million increase in consulting, professional fees and other salary costs compared to fiscal 2014.
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
As a result of the change in our internal reporting structure, we no longer report segment assets to our CODM. Accordingly, depreciation expense is not allocated to our segments. See “—Segmented Results of Operations” included elsewhere in this Annual Report on Form 10-K for further information.
Restructuring Expense
We are undergoing a comprehensive review of our operations and organizational structure, with the view of reducing operating costs. These costs were related to lease and other contractual costs on leased helicopters which do not form part of our prospective fleet strategy and employee severance costs and other associated costs. We incurred $80.3 million of restructuring expense in fiscal 2015. See note 8 of our audited annual consolidated financial statements for the fiscal years ended April 30, 2014, 2015 and 2016 included elsewhere in this Annual Report on Form 10-K for further information.

Asset Impairments

	For the fiscal year ended April 30,		Favorable (Unfavorable)
(In thousands of U.S. dollars)	2014	2015	$ Change	% Change
Impairment of property and equipment	$(5,453)	$(128,043)	$(122,590)	n/a
Impairment of assets held for sale	(18,486)	(5,528)	12,958	70.1%
Impairment of receivables and funded residual value guarantees	(1,115)	(13,409)	(12,294)	n/a
Impairment of intangible assets	(879)	(3,134)	(2,255)	(256.5)%
Impairment of goodwill	—	(403,536)	(403,536)	n/a
Total asset impairments	$(25,933)	$(553,650)	$(527,717)	n/a
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
In addition, as a result of deteriorating conditions in the oil and gas markets and related service sectors and a decline in our market capitalization, we performed a two-step goodwill impairment test during fiscal 2015 and determined that there was no implied fair value of goodwill. A goodwill impairment of $403.5 million was recorded in fiscal 2015 which represented the entire goodwill balance. Prior to impairment, all of our goodwill was attributable to our Helicopter Services segment. See note 4 of our audited annual consolidated financial statements for the fiscal years ended April 30, 2014, 2015 and 2016 included elsewhere in this Annual Report on Form 10-K for further information.
Loss on Disposal of Assets

Loss on disposal of assets increased by $6.8 million to $13.4 million compared to fiscal 2014, due to declines in the market values on older technology helicopters types through third-party sales and through leasing transactions compared to fiscal 2014.
Interest on Long-Term Debt
Interest on long-term debt obligations decreased by $26.7 million to $126.5 million compared to fiscal 2014, primarily due to lower interest costs on both the senior secured notes and the senior unsecured notes due to redemptions and open market repurchases of these notes. See “—Pre-Petition Sources of Liquidity” included elsewhere in this Annual Report on Form 10-K for further information. In addition, lower interest costs were incurred on our revolving credit facility of $3.6 million, due to lower usage of this facility compared to fiscal 2014, and due to the capitalization of an additional $1.9 million of interest, to buildings under construction and helicopter deposits, compared to fiscal 2014.
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
Other Financing Charges
Other financing charges includes the amortization of deferred financing costs, interest income and expense on cash balances and bank indebtedness and the net gain or loss on the fair value of derivative financial instruments. Other financing charges decreased by $5.4 million to $17.8 million compared to fiscal 2014, primarily due to a $12.4 million increase in the net gain on the valuation of foreign exchange forward contracts and embedded derivatives due to foreign currency movements, primarily the weakening of the Norwegian Kroner compared to fiscal 2014. In addition, there was a $6.7 million decrease in deferred financing costs amortization and other items, primarily due to the senior secured and senior unsecured note repurchase and redemption activity during fiscal 2015. This was partially offset by an increase in the net loss on debt extinguishment of $3.7 million compared to fiscal 2014 and due to a $10.0 million fee settlement received in fiscal 2014. See “—Pre-Petition Sources of Liquidity” included elsewhere in this Annual Report on Form 10-K for further information on changes to our senior secured notes and the senior unsecured notes due to redemptions and open market repurchases.
Income Tax Expense
Income tax expense decreased by $3.8 million to $24.6 million compared to fiscal 2014. The effective tax rate for fiscal 2014 was (19.9)% compared to (3.2)% in fiscal 2015. The $3.8 million decrease in income tax expense compared to fiscal 2014 was primarily due to a $7.8 million deferred income expense recorded for EHOB in fiscal 2014, due to a change in the assessment of the deferred tax asset recoverability. In addition, there has been a decrease in income tax expense due to lower taxable income in certain foreign jurisdictions compared to fiscal 2014. These decreases were partially offset by the net change in our uncertain tax positions of $4.6 million, which was primarily the result of a favorable audit finding with respect to an uncertain tax position released during fiscal 2014 and an additional accrual recognized in fiscal 2015 for a new uncertain tax position.
The effective tax rate is the ratio of income tax expense to loss before income tax. Our effective income tax rate depends on various factors, such as the amount of income (loss) in each tax jurisdiction, tax regulations governing each jurisdiction, non-tax deductible expenses incurred as a percentage of pre-tax income, valuation allowances taken on losses in certain jurisdictions and the effectiveness of our tax planning strategies. In addition to the impact on income tax expense, the reduction in the negative effective tax rate from (19.9)% to (3.2)% resulted from an increase in the net loss from operations before income tax compared to fiscal 2014 without a corresponding change in income tax expense due to valuation allowances recorded against deferred income tax assets in many jurisdictions. In fiscal 2015, goodwill impairment of $403.5 million increased our net loss, which had no effect on income tax expense. In addition, a significant component of income tax expense for fiscal 2014 and fiscal 2015 is represented by income taxes in certain jurisdictions, such as withholding taxes, which are not directly correlated to movements in the net loss before income tax.

Non-Controlling Interests
Net earnings allocated to non-controlling interests increased by $8.8 million to $10.4 million due to an increase in net earnings in EHOB, primarily from higher gains on embedded derivatives and lower deferred tax expense in fiscal 2015 due to the provision for deferred tax assets in fiscal 2014. These increases were offset by a goodwill impairment charge of $3.2 million allocated to a non-controlling interest. For further details on EHOB and goodwill impairment, see note 3(a)(i) and note 4 of our audited annual consolidated financial statements for the fiscal years ended April 30, 2014, 2015 and 2016 included elsewhere in this Annual Report on Form 10-K.

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

Helicopter Services Adjusted EBITDAR increased by $2.5 million to $516.5 million and Adjusted EBITDAR margin increased by 1.2% to 36.6% compared to fiscal 2014. Adjusted EBITDAR improved in the Western North Sea and in the Americas but declined in our Asia Pacific and Africa-Euro Asia regions. Compared to fiscal 2014, Adjusted EBITDAR was positively impacted by the return of our H225 fleet to service in the second half of fiscal 2014, which was offset by the impact of the appreciation of the U.S. dollar during fiscal 2015. The stronger U.S. dollar principally impacted the reported Adjusted EBITDAR of our Western and Eastern North Sea regions. The following is a summary of the primary changes which positively impacted Adjusted EBITDAR for Helicopter Services as compared to fiscal 2014:

•
In the Eastern North Sea, contract wins from several oil and gas customers, which includes the provision of SAR helicopters to oil and gas customers and the benefit of the resumption of our H225 fleet to normal commercial operations, increased Adjusted EBITDAR by $39.1 million in fiscal 2015 compared to fiscal 2014. This increased Adjusted EBITDAR margin by 2.1%;

•
Adjusted EBITDAR and Adjusted EBITDAR margin increased in the Western North Sea by $49.0 million and 2.4%, respectively, due to new oil and gas sector contracts and SAR work based in the Republic of Ireland, for a contract which was partially implemented during fiscal 2014, together with a reduction in crew costs. Oil and gas contract wins included the supply of additional heavy helicopters, including H225 and S92A helicopters, to both new and existing customers;

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

•
The completion of oil and gas customer contracts in South East Asia, primarily in Australia, Malaysia and the Philippines, decreased Adjusted EBITDAR and Adjusted EBITDAR margin by $36.8 million and 1.1% respectively; and

•
In fiscal 2015, $5.4 million of costs were incurred related to ongoing inspection costs on the H225 fleet compared to $4.0 million in fiscal 2014. These additional inspection costs were incurred until the completion of retrofit of the redesigned gear shaft for the H225 helicopters, which was completed in fiscal 2015. See “—Aviation Safety and Regulatory Developments” included elsewhere in this Annual Report on Form 10-K for further information.

The balance of the change in Adjusted EBITDAR related to the results of our fleet operations, including the impact on maintenance costs due to cash and immediately available credits received in fiscal 2014 in light of the H225 suspension, which were booked as reductions to maintenance costs, in addition to changes in centralized support costs and earnings from equity accounted investees to fiscal 2014. In fiscal 2015, earnings from equity accounted investees increased by $3.8 million, which included the sale of our 50% interest in our equity-accounted investment in Helideck Certification Agency.
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

•
Higher external third-party PBH revenue, due to increased third-party flight hours, increased Adjusted EBITDAR by $2.3 million over fiscal 2014. The increase in customer flight hours was partially driven by third-party customers’ resumption of H225 operations during fiscal 2014, in addition to new customer contracts; and

•
Other costs changes, which include lower support costs, which include executive, finance, facilities, human resources and sales costs, and changes in the allowance for doubtful accounts, decreased Adjusted EBITDAR margin by $1.1 million compared to fiscal 2014.

Financial Condition and Sources of Liquidity
Analysis of Historical Cash Flows

	For the fiscal year ended April 30,
(In thousands of U.S. dollars)	2014	2015	2016
Cash provided by (used in) operating activities	$12,329	$(75,438)	$(103,381)
Cash provided by financing activities	323,055	223,833	415,165
Cash used in investing activities	(140,643)	(307,089)	(171,955)
Effect of exchange rate changes on cash and cash equivalents	(16,020)	(9,531)	(7,996)
Change in cash and cash equivalents during the year	$178,721	$(168,225)	$131,833

For the Fiscal Years Ended April 30, 2015 and April 30, 2016
Cash Flows Used In Operating Activities

Cash flows used in operating activities increased by $27.9 million compared to fiscal 2015. This deterioration was a result of lower cash flows from operations, net of non-cash items, of $35.1 million, compared to fiscal 2015, due to a reduction in business performance and working capital movements. We also incurred an increase in cash restructuring costs of $86.6 million, compared to fiscal 2015, related to our employee and fleet restructuring initiatives. In addition, we incurred an increase in realized foreign exchange losses, including those on derivative financial instruments, of $8.6 million, primarily due to the appreciation of the U.S. dollar during fiscal 2016.
Offsetting these increases in cash outflows, there was a decrease in helicopter leasing and associated costs, due to a reduction in the number of leased helicopters operating in our fleet, of approximately $13.0 million compared to fiscal 2015. We had a reduction in cash contributions of $16.8 million on our defined benefit pension plans compared to fiscal 2015, due to the timing of pension plan payments and also due to the settlement of our defined benefit plan in the Netherlands in fiscal 2015. There was a $62.9 million reduction in cash outflows related to interest costs and banking fees, primarily due to the non-payment of the scheduled interest payment on our senior secured notes due on April 15, 2016 of $46.9 million, but also as a result of the repurchase and redemption of our senior secured and unsecured notes. See “—Pre-Petition Sources of Liquidity” included elsewhere in this Annual Report on Form 10-K for further information. In addition, there was a reduction of approximately $9.7 million in cash taxes and other items compared to fiscal 2015, primarily due to a reduction in activity in our Africa-Euro Asia region during fiscal 2016.
No assurance can be given that our efforts to reduce operational cash requirements will be effective. The business may not generate sufficient net cash from operating activities and we may not be able to maintain sufficient liquidity throughout the Chapter 11 proceedings. See “Item 1A. Risk Factors” elsewhere in this Annual Report on Form 10-K.

Cash Flows Provided By Financing Activities
Cash flows provided by financing activities increased by $191.3 million to $415.2 million compared to fiscal 2015. The following factors increased the cash provided by financing activities compared to fiscal 2015:

•	During fiscal 2016, CHC Helicopter S.A. borrowed $327.5 million on our revolving credit facility;

•
During fiscal 2016 one of our subsidiaries borrowed $139.0 million on the ABL Facility, which we have entered into with a syndicate of financial institutions. This was partially offset by $4.8 million of deferred financing costs which we incurred in fiscal 2016 on this facility;

•	In fiscal 2015, CHC Helicopter S.A. repurchased $155.7 million of our senior secured notes on the open market during May and December 2014 and January 2015 for a total of $158.7 million in cash;

•
In fiscal 2015, CHC Helicopter S.A. redeemed $105.0 million of our senior unsecured notes in November 2014 and repurchased $39.0 million of the senior unsecured notes on the open market in December 2014, and April 2015, we purchased an additional $20.8 million of senior unsecured notes, for a total of $166.0 million in cash; and

•
In fiscal 2015, a distribution of $8.5 million was paid to the holder of the non-controlling interest of EHOB due to an amendment of the shareholders agreement on October 30, 2014. For more information, see note 3(a)(i) of the audited annual consolidated financial statements for the fiscal years ended April 30, 2014, 2015 and 2016 included elsewhere in this Annual Report on Form 10-K.

This was partially offset due to the following factors which decreased the cash provided by financing activities compared to fiscal 2015:

•
On August 21, 2014, we announced the entry into definitive agreements with funds managed by CD&R for aggregate investment in us of up to $600.0 million through a private placement issuance of our preferred shares (the “Private Placement”). In fiscal 2015, we received $572.8 million of net proceeds on the issuance of the redeemable convertible preferred shares in connection with the Private Placement. Additional information on the terms of the preferred shares is detailed in note 19 of the audited annual consolidated financial statements for the fiscal years ended April 30, 2014, 2015 and 2016 included elsewhere in this Annual Report on Form 10-K;

•	In July and August 2015, CHC Helicopter S.A. repurchased $40.6 million of the senior unsecured notes on the open market for cash proceeds of $22.1 million; and

•
There was an increase in cash outflows of $7.9 million in our current facility secured by accounts receivable due to the timing of transactions in our trade receivables securitization program compared to fiscal 2015 and a $0.8 million increase in cash payments on our capital leases.

Cash Flows Used In Investing Activities
Cash flows used in investing activities decreased by $135.1 million to $172.0 million, of which $155.0 million related to property and equipment. The decrease in the investment in property and equipment was a combination of a reduction on proceeds received from the disposal of property and equipment of $133.8 million, the majority of which was related to a lower level of helicopter sale and leaseback transactions, and a decrease in cash outflows related to property and equipment additions and deposits of $288.8 million compared to fiscal 2015. The reduction in property and equipment additions reflects a lower level of lease buyout activity and deliveries of new aircraft, a lower level of capital expenditure on rotables, which was a result of the management of our capital expenditure to reflect our fleet’s requirements, and a lower level of cash outflows related to the construction of buildings, compared to fiscal 2015. In fiscal 2016, part of our capital expenditure on helicopters was financed through our ABL Facility and therefore the investing cash outflow was partly offset by the cash inflow for the ABL Facility, reported under financing activities.
In addition, there was a $17.1 million decrease in cash inflows due to a change in restricted cash, primarily related to the timing of cash flows on our accounts receivables securitization program, in fiscal 2016 compared to fiscal 2015. Our trade receivables securitization arrangement to raise additional financing ended in April 2016. In addition, there was a $2.8 million decrease in cash proceeds received on the disposal of equity accounted investees compared to fiscal 2015.

For the Fiscal Years Ended April 30, 2014 and April 30, 2015
Cash Flows Provided By (Used In) Operating Activities

Cash flows used in operating activities increased by $87.8 million compared to fiscal 2014. This was driven by increased helicopter leasing and associated costs, due to leases of new technologically advanced helicopters, of approximately $38.8 million over fiscal 2014. In addition, we incurred cash restructuring costs of $7.3 million in fiscal 2015, related to our employee and fleet restructuring initiatives. We incurred an increase in realized foreign exchange losses, including those on derivative financial instruments, of $24.9 million, primarily due to the appreciation of the U.S. dollar during fiscal 2015. In addition, we received a $10.0 million bank fee settlement in fiscal 2014 which did not recur in fiscal 2015. The increase in the use of cash was partially offset by a net $6.6 million reduction in cash interest paid, as a result of lower interest costs due to repurchases of senior secured notes by one of our subsidiaries, CHC Helicopter S.A., in February, May and December 2014 and January 2015 and also due to redemptions and repurchases by CHC Helicopter S.A. of our senior unsecured notes, during November and December 2014 and also as a result of our tender offer on our senior unsecured notes in April 2015. See “—Pre-Petition Sources of Liquidity” included elsewhere in this Annual Report on Form 10-K for further information. The balance of the decrease is primarily related to lower earnings from operations, partially due to the impact of the stronger U.S. dollar on reported results.
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

•
There was a net reduction of $18.0 million in our current facility secured by accounts receivable, due to the timing of transactions in our trade receivables securitization program compared to fiscal 2014; and

•
In fiscal 2015, a distribution of $8.5 million was paid to the minority shareholder of EHOB due to an amendment of the shareholders’ agreement on October 30, 2014. For more information, see note 3(a)(i) of the audited annual consolidated financial statements for the fiscal years ended April 30, 2014, 2015 and 2016 included elsewhere in this Annual Report on Form 10-K.

The decrease in cash provided by financing activities was partially offset by the following factors which contributed to an increase in cash flows provided by financing activities compared to fiscal 2014:

•
We received $572.8 million of net proceeds on the issuance of the redeemable convertible preferred shares in connection with the closing of the Private Placement with CD&R. Additional information on the terms of the preferred shares is detailed in note 19 of the audited annual consolidated financial statements for the fiscal years ended April 30, 2014, 2015 and 2016 included elsewhere in this Annual Report on Form 10-K;

•	Compared to fiscal 2014, our net repayments on our revolving credit facility decreased by $123.6 million, part of which were repaid from proceeds from our IPO in fiscal 2014;

•	On February 7, 2014, CHC Helicopter S.A. redeemed $130.0 million of the senior secured notes at a redemption price of 103%, for an amount of $133.9 million, excluding accrued interest; and

•
In fiscal 2014, we repaid a related party loan of $25.1 million which did not recur in fiscal 2015. The related party loan transactions reflect the borrowing and repayment of loans to companies under the common control of one of our Major Investors and are described in note 23(b) of the audited annual consolidated financial statements for the fiscal years ended April 30, 2014, 2015 and 2016 included elsewhere in this Annual Report on Form 10-K.

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
Liquidity and Sources of Liquidity

As of April 30, 2015 and 2016, our liquidity totaled $500.1 million and $266.1 million, respectively. Our liquidity as of April 30, 2016 was comprised only of cash and cash equivalents. Due to the commencement of the Bankruptcy Cases we had no further borrowing capacity as at April 30, 2016.
Pending the outcome of the Bankruptcy Cases and upon emergence from bankruptcy, we expect that our primary sources of liquidity will continue to be cash on hand and cash flows from operations. In addition to the cash requirements to fund ongoing operations, we have incurred and continue to incur significant professional fees and other costs in connection with preparation and handling of the Bankruptcy Cases. We anticipate that we will continue to incur significant professional fees and costs for the pendency of the Bankruptcy Cases.
Pre-Petition Sources of Liquidity
The commencement of the Bankruptcy Cases constituted an event of default that accelerated our obligations under the senior secured notes and senior unsecured notes, the revolving credit facility and the ABL Facility. Any efforts to enforce payments related to these obligations are automatically stayed as a result of the filing of the Petitions and are subject to the applicable provisions of the Bankruptcy Code. The acceleration of these obligations did not occur until May 5, 2016.

Senior secured notes
CHC Helicopter S.A. has issued $1.3 billion of senior secured notes which are secured under an indenture agreement, are guaranteed by most of our subsidiaries through a general secured obligation, bear interest at an annual rate of 9.25%, with semi-annual interest payments on April 15 and October 15, and mature on October 15, 2020. Financing fees of approximately $33.0 million were incurred and were amortized over the term of the senior secured notes. However, as a result of the event of default of our obligation on the senior secured notes and our assessment of this obligation as a liability subject to compromise following the guidance of ASC 852 Reorganizations, we have expensed any remaining unamortized deferred financing costs subsequent to April 30, 2016. Additional information on the terms of the senior secured notes are detailed in note 14(b) of the audited annual consolidated financial statements for the fiscal years ended April 30, 2014, 2015 and 2016 included elsewhere in this Annual Report on Form 10-K.
During the fiscal year ended April 30, 2015, one of our subsidiaries repurchased $155.7 million of the secured notes on the open market at premiums ranging from 95.50% to 109.13% of the principal, plus accrued and unpaid interest of $2.3 million. A loss on extinguishment of $7.1 million related to the repurchase premium, the unamortized net discount on the secured notes and the unamortized deferred financing costs was recognized.

Senior unsecured notes
The senior unsecured notes issued by CHC Helicopter S.A. bear interest at an annual rate of 9.375% with semi-annual interest payments due on June 1 and December 1, mature on June 1, 2021, and are guaranteed by us and certain direct and indirect wholly owned subsidiaries on a joint and several basis. Financing fees of approximately $6.0 million were incurred and were amortized over the term of the senior unsecured notes. However, as a result of the event of default of our obligation on the senior unsecured notes and our assessment of this obligation as a liability subject to compromise following the guidance of ASC 852 Reorganizations, we have expensed any remaining unamortized deferred financing costs subsequent to April 30, 2016. Additional information on the terms of the senior unsecured notes are detailed in note 14(c) of the audited annual consolidated financial statements for the fiscal years ended April 30, 2014, 2015 and 2016 included elsewhere in this Annual Report on Form 10-K.
During the fiscal year ended April 30, 2015, CHC Helicopter S.A. redeemed $105.0 million of the senior unsecured notes at a redemption price of 109.375% of the principal, plus paid accrued and unpaid interest of $4.8 million for a loss on extinguishment of $11.7 million; repurchased $39.0 million of the senior unsecured notes on the open market at prices ranging from 92.75% to 95.04% of the principal, plus accrued and unpaid interest of $0.2 million for a gain on extinguishment of $1.4 million. Furthermore, we purchased $20.8 million of senior unsecured notes for $14.0 million, plus accrued and unpaid interest of $0.8 million for a gain on extinguishment of $6.1 million related to the tender discount and the unamortized deferred financing costs.
During the fiscal year ended April 30, 2016, CHC Helicopter S.A. repurchased $40.6 million of the senior unsecured notes on the open market at prices ranging from 50.50% to 55.25% of the principal, plus accrued and unpaid interest of $0.5 million for a gain on extinguishment of $17.8 million related to the discount on repurchase, net of the unamortized deferred financing costs.

Senior secured revolving credit facility

The $375.0 million revolving credit facility is held by a syndicate of financial institutions for a term of five years and bears interest at the Alternate Base Rate, LIBOR, Canadian Prime Rate, CDOR or EURIBOR, plus an applicable margin that ranges from 2.75% to 4.50%, based on the total leverage ratio calculated as of the most recent quarter. The revolving credit facility is secured on a priority basis and ranks equally with the senior secured note holders except for payments upon enforcement and insolvency, where the revolving credit facility will rank before the senior secured note holders. The senior secured notes and revolving credit facility are guaranteed on a first-priority lien basis by most of our subsidiaries on a joint and several basis. Additional information on the terms of the revolving credit facility is detailed in note 14(d) of the audited annual consolidated financial statements for the fiscal years ended April 30, 2014, 2015 and 2016 included elsewhere in this Annual Report on Form 10-K.

Equity and redeemable convertible preferred shares
The balance of our 2,721,592 ordinary shares, which do not form part of our public float, are held by our former majority shareholder, 6922767 Holding (Cayman) Inc., an entity controlled by the affiliates of First Reserve, and by current and former directors and executive officers.
On August 21, 2014, we entered into definitive agreements with funds managed by CD&R for the investment of $600.0 million in CHC Group Ltd. through the Private Placement. The total net proceeds from the Private Placement after deducting direct transaction costs was $572.8 million for the issuance of 600,000 preferred shares. Additional information on the terms of the preferred shares is detailed in note 19 of the audited annual consolidated financial statements for the fiscal years ended April 30, 2014, 2015 and 2016 included elsewhere in this Annual Report on Form 10-K.

Asset-based revolving credit facility
On June 12, 2015, one of our subsidiaries (CHC Cayman ABL Borrower Ltd.) entered into an asset-based revolving credit facility with a syndicate of financial institutions of up to $145.0 million, subject to borrowing base availability. Proceeds of the ABL Facility were used to finance the acquisition of helicopters of up to a certain percentage of the aggregate eligible helicopter value included within the arrangement. It bears interest at an adjusted LIBOR rate plus an applicable margin that ranges from 2.00% to 3.25%, based on the percentage of excess availability in the ABL Facility calculated as of the most recent quarter. The ABL Facility has a five year term and is subject to acceleration of maturity under certain circumstances. The ABL Facility contains mandatory prepayment terms in the event outstanding borrowings exceed the lesser of the borrowing base or the effective commitments under the facility.
The borrowing base is calculated based on 75.0% of the aggregate fleet value of eligible helicopter equipment less outstanding principal amounts under the terms of the ABL Facility, which drops to 70.0% from August 1, 2017 and 65.0% from August 1, 2019. Because the ABL Facility is an asset-based facility, our ability to draw will depend on, among other things, the value of eligible helicopter equipment included in the borrowing base. In addition, subject to certain terms and conditions, we can request additional revolving credit commitments or term loans under the ABL Facility, which share in the borrowing base, up to an amount such that the aggregate amount of ABL commitments and term loans under the ABL Facility does not exceed $405.0 million. The outstanding borrowings under the ABL Facility were $139.0 million as of April 30, 2016. In connection with our pending Chapter 11 proceedings (see “Item 1. Business - Voluntary Filing under Chapter 11”), we have filed a motion to abandon and return the collateral securing the ABL Facility.
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

Future Cash Requirements
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our significant contractual obligations and other commercial commitments on an undiscounted basis as of April 30, 2016 and the future period that the contractual obligation or commitment is expected to be settled in cash. In addition, this table reflects the timing of principal and interest payments on outstanding borrowings as of April 30, 2016. Obligations denominated in a foreign currency are translated using exchange rates in effect as of April 30, 2016.

(In thousands of U.S. dollars)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Payables and accruals (i)	$279,028	$279,028	$—	$—	$—
Current facility secured by accounts receivable	22,339	22,339	—	—	—
Long-term debt and capital lease obligations (ii)	1,692,171	27,847	359,980	1,161,939	142,405
Interest on long-term debt and capital lease obligations (ii), (iii)	593,595	136,681	262,068	172,121	22,725
Operating leases (iii)	1,337,682	280,220	514,960	360,876	181,626
Minimum training purchases (iv)	30,929	9,549	11,363	5,568	4,449
Pension obligations (v)	82,343	25,309	17,549	17,549	21,936
New helicopter commitments (vi)	236,800	170,600	66,200	—	—
Restructuring (vii)	76,087	40,130	24,657	11,204	96
Foreign currency forward contracts (viii)	7,905	7,092	813	—	—
Total contractual obligations	$4,358,879	$998,795	$1,257,590	$1,729,257	$373,237

(i)	The Bankruptcy Cases could materially modify our payable and accrual obligations for amounts owed by Debtors who have filed Petitions with the Bankruptcy Court.

(ii)
The commencement of the Bankruptcy Cases constituted an event of default that accelerated our obligations under the senior secured notes and senior unsecured notes, the revolving credit facility and the ABL Facility. Any efforts to enforce payments related to these obligations are automatically stayed as a result of the filing of the Petitions and are subject to the applicable provisions of the Bankruptcy Code. The acceleration of these obligations did not occur until May 5, 2016. The debt obligations and interest payments do not reflect any changes to our commitments that may result from our Chapter 11 proceedings, which remains subject to the approval of the Bankruptcy Court.

(iii)	See “—Operating Lease Commitments” below.

(iv)
Our 15 year master training services agreement with CAE Inc. is for the provision of training services to us on CAE’s worldwide network of simulators. This agreement ends in fiscal 2026 and commits us to annual minimum training purchases.

(v)
Pension obligations represent estimated contributions of $25.3 million to our defined benefit pension plans in the UK and Norway during fiscal 2017 and a contractual obligation with the UK pension plan to contribute £6.0 million per annum from fiscal 2017 until mid-fiscal 2023. Due to the potential impact of future plan investment performance, changes in interest rates, wage rates, changes in other economic and demographic assumptions and changes in legislation in foreign jurisdictions, we are not able to reasonably estimate the timing and amount of contributions that may be required to fund our Norway defined benefit pension plans for periods beyond fiscal 2017.

(vi)	See “—New Helicopter Commitments” below for further information.

(vii)
This represents the undiscounted cash flows related to employee related severance costs and other associated costs, and contractual lease, maintenance and other costs on leased helicopters which we have permanently ceased use of in operations. Certain lease associated restructuring costs accrued as at April 30, 2016 related to rejected helicopter leases. The Bankruptcy Court may allow claims made by the lessors against the Debtors in association with these leases which may materially differ from the lease associated costs accrued. See note 8 of the audited annual consolidated financial statements for the fiscal years ended April 30, 2014, 2015 and 2016 included elsewhere in this Annual Report on Form 10-K.

(viii)
This represents the fair value of foreign currency derivative forward contracts recognized as a liability at April 30, 2016. All of our forward contract arrangements were terminated subsequent to April 30, 2016.

Operating Lease Commitments
We have helicopter operating leases in respect of 154 helicopters as of April 30, 2016. As of April 30, 2016, these leases had expiry dates ranging from fiscal 2017 to 2025. For those helicopters where we have the option to purchase them for agreed amounts, the purchase options do not constitute bargain purchase options and we do not have a commitment to exercise the options. With respect to such leased helicopters, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at our expense. We either perform this work internally through our own repair and overhaul facilities or have the work performed by an external repair and overhaul service provider.
In addition to payments under helicopter operating leases, we had operating lease commitments as of April 30, 2016 for buildings, land and other equipment with minimum lease payments of $76.7 million and expiry dates ranging from fiscal 2017 to fiscal 2079.
The terms of certain of the helicopter lease agreements impose operating and financial limitations on us. Such agreements limit the extent to which we may, among other things, incur indebtedness and fixed charges relative to our level of consolidated adjusted earnings before interest, taxes, depreciation and amortization.
As a result of the May 5, 2016 filing of the Petitions by the Debtors in the Bankruptcy Court, all of our helicopter lease financing agreements were in default subsequent to April 30, 2016. Generally, in the event of a default, a lessor has the option to terminate the lease and require the return of the helicopter, with the repayment of any arrears of lease payments plus additional damages which may include the present value of all future lease payments and certain other amounts which could be material to our financial position. Actions against the Debtors were automatically stayed pursuant to the Bankruptcy Code, with the lessors’ rights of enforcement for claims subject to the applicable provisions of the Bankruptcy Code.
The lease obligations as at April 30, 2016 do not reflect any changes to our commitments, which remain subject to the approval of the Bankruptcy Court. The filed motions to reject certain helicopter leases with the Bankruptcy Court may substantially alter our minimum lease rentals. As of July 15, 2016, the Bankruptcy Court had approved 65 helicopter lease rejections. In accordance with the guidance of ASC 852 Reorganizations, we will record the expected allowed claim from the lessors on approval of the lease rejection, with the rights of enforcement for those claims subject to the applicable provisions of the Bankruptcy Code. The approved helicopter lease rejections will reduce our minimum lease rentals by approximately $600 million.
New Helicopter Commitments
As at April 30, 2016, we have a total commitment of $236.8 million for the purchase of new helicopters, for which we have contractual commitments to pay in fiscal 2017 ($170.6 million) and 2018 ($66.2 million). We also have additional flexible orders of $258.3 million which allow us to monitor the market recovery before confirming dates and the type of aircraft for deliveries. Our additional flexible orders can also be cancelled with no further payment, subject to periodic forfeitures of deposits paid to date, up to a maximum of $30.1 million in forfeitures.

Variable Interest Entities
The Company has variable interest in entities that are not consolidated, as we are not the primary beneficiary, which provide operating lease financing to us and an entity that provides flying services to third party customers. At April 30, 2016, the Company had operating leases for 103 helicopters with variable interest entities that were not consolidated. See note 3(b)(ii) of the audited annual consolidated financial statements for the fiscal years ended April 30, 2014, 2015 and 2016 included elsewhere in this Annual Report on Form 10-K.
Guarantees
The Company has provided limited guarantees to third parties under some of its operating leases relating to a portion of the residual helicopter values at the termination of the leases. The leases have terms expiring between fiscal 2017 and 2025. At April 30, 2016, the Company’s exposure under the asset value guarantees including guarantees in the form of funded and unfunded residual value guarantees is approximately $171.8 million.
Contingencies
The Company has exposure for certain legal matters as disclosed in note 25 of the audited annual consolidated financial statements for the fiscal years ended April 30, 2014, 2015 and 2016 included elsewhere in this Annual Report on Form 10-K. There have been no material changes in our exposure to contingencies.
We have entered into fee arrangements with financial advisors to assist us with our Bankruptcy filing. The arrangements include contingent fee payments up to $15.0 million, payable upon completion of Chapter 11 reorganization. At April 30, 2016, no contingent fee amounts were accrued.

Critical Accounting Policies and Estimates
The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Areas where significant estimates and assumptions have been made include: flying asset impairment assessment, provision for obsolete and excess inventories, indefinite life intangible asset and goodwill impairment assessment, flying asset depreciation, classification of helicopter leases as operating or capital leases, consolidation of variable interest entities, defined benefit pensions, contingent liabilities, and income taxes.
Flying asset impairment assessment
Our audited annual consolidated financial statements include property and equipment related to flying assets. Flying assets include both owned and leased helicopters, in addition to rotable and repairable assets. In addition to property and equipment, our consolidated balance sheet includes funded residual value guarantees related to helicopter operating leases. The assessment of impairment for flying assets and funded residual value guarantees are subject to significant estimates and assumptions related to helicopter future cash flows and fair values.
Where events or circumstances indicate that the carrying amount of held for use flying assets may not be recoverable, the carrying value of the assets or asset groups is compared to the future projected undiscounted cash flows. We review the carrying amounts of the property and equipment either on an annual basis or earlier when the asset is classified as held for sale or when events or circumstances indicate that the carrying amount of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.
We estimate the future projected undiscounted cash flows for helicopters at the helicopter type level as this is the lowest level which earns independent cash flows. The cash flows are based on management’s expectation of future revenues and expenses including costs to maintain the assets over their respective service lives. Revenues are derived from the expected contractual cash flows for each helicopter. Costs are based on expected amounts for crew, helicopter lease costs, insurance, PBH, and any other cost directly related to the operation of the helicopter. An impairment loss is recognized as the excess of the carrying value over the fair value when an asset or asset group is not recoverable. Fair value is based on third party appraisals and market transactions. Significant estimates and judgments are applied in determining these cash flows and fair values, in particular due to the long life of these assets.
For the fiscal years ended April 30, 2014, 2015, and 2016, we recorded impairment charges of $5.5 million and $128.0 million and $31.9 million, respectively, on assets held for use, as their carrying values were not deemed to be recoverable. We have made a strategic decision to exit certain older helicopter types upon completion of their flying obligations. Impairment charges were recorded to write down the carrying value of held for use helicopters, the major airframe inspections of leased helicopters, related rotable parts and embedded equity to their fair values and the carrying value of held for sale helicopters to their fair value less costs to sell.
Long-lived assets that have been classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell and are not amortized once they are classified as held for sale. An impairment loss is recognized as the excess of the carrying amount over the fair value less costs to sell. In the fiscal years ended April 30, 2014, 2015, and 2016, we recorded impairment charges of $18.5 million, $5.5 million and $4.1 million, respectively, on assets classified as held for sale.
Helicopter operating lease funded residual value guarantees are made at the inception of an operating lease where we have guaranteed a portion of the helicopter residual values at the end of the lease term and advanced an amount to the lessor in respect of this. Funded residual value guarantees are recoverable based on the residual value of the helicopter under the terms of the distribution of proceeds contained within the lease agreements. We recognize an impairment on funded residual value guarantees where our assessed value of each individual helicopter means that we would not be able to recover the full amount of our funded residual value guarantee. Fair value is based on third party appraisals. Significant estimates and judgments are applied in determining these fair values. In the fiscal years ended April 30, 2015, and 2016, we recorded impairment charges of $13.4 million and $93.4 million, respectively, on helicopter operating lease funded residual value guarantees.
A significant portion of our property and equipment, funded residual value guarantees and related assets is tied to the aircraft type H225. As at April 30, 2016, we have performed our impairment assessment using valuations informed by third party appraisals using available valuation information at that point in time. However, there may be significant risk and judgment associated with the fair values of this helicopter type. See “Item 1A. Risk Factors” and “Item 7. Aviation Safety and Regulatory Developments” included elsewhere in this Annual Report on Form 10-K for further information.
Subsequent to April 30, 2016, the Debtors filed motions with the Bankruptcy Court for the rejection of a number of helicopter lease contracts. See “Item 1. Business” included elsewhere in this Annual Report on Form 10-K for further information. The impact of the rejected leases on our fleet plan or on helicopter fair values is not reflected in the assessment of impairment of these assets as at April 30, 2016.
Provision for obsolete and excess inventories
We maintain inventories that primarily consist of consumable parts and supplies to service our aircraft. We record provisions to reduce inventories to the lower of cost or market value to reflect changes in market conditions, fleet strategy, expected utilization and the secondary market for consumable parts and supplies. During the fiscal year ended April 30, 2016, we recorded an impairment charge of $17.9 million to increase our provision on certain consumable inventories. Consumable inventories identified as excess have been measured at estimated market value, based on our experience with past sales of surplus consumable inventories and our assessment of resale market conditions.
Subsequent to April 30, 2016, the Debtors filed motions with the Bankruptcy Court for the rejection of a number of helicopter lease contracts. See “Item 1. Business” included elsewhere in this Annual Report on Form 10-K for further information. Changes in our fleet plan subsequent to April 30, 2016, pending the outcome of decisions by the Bankruptcy Court, may significantly impact the assessment of the provision for obsolete and excess inventories going forward.
Indefinite life intangible asset and goodwill impairment assessment
The recoverability of goodwill and indefinite life intangible assets is assessed on an annual basis or more frequently if events or circumstances indicate that the carrying value may not be recoverable. If the carrying amount of an indefinite life intangible asset exceeds its fair value, we shall recognize an impairment loss equal to that excess.
The fair value of trademarks and trade names, which we have assessed as indefinite life intangible assets, is determined based on the present value of estimated future cash flows, discounted at a risk-adjusted rate. The fair value of trademarks and trade names is allocated to both our Helicopter Services and Heli-One segments. No impairment was recognized in the fiscal years ended April 30, 2014 and 2015 for trademarks and trade names based on our estimated cash flow projections and assessed risk-adjusted discount rates. However, due to a decrease in customer activity and our estimated revenue projections from operations, in conjunction with a risk-adjusted rate reflecting the inherent risks given increased oil and gas market uncertainty, we recognized an impairment charge of $75.3 million as at April 30, 2016. The discount rate for the carrying value to exceed the fair value of the trade names and trademarks of Helicopter Services would be 11.6% and for Heli-One would be 19.5% for the fiscal year ended April 30, 2016.
In fiscal 2015, goodwill was assessed for impairment at the reporting unit level by comparing the carrying value of the reporting units with their fair value. All of our goodwill was contained in the Helicopter Services reporting unit. The fair value of our reporting units was determined based on the present value of estimated future cash flows, discounted at a risk-adjusted rate. Management’s forecasts of future cash flows which incorporate anticipated future revenue growth and related expenses to support the growth and maintain its assets are used to calculate fair value. The discount rates used represent management’s estimate of the weighted average cost of capital for the reporting units considering the risks and uncertainty inherent in the cash flows of the reporting units and in our internally developed forecasts. The fair value of our reporting units is most significantly affected by the discount rate used, the expected future cash flows and the long-term growth rate. We operate in a competitive environment and derive a significant portion of revenue from the offshore oil and gas industry. The ability to win new contracts, earn forecast margins on those contracts, retain existing customers as well as the continued demand for flying services in the oil and gas market will affect our future cash flows and future growth. Relatively minor changes in estimated future cash flows, growth rates and discount rates could significantly affect the estimate of reporting unit fair value and the amount of impairment loss recognized, if any. As a result of deteriorating conditions in the oil and gas markets and related service sectors and a decline in our market capitalization we performed a two-step goodwill impairment test during fiscal 2015.
In the first step of the impairment test, we concluded that the carrying value of the Helicopter Services segment exceeded its fair value. Therefore, we performed the second step to determine the amount of the impairment loss by comparing the carrying value of goodwill against its implied fair value. The implied fair value of the goodwill was determined by allocating the fair value of Helicopter Services to all of its assets and liabilities as if Helicopter Services had been acquired in a business combination and its fair value was the purchase price paid to acquire Helicopter Services. Based on the analysis, there was no implied fair value of goodwill and goodwill impairment of $403.5 million was recorded in fiscal 2015, which represented the entire goodwill balance.
Flying asset depreciation
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
Rotable and repairable assets are recorded at cost and are amortized on a pooled basis to their estimated residual value on either a 40%-80% declining balance basis for shop replaceable assets or a 10%-30% declining balance basis for line replaceable assets. When components are retired or otherwise disposed of in the ordinary course of business, their original cost, net of salvage or sale proceeds, is charged to accumulated depreciation.
The depreciation of flying assets may change significantly based on changes to our fleet plan, driven by market and other conditions. Subsequent to April 30, 2016, the Debtors filed motions with the Bankruptcy Court for the rejection of a number of helicopter lease contracts. See “Item 1. Business” included elsewhere in this Annual Report on Form 10-K for further information. Changes in our fleet plan subsequent to April 30, 2016 may significantly alter the depreciation rates of these assets.
Classification of helicopter leases as operating or capital leases
In assessing the lease classification of a helicopter lease as operating or capital, management makes significant judgments and assumptions in determining the discount rate, fair value of the helicopter, estimated useful life and residual value. Changes in any of these assumptions at lease inception or modification date could change the initial lease classification.
Consolidation of variable interest entities (“VIEs”)
We are required to consolidate a VIE if we are determined to be its primary beneficiary. Significant judgments are made in assessing whether we are the primary beneficiary, including determination of the activities that most significantly impact the VIE’s economic performance. This significant judgment is discussed further in note 3 of our audited annual consolidated financial statements for the fiscal years ended April 30, 2014, 2015 and 2016 included elsewhere in this Annual Report on Form 10-K.
Defined benefit pensions
We maintain both funded and unfunded defined benefit employee pension plans for certain eligible employees. As of April 30, 2015 and 2016, we had an unfunded deficit of $105.8 million and $94.1 million, respectively. The pension expense (income) for the fiscal years ended April 30, 2014, 2015 and 2016 was $(0.9) million, $0.6 million and $2.9 million, respectively. The overall asset mix was 1% cash, 26% equities, 34% fixed income and 39% money market and other as of April 30, 2016. This asset mix varies by each plan.
Measuring our obligations under the plans and related periodic pension expense involves significant estimates. Our pension benefit costs are accrued based on our review of annual analysis performed by our actuaries. These factors include assumptions about the rate at which the pension obligation is discounted, the expected long-term rate of return on plan assets, the rate of future compensation increases and mortality rates. Both the discount rate and expected rate of return on plan assets require estimates and projections by management and can fluctuate from period to period. We have determined the discount rate using market based data in consultation with our actuaries. For the defined benefit pension plan of the United Kingdom the expected long-term rate of return on plan assets reflects the investment objective of 3.7% over a proxy return on a matching asset to the liabilities of the plan provided to the two investment advisors who manage the investment portfolio. For the defined benefit pension plans in Norway the overall expected long-term rates of return on plan assets have been determined in part by assessing current and expected asset allocations as well as historical and expected returns on various categories of the assets. Such expected rates of return ignore short-term fluctuations. We believe these assumptions are appropriate based upon the mix of the investments and the long-term nature of the plans’ investments.
The weighted average discount rate of the various pension plans used to determine the net defined benefit pension plan expense was 4.11% as of April 30, 2015 and 3.21% as of April 30, 2016. The weighted average expected long-term rate of return on assets associated with our pension benefits was 6.66% at April 30, 2015 and 6.32% at April 30, 2016. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. The calculation of the estimate of the expected long-term rate of return on assets and additional discussion regarding pension and other post-retirement plans is described in note 20 of our audited annual consolidated financial statements for the fiscal years ended April 30, 2014, 2015 and 2016 included elsewhere in this Annual Report on Form 10-K.
The pension expense for the fiscal year ended April 30, 2016 was $2.9 million. An increase in the expected long-term return on plan assets or the discount rate would reduce pension plan expense, and vice versa. As an indication of the sensitivity of pension expense to the long-term rate of return assumption, a 1% decrease in this assumption would have increased pension expense for 2016 by approximately $6.1 million.
The actuarial assumptions used to determine pension benefits may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. Differing estimates may have a material impact on the amount of pension expense recorded and on the carrying value of prepaid pension costs and accrued pension obligations.
Contingent liabilities
We are subject to a variety of claims, lawsuits and investigations in the ordinary course of business as discussed in note 25 to our audited annual consolidated financial statements for the fiscal years ended April 30, 2014, 2015 and 2016 included elsewhere in this Annual Report on Form 10-K. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Estimating liabilities and costs associated with these matters requires judgment and assessment based upon professional knowledge, experience of management and our internal and external legal counsel.
We have entered into fee arrangements with financial advisors to assist us with our Bankruptcy filing. The arrangements include contingent fee payments up to $15.0 million, payable upon completion of Chapter 11 reorganization. At April 30, 2016, no contingent fee amounts were accrued.
Income taxes
We are subject to taxes in numerous foreign jurisdictions. Income and other tax risks recognized reflect management’s best estimate of the outcome based on the facts known at the balance sheet date in each individual country. These facts may include, but are not limited to, change in tax laws and interpretation thereof in the various jurisdictions where the Company operates. They may have an impact on the income tax as well as the resulting assets and liabilities. Any differences between tax estimates and final tax assessments are charged to the statement of operations in the period in which they are incurred.
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
We have assessed the realization of the deferred income tax asset (net of allowance) related to income tax losses as more likely than not that the asset will be realized. Judgment is required in determining whether the deferred tax assets will be realized in full or in part. At April 30, 2016, we had a valuation allowance of $300.7 million. The realization of the deferred tax asset was assessed based on assumptions regarding the reversal of existing future tax liabilities and future earnings levels in the subsidiaries with accumulated losses, and an ability to implement tax planning measures.

Recent Accounting Pronouncements
See note 2 in the audited annual consolidated financial statements for the fiscal years ended April 30, 2014, 2015 and 2016 contained elsewhere in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

Item 7A.	Quantitative and qualitative disclosures about market risk
Not applicable.

Item 8.	Financial statements and supplementary data
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CHC Group Ltd.

We have audited the accompanying consolidated balance sheets of CHC Group Ltd. (“the Company”) as of April 30, 2015 and 2016, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended April 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CHC Group Ltd. at April 30, 2015 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2016, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(a) to the financial statements, the Company has recurring net losses, a substantial level of indebtedness and operating lease commitments, experienced a significant decline in consolidated revenues and filed for bankruptcy protection on May 5, 2016. As such, there is material uncertainty that gives rise to substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	/s/ Ernst & Young LLP
July 15, 2016	Chartered Professional Accountants

CHC Group Ltd.
Consolidated Balance Sheets (see note 2(a))
(Expressed in thousands of United States dollars except share and per share information (see note 17))

	April 30, 2015	April 30, 2016
Assets
Current assets:
Cash and cash equivalents	$134,297	$266,130
Receivables, net of allowance for doubtful accounts of $1.7 million and $2.1 million, respectively (notes 3 and 11)	241,624	182,507
Income taxes receivable	14,191	5,962
Deferred income tax assets (note 16)	416	—
Inventories (notes 4 and 10)	117,748	92,249
Prepaid expenses	28,742	38,766
Other assets (notes 4 and 12)	67,870	66,216
	604,888	651,830
Property and equipment, net (notes 4 and 5)	951,554	967,619
Investments (note 9)	33,293	37,640
Intangible assets (notes 4 and 7)	169,598	82,898
Restricted cash	19,333	25,082
Other assets (notes 4 and 12)	458,156	367,481
Deferred income tax assets (note 16)	1,333	2,570
Assets held for sale (notes 4 and 6)	13,424	5,305
	$2,251,579	$2,140,425
Liabilities and Shareholders’ Deficit
Current liabilities:
Payables and accruals	$275,944	$279,028
Deferred revenue	40,949	34,413
Income taxes payable	42,000	37,960
Deferred income tax liabilities (note 16)	43	—
Current facility secured by accounts receivable (note 3(a)(ii))	43,379	22,339
Other liabilities (notes 8 and 13)	102,100	70,540
Current portion of long-term debt obligations (notes 1 and 14)	3,624	1,659,534
	508,039	2,103,814
Long-term debt obligations (notes 1 and 14)	1,215,655	25,886
Deferred revenue	64,387	56,701
Other liabilities (notes 8 and 13)	273,274	242,711
Deferred income tax liabilities (note 16)	8,927	8,775
Total liabilities	2,070,282	2,437,887
Redeemable non-controlling interests (note 3(a)(i))	16,940	18,867
Redeemable convertible preferred shares: Par value $0.0001 (note 19):
Authorized: 6,000,000; Issued: 617,045 and 671,189; Dividends in arrears: $6.5 million and $7.1 million	589,823	643,967
Capital stock: Par value $0.003 (ordinary), $0.0001 (preferred) (note 17):
Authorized: 544,000,000; Issued: 2,708,312 and 2,721,592	8	8
Additional paid-in capital (notes 3(a)(i) and 18)	1,961,007	1,914,560
Deficit	(2,070,254)	(2,510,277)
Accumulated other comprehensive loss (note 17(c))	(316,227)	(364,587)
	(425,466)	(960,296)
	$2,251,579	$2,140,425
See accompanying notes to consolidated financial statements.
See table in note 3(a)(i) for certain amounts included in the Consolidated Balance Sheets related to variable interest entities.

CHC Group Ltd.
Consolidated Statements of Operations (see note 2(a))
(Expressed in thousands of United States dollars except share and per share information (see note 17))

	For the year ended
	April 30, 2014	April 30, 2015	April 30, 2016
Revenue	$1,764,979	$1,707,699	$1,382,489
Operating expenses:
Direct costs	(1,460,037)	(1,444,532)	(1,135,576)
Earnings from equity accounted investees (note 9)	7,240	11,069	6,375
General and administration costs	(95,087)	(83,857)	(71,480)
Depreciation	(144,573)	(143,653)	(162,150)
Restructuring expense (note 8)	—	(80,347)	(94,691)
Asset impairments (note 4)	(25,933)	(553,650)	(225,354)
Loss on disposal of assets	(6,631)	(13,407)	(2,795)
	(1,725,021)	(2,308,377)	(1,685,671)
Operating income (loss)	39,958	(600,678)	(303,182)
Interest on long-term debt	(153,222)	(126,481)	(116,335)
Foreign exchange loss	(6,028)	(25,153)	(12,402)
Other financing income (charges) (note 15)	(23,253)	(17,841)	3,639
Loss before income tax	(142,545)	(770,153)	(428,280)
Income tax expense (note 16)	(28,374)	(24,607)	(9,506)
Net loss	$(170,919)	$(794,760)	$(437,786)
Net earnings (loss) attributable to:
Controlling interest	$(172,548)	$(805,151)	$(440,023)
Non-controlling interests	1,629	10,391	2,237
Net loss	$(170,919)	$(794,760)	$(437,786)

Computation of basic and diluted net loss per ordinary share:
Net loss attributable to controlling interest	$(172,548)	$(805,151)	$(440,023)
Redeemable convertible preferred share dividends including cumulative effect of dividends in arrears of $nil, $6.5 million, and $0.6 million	—	(23,529)	(54,792)
Adjustment of redeemable non-controlling interest to redemption amount (note 3(a)(i))	—	(72,840)	3,978
Net loss available to common stockholders	$(172,548)	$(901,520)	$(490,837)

Net loss per ordinary share available to common stockholders – basic and diluted	$(92.57)	$(335.02)	$(180.63)

Weighted average number of ordinary shares outstanding - basic and diluted	1,863,983	2,690,953	2,717,398
See accompanying notes to consolidated financial statements.

CHC Group Ltd.
Consolidated Statements of Comprehensive Loss (see note 2(a))
(Expressed in thousands of United States dollars)

	For the year ended
	April 30, 2014	April 30, 2015	April 30, 2016
Net loss	$(170,919)	$(794,760)	$(437,786)
Other comprehensive earnings (loss):
Net foreign currency translation adjustments	(18,209)	(148,113)	(23,290)
Net change in defined benefit pension plan, net of income tax of $nil million, $(1.1) million and $nil million	(32,206)	(80,738)	(21,402)
Comprehensive loss	$(221,334)	$(1,023,611)	$(482,478)
Comprehensive loss attributable to:
Controlling interest	$(205,497)	$(998,594)	$(488,383)
Non-controlling interests	(15,837)	(25,017)	5,905
Comprehensive loss	$(221,334)	$(1,023,611)	$(482,478)
See accompanying notes to consolidated financial statements.

CHC Group Ltd.
Consolidated Statements of Cash Flows (see note 2(a))
(Expressed in thousands of United States dollars)

	For the year ended
	April 30, 2014	April 30, 2015	April 30, 2016
Cash provided by (used in):
Operating activities:
Net loss	$(170,919)	$(794,760)	$(437,786)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation	144,573	143,653	162,150
Loss on disposal of assets	6,631	13,407	2,795
Asset impairments (note 4)	25,933	553,650	225,354
Earnings from equity accounted investees less dividends received	(3,930)	(8,195)	(5,790)
Deferred income taxes	6,705	4,012	(1,375)
Non-cash stock-based compensation expense (note 18)	25,504	11,520	3,719
Net loss (gain) on debt extinguishment (note 15)	7,668	11,340	(17,799)
Amortization of long-term debt and lease deferred financing costs	12,770	9,906	10,106
Unrealized net loss (gain) on derivative financial instruments	3,648	(25,879)	(26,539)
Non-cash defined benefit pension expense (income) (note 20)	(879)	563	2,919
Defined benefit contributions and benefits paid	(44,980)	(45,823)	(32,869)
Unrealized loss on foreign currency exchange translation	7,213	18,540	12,645
Other	(10,345)	(12,317)	(7,295)
Change in cash resulting from changes in operating assets and liabilities
Receivables, net of allowance	27,991	16,816	55,903
Income taxes receivable and payable	(8,602)	(4,480)	(8,476)
Inventories	(19,597)	(8,450)	3,870
Prepaid expenses	(5,409)	(2,939)	(10,472)
Payables and accruals	(6,299)	(49,365)	(25,642)
Deferred revenue	20,369	20,259	(3,917)
Other assets and liabilities	(5,716)	73,104	(4,882)
Cash provided by (used in) operating activities	12,329	(75,438)	(103,381)

CHC Group Ltd.
Consolidated Statements of Cash Flows (continued)
(Expressed in thousands of United States dollars)

	For the year ended
	April 30, 2014	April 30, 2015	April 30, 2016
Financing activities:
Sold interest in accounts receivable, net of collections	$8,122	$(9,860)	$(17,743)
Net proceeds from issuance of capital stock	317,804	—	—
Proceeds from issuance of senior unsecured notes	300,000	—	—
Net proceeds from issuance of redeemable convertible preferred shares	—	572,779	—
Long-term debt proceeds	760,000	325,000	793,600
Long-term debt repayments	(889,527)	(330,910)	(333,769)
Redemption and repurchases of senior secured notes	(133,900)	(158,681)	—
Redemption and repurchases of senior unsecured notes	—	(165,995)	(22,101)
Increase in deferred financing costs	(14,296)	—	(4,822)
Distribution paid to non-controlling interest (note 3(a)(i))	—	(8,500)	—
Related party loans (note 23(b))	(25,148)	—	—
Cash provided by financing activities	323,055	223,833	415,165
Investing activities:
Property and equipment additions	(646,753)	(440,354)	(152,141)
Proceeds from disposal of property and equipment	618,282	167,737	33,973
Helicopter deposits net of lease inception refunds	(112,469)	(46,742)	(46,152)
Proceeds from sale of equity accounted investees (note 9)	—	4,488	1,656
Restricted cash	297	7,782	(9,291)
Cash used in investing activities	(140,643)	(307,089)	(171,955)
Cash provided by (used in) operations	194,741	(158,694)	139,829
Effect of exchange rate changes on cash and cash equivalents	(16,020)	(9,531)	(7,996)
Change in cash and cash equivalents during the year	178,721	(168,225)	131,833
Cash and cash equivalents, beginning of year	123,801	302,522	134,297
Cash and cash equivalents, end of year	$302,522	$134,297	$266,130

Supplemental cash flow information
Cash interest paid, net of interest capitalized	$139,869	$131,349	$64,774
Cash taxes paid	32,783	27,522	18,574
Assets recognized through non-cash capital leases	55,928	—	51,233
See accompanying notes to consolidated financial statements.

CHC Group Ltd.
Consolidated Statements of Shareholders’ Equity (Deficit) (see note 2(a))
(Expressed in thousands of United States dollars except share and per share information (see note 17))

	Capital Stock							Redeemable convertible preferred shares
	Number of shares	Amount	Additional paid-in capital	Deficit	Accumulated other comprehensive loss (note 17)	Total shareholders’ equity (deficit)	Redeemable non- controlling interests	Number of shares	Amount
April 30, 2013	1,550,650	$5	$1,696,066	$(1,092,555)	$(89,835)	$513,681	$(8,262)	—	$—
Issuance of capital stock (note 17)	1,133,333	3	317,801	—	—	317,804	—	—	—
Capital contribution by shareholder	—	—	—	—	—	—	1,521	—	—
Foreign currency translation	—	—	—	—	(14,428)	(14,428)	(3,781)	—	—
Stock-based compensation expense (note 18)	—	—	25,504	—	—	25,504	—	—	—
Defined benefit plan, net of income tax benefit of $nil million	—	—	—	—	(18,521)	(18,521)	(13,685)	—	—
Net earnings (loss)	—	—	—	(172,548)	—	(172,548)	1,629	—	—
April 30, 2014	2,683,983	8	2,039,371	(1,265,103)	(122,784)	651,492	(22,578)	—	—
Issuance of capital stock for stock option and service vesting	24,329	—	—	—	—	—	—	—	—
Issuance of redeemable convertible preferred shares (note 19)		—	—	—	—	—	—	600,000	572,779
Capital contribution by shareholder	—	—	—	—	—	—	195	—	—
Foreign currency translation	—	—	—	—	(148,455)	(148,455)	342	—	—
Stock-based compensation expense (note 18)	—	—	11,520	—	—	11,520	—	—	—
Defined benefit plan, net of income tax benefit of $(1.1) million	—	—	—	—	(44,988)	(44,988)	(35,750)	—	—
Redeemable convertible preferred share dividends (note 19)	—	—	(17,044)	—	—	(17,044)	—	17,045	17,044
Distribution paid to non-controlling interest (note 3(a)(i))	—	—	—	—	—	—	(8,500)	—	—
Adjustment of redeemable non-controlling interest to redemption amount (note 3(a)(i))	—	—	(72,840)	—	—	(72,840)	72,840	—	—
Net earnings (loss)	—	—	—	(805,151)	—	(805,151)	10,391	—	—
April 30, 2015	2,708,312	8	1,961,007	(2,070,254)	(316,227)	(425,466)	16,940	617,045	589,823
Issuance of capital stock for stock option and service vesting	13,280	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	(33,696)	(33,696)	10,406	—	—
Stock-based compensation expense (note 18)	—	—	3,719	—	—	3,719	—	—	—
Defined benefit plan, net of income tax benefit of $nil million	—	—	—	—	(14,664)	(14,664)	(6,738)	—	—
Redeemable convertible preferred share dividends (note 19)	—	—	(54,144)	—	—	(54,144)	—	54,144	54,144
Adjustment of redeemable non-controlling interest to redemption amount (note 3(a)(i))	—	—	3,978	—	—	3,978	(3,978)	—	—
Net earnings (loss)	—	—	—	(440,023)	—	(440,023)	2,237	—	—
April 30, 2016	2,721,592	$8	$1,914,560	$(2,510,277)	$(364,587)	$(960,296)	$18,867	671,189	$643,967
See accompanying notes to consolidated financial statements.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

1.	Voluntary Filing under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"):
Operations
CHC Group Ltd. (formerly known as FR Horizon Holding (Cayman) Inc.) was incorporated on July 3, 2008 under the laws of the Cayman Islands. These consolidated financial statements include the results of CHC Group Ltd. and its subsidiaries (the “Company”, “we”, “us” or “our”) after elimination of all significant intercompany accounts and transactions for the three years ended April 30, 2016.
CHC Group Ltd. is a leading provider of helicopter transportation services to the global oil and gas industry with global operations including Norway, the Netherlands, the United Kingdom, Africa, Australia, Canada and Brazil. Our principal activities are: helicopter transportation services and maintenance, and repair and overhaul (“MRO”).
Voluntary Filing under Chapter 11
On May 5, 2016 (the “Petition Date”), CHC Group Ltd. and a number of its subsidiaries (cumulatively referred to as the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions” or the “Petitions”) in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”), seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Debtors have filed a motion with the Bankruptcy Court seeking to jointly administer the Bankruptcy Cases under the caption In re CHC Group Ltd., et al., which we refer to together as the “Bankruptcy Cases”. A trustee has been appointed and the Debtors continue to operate their businesses and manage their properties as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To assure ordinary course operations, the Company has approval from the Bankruptcy Court for a variety of “first day” motions, including authority to maintain bank accounts and other customary relief.
The commencement of the Bankruptcy Cases constitutes an event of default under the indenture, dated October 4, 2010, that governs the 9.250% Senior Secured Notes Due 2020 (the “senior secured notes”) and the indenture, dated May 13, 2013, that governs the 9.375% Senior Notes Due 2021 (the “senior unsecured notes”). As a result of the filing of the Bankruptcy Cases, all commitments under the senior secured and unsecured notes were terminated and all amounts, with accrued interest thereon, became immediately due and payable under the terms of the indentures. As of May 4, 2016, there was $1.0 billion aggregate principal amount of senior secured notes outstanding and $94.7 million aggregate principal amount of the senior unsecured notes outstanding.
In addition, the commencement of the Bankruptcy Cases constitutes an event of default under our senior secured revolving credit facility, dated as of January 23, 2014 (the “revolving credit facility”), and our asset-based revolving credit facility, dated June 12, 2015 (the “ABL Facility”). As a result of the filing of the Bankruptcy Cases, all commitments under the revolving credit facility and the ABL Facility were terminated and all amounts, with accrued interest thereon, became immediately due and payable under the terms of the facilities. As of May 4, 2016, there was $327.5 million of borrowings outstanding under the revolving credit facility, as well as $44.8 million of letters of credit, and $139.0 million of borrowings outstanding under the ABL Facility.
Any efforts by creditors to enforce such payment obligations as existed before the Petition Date are automatically stayed as a result of the filing of the Petitions, and the holders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
On February 1, 2016, we received written notice from the New York Stock Exchange (“NYSE”) of its intent to delist the Company’s ordinary shares from the NYSE. The NYSE suspended trading of the Company’s ordinary shares effective as of the market close on February 1, 2016, pursuant to NYSE requirements that NYSE-listed companies maintain an average global market capitalization of $15.0 million or more over a consecutive 30 trading day period. The Company’s ordinary shares were accepted for listing on the OTCQX Best Market (“OTCQX”), operated by OTC Markets Group Inc. (“OTC”), and trading in the Company’s ordinary shares commenced on the OTCQX under the ticker symbol HELIF on February 2, 2016. Effective on the Petition Date, May 5, 2016, the ordinary shares ceased trading on the OTCQX International Market and began trading on the OTC Pink Marketplace, under the symbol “HELIQ”.
The Company cautions that trading in the Company’s securities during the term of the Bankruptcy Cases is highly speculative and poses substantial risks. Although the Company does not yet have a plan of reorganization or an

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

agreement with creditors and lessors for such a plan, no assurance can be given that, when the reorganization is completed, its ordinary shares will not be cancelled without any distribution being made to its shareholders.

2.	Significant accounting policies:

(a)	Basis of presentation and going concern assumption:
These consolidated financial statements have been prepared according to United States Generally Accepted Accounting Principles (“US GAAP”), which have been prepared under the assumption that the Company will continue as a going concern.
We have incurred net losses since our acquisition on September 16, 2008 of the entity formerly known as CHC Helicopter Corporation. We have a substantial level of indebtedness and operating lease commitments. We have experienced a significant decline in consolidated revenues due to the downturn in the oil and gas industry since mid-2014. As a result of this, we filed Petitions with the Bankruptcy Court on May 5, 2016, which constituted an event of default of our debt, all of our helicopter and certain other lease obligations. These conditions result in material uncertainty that gives rise to substantial doubt about our ability to continue as a going concern within one year subsequent to April 30, 2016. We believe that the Company will require significant debt, lease and other restructuring to continue as a going concern. We must successfully develop a reorganization plan and our ability to continue as a going concern is contingent upon the Bankruptcy Court and our creditors’ approval of this reorganization plan. Our ability to continue as a going concern will also be dependent on our ability to implement this reorganization plan, to maintain existing customer, vendor and other relationships and to maintain sufficient liquidity throughout the Chapter 11 proceedings, amongst other factors.
The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Bankruptcy Cases. While operating as debtors-in-possession under the jurisdiction of the Bankruptcy Court, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court, or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying consolidated financial statements.

(b)	Critical accounting estimates and assumptions:
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Areas where significant estimates and assumptions have been made include: flying asset impairment assessment, provision for obsolete and excess inventories, indefinite life intangible asset and goodwill impairment assessment, flying asset depreciation, classification of helicopter leases as operating or capital leases, consolidation of variable interest entities, defined benefit pensions, contingent liabilities, and income taxes.
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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

(d)	Functional and presentation currency:
Items included in the financial statements of each consolidated entity are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The consolidated financial statements are presented in United States dollars (“USD”), which is the functional currency of CHC Group Ltd. Significant subsidiaries have functional currencies of Pound Sterling (“£”), Norwegian Kroner (“NOK”), Australian dollars (“AUD”) and Euros (“€”).

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
The results and financial position of all our consolidated entities (none of which has the currency of a hyper-inflationary economy) that have a functional currency different from the presentation currency are translated into the presentation currency as follows:

•	assets and liabilities are translated at the closing rate at the date of each balance sheet;

•	income and expenses are translated at average exchange rates in effect during the reporting period; and

•	exchange gains or losses arising on consolidation are deferred in accumulated other comprehensive loss until complete or substantially complete liquidation of our investment in the foreign subsidiary.
The currencies which most influence these translations and the relevant exchange rates were:

	2014	2015	2016
Average rates:
£/US $	1.603279	1.593617	1.501026
CAD/US $	0.943245	0.869641	0.760167
NOK/US $	0.166484	0.146187	0.120334
AUD/US $	0.923832	0.858336	0.734778
€/US $	1.347860	1.237238	1.108172
Period end rates, April 30:
£/US $	1.688236	1.532635	1.462427
CAD/US $	0.912659	0.825151	0.796876
NOK/US $	0.168112	0.132107	0.123994
AUD/US $	0.928083	0.786616	0.761097
€/US $	1.386876	1.116181	1.143996

(e)	Revenue:
We recognize revenue when there is persuasive evidence of an arrangement; the services or products have been performed or delivered to the customer; the sales price is fixed or determinable; and collection is reasonably assured.

(i)	Helicopter flying services:
The majority of customer contracts earn revenues based on hourly flight rates, fixed monthly charges, or a combination of both. Revenue related to flying services that are billed hourly is recognized as hours are flown. Fixed monthly charges are recognized monthly over the term of the contract. Certain contracts provide for mobilization revenue, which is the advance billing for the delivery of a helicopter to a specific location and the setup of the helicopter and personnel prior to commencement of flying services under the contract. Mobilization revenue does not qualify as a

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

separate unit of accounting; accordingly, it is deferred and recognized as flying services are provided under the contract. Related direct and incremental mobilization costs are deferred and amortized over the term of the contract.
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
For other maintenance contracts, revenue is recognized based on the completed contract method. Costs incurred for in progress contracts are classified as work in progress in the inventories line item of the consolidated balance sheets.

(f)	Accounts receivable:
Trade and other receivables are stated at net realizable value. We maintain an allowance for doubtful accounts against our trade receivables for estimated losses that may arise if our customers are unable to make required payments. Management specifically analyzes the age of outstanding customer balances, historical bad debts, customer credit worthiness, payment history and other factors when making estimates of the collectibility of our receivables. When all or part of a trade receivable is known to be not collectible, the trade receivable and related allowance are written off. Amounts subsequently recovered from trade receivables previously considered not collectible and written off are recorded in net loss as an expense recovery in the period that the cash is collected.

(g)	Transfer of receivables:
Up to April, 2016, we sold pools of our trade receivables, or beneficial interests therein, to a single seller special purpose entity (“SPE”) to fund our operations. Our trade receivable securitization program was with a consolidated variable interest entity and therefore the transfer of receivables did not result in derecognition of the trade receivables from our consolidated results.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

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
Inventories comprised of consumable parts and supplies, are measured at the lower of the weighted average acquisition cost or market value, and are charged to direct costs when used in operations. The cost of acquisition is the price paid to the manufacturer or supplier including an allocation for freight charges. We record provisions to reduce inventories to the lower of cost or market value to reflect changes in economic factors that impact inventory value, or to reflect present intentions for the use of slow moving and obsolete supplies inventory.

(k)	Property and equipment:
Property and equipment includes flying assets, facilities and equipment, which are initially recorded at cost, including capitalized interest, and are amortized over their estimated useful lives to their residual values under the methods described below.
Long-lived assets that have been classified as held for sale are measured at the lower of their carrying amount or fair value, less costs to sell, and are not amortized once they are classified as held for sale.

(i)	Flying assets:
Helicopters and major components are recorded at cost and are depreciated on a straight-line basis over their estimated useful life of 10-25 years, with the residual value used in the calculation of depreciation being 50%. The cost of major airframe inspections as required by the manufacturer and aviation regulatory authorities, and modifications that are considered betterments and improvements for both owned and leased helicopters, are capitalized. The major airframe inspections are amortized on a straight-line basis over the period to the estimated date of the next inspection. The modifications are amortized over the lower of the estimated useful life of the modification or the helicopter lease term.
The residual value and useful lives of our helicopters are reviewed when there are indicators that a change in estimate may be necessary.
Rotable and repairable assets are recorded at cost and are amortized on a pooled basis to their estimated residual value on either a 40%-80% declining balance basis for shop replaceable assets or a 10%-30% declining balance basis for line replaceable assets. When components are retired or otherwise disposed of in the ordinary course of business, their original cost, net of salvage or sale proceeds, is charged to accumulated depreciation. Blades and major spare components are recorded at cost and are depreciated on a straight-line basis to their estimated residual value over their estimated useful life of 25 years.
Maintenance and repairs for owned and leased major components, spares and rotable and repairable parts are charged to direct costs as incurred.

(ii)	Facilities and equipment:
Facilities are composed of hangars, heliports and other buildings housing base operations and administrative support. Equipment includes repair and overhaul, manufacturing and base equipment and vehicles. Such owned facilities and equipment are recorded at cost and are depreciated to their estimated residual value on a straight-line basis over 40 years and 3-10 years, respectively. Leasehold improvements associated with leased facilities and equipment are capitalized and

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

depreciated on a straight-line basis over the shorter of their estimated useful life and respective lease term.

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
The recoverability of goodwill and indefinite life intangible assets is assessed on an annual basis or more frequently if events or circumstances indicate that the carrying value may not be recoverable. In accordance with US GAAP, we perform interim impairment testing should circumstances requiring it arise.
Indefinite life intangible assets are assessed for impairment by comparing the fair value of the intangible asset to carrying value. The fair value of indefinite life intangible assets, which primarily consist of trade names and trademarks, is determined based on the present value of estimated future cash flows, discounted at a risk-adjusted rate. Goodwill is assessed for impairment at the reporting unit level. The fair value of a reporting unit is compared with its carrying amount, including goodwill. Significant estimates are applied in determining fair value, which include the discount rate that is applied to management’s estimate of expected cash flows and assumptions about the future revenue, expenses and costs incurred to maintain the assets over their respective service lives.
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
We recognize a liability for contractual termination benefits when the liability is both probable and estimable in accordance with ASC 712, Nonretirement Postemployment Benefits. We recognize a liability at fair value for one-off termination costs associated with an exit or disposal activity in accordance with ASC 420, Exit or Disposal Cost Obligations.
We recognize a liability for excess helicopter operating lease obligations when we cease using the helicopter permanently in operations. The liability is measured at fair value based on the remaining lease rentals including any contractually required costs including maintenance, adjusted for the effects of any prepaid or deferred items recognized under the lease. This liability is further reduced by estimated sublease rentals that could be reasonably obtained for the helicopter even if we do not intend to enter into a sublease.

(n)	Leases:

(i)	Lease classification:
When we assume substantially all the risks and rewards of ownership in a lease it is classified as a capital lease. Upon initial recognition the leased asset is measured at an amount equal to the lower of its fair value and the present value of the minimum lease payments. Subsequent to initial recognition, the asset is accounted for in accordance with the accounting policy applicable to that asset. Minimum lease payments made under capital leases are apportioned between interest expense and the reduction of the outstanding liability. The interest expense is allocated to each period during the lease term to produce a constant periodic rate of interest on the remaining balance of the liability. Other leases are classified as operating leases and are not recognized in our consolidated balance

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

sheets. Payments made under operating leases are recognized in direct costs on a straight-line basis over the term of the lease. Contingent lease payments are accounted for in the period when it becomes probable they will be incurred. Direct costs of arranging lease financing are deferred and amortized straight-line over the term of the lease. Deferred gains on sale and lease back transactions are amortized over the lease term excepting amounts relating to unresolved lease guarantees.

(ii)	Residual value guarantees:
At the inception of an operating lease where we have guaranteed a portion of the helicopter residual values at the end of the lease term, a liability is recognized with a corresponding prepaid rent asset that represents the fair value of the guaranteed helicopter residual. The prepaid rent asset is amortized on a straight-line basis to net loss over the lease term of the related asset and the liability is derecognized at the end of the lease term through settlement or on expiration of the guarantee. On an ongoing basis an assessment is performed to determine the portion of the residual value guarantees that the Company will be liable for and to ensure the appropriate liability has been recorded.
At the inception of an operating lease we may provide a loan to the lessor as part of the helicopter lease arrangement, with the recovery of the loan dependent on the helicopter residual value at the end of the lease term. On an ongoing basis an assessment is performed to determine if there is any impairment associated with this funded residual value guarantee.

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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

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
Transaction costs related to long-term debt are capitalized and amortized over the expected life of the debt using the effective interest rate method. Transaction costs incurred in connection with our revolving credit facility and ABL Facility are deferred and amortized to the statement of operations on a straight-line basis over the terms of the related credit facilities. Deferred transaction costs are included in other assets in the consolidated balance sheets.

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
We enter into derivative contracts, including foreign exchange forward contracts and interest swaps, to manage our foreign exchange and interest rate risk. None of our derivative contracts are formally

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

designated as hedges and are classified as held-for-trading. They are recognized at fair value with the resulting gains and losses recognized in other financing charges in the statement of operations.
Certain of our customer contracts are denominated in a currency that is other than the functional currency of the parties to the contract. This gives rise to embedded derivatives which are accounted for as derivative financial instruments. These are measured at fair value with resulting gains and losses recorded in the statement of operations within other financing income (charges).

(r)	Net loss per ordinary share:
Basic loss per ordinary share is computed by dividing net loss available to common stockholders by the weighted average number of ordinary shares outstanding during the year. Net loss available to common stockholders is computed as: net loss less dividends on redeemable convertible preferred shares, including undeclared or unpaid cumulative dividends, and the adjustment of redeemable non-controlling interest to its redemption amount.
Diluted loss per ordinary share excludes securities potentially issuable under the compensation plans or on the conversion of the redeemable convertible preferred shares because to do so would have been antidilutive for the years presented.

(s)	Redeemable convertible preferred shares:
We have issued Redeemable Convertible Preferred Shares (“preferred shares”) in investment agreement with funds managed by Clayton, Dubilier & Rice (“CD&R”). The preferred shares are classified as temporary equity and, because they are contingently redeemable only in the event of a change in control, are carried at their initial carrying amount. The possible future redemption of the preferred shares as a result of a change in control has been assessed as not probable. Direct and incremental costs on issuance of the preferred shares have been netted against the proceeds received. Dividends-in-kind are recorded as an increase to the preferred share carrying amount and a decrease to additional paid-in capital. Additional details on the terms of the preferred shares are described in note 19.

(t)	Reporting of amounts reclassified out of accumulated other comprehensive loss:
We provide information about the effects on net loss of significant amounts reclassified out of each component of accumulated other comprehensive loss only if those amounts are required under other accounting pronouncements to be reclassified to net loss in their entirety in the same reporting period. The amounts reclassified out of accumulated other comprehensive loss for defined benefit pension plans are included in the computation of net defined benefit pension plan expense (income) (note 20) or restructuring expense (note 8). No other amounts have been reclassified out of accumulated other comprehensive loss.

(u)	Comparative figures:
Certain comparative figures have been reclassified to conform to the financial presentation adopted for the current year related to the presentation of operating cash flows in our consolidated statement of cash flows. These reclassifications had no effect on total cash flows provided by operating activities as previously reported.

(v)	Change in accounting estimates:
During the year ended April 30, 2016, we revised the amortization rates of our rotable and repairable assets. Previously, we recorded amortization on a pooled basis of either a 50% declining balance basis for shop replaceable assets or a 10% declining balance basis for line replaceable assets to estimated residual values. We have revised these rates due to changes in the estimated useful lives of these assets, which we have assessed based on asset age, utilization and our fleet requirements. Rotable and repairable assets are now recorded at cost and are amortized on a pooled basis to their estimated residual value on either a 40%-80% declining balance basis for shop replaceable assets or a 10%-30% declining balance basis for line replaceable assets.

(w)	Recent accounting pronouncements adopted:
On April 30, 2016, we early adopted the accounting guidance on the balance sheet classification of deferred taxes. The new guidance requires that all deferred tax amounts are presented as non-current on the balance

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

sheet. The new guidance was applied prospectively to all deferred tax assets and liabilities, as permitted by the standard. Prior periods were not retrospectively adjusted.

(x)	Recent accounting pronouncements not yet adopted:
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
The standard is effective for fiscal periods beginning after December 15, 2017, including interim reporting periods within that reporting period; companies are permitted to early adopt the standard for fiscal periods beginning after December 15, 2016. We will adopt the standard on May 1, 2018. Companies are allowed to use either full retrospective or modified retrospective adoption. We are currently evaluating which transition approach to use and the impact of the adoption of this standard on our consolidated financial statements.
Share-based compensation:
In June 2014, the FASB issued guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that such performance condition would be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The standard is effective for fiscal periods beginning after December 15, 2015, and interim periods therein and early application is permitted. We will adopt the standard on May 1, 2016. We do not expect any material impact from the adoption of this standard.
In March 2016, the FASB issued amendments to simplify the standard for employee share-based payment accounting. The standard is effective for fiscal periods beginning after December 15, 2016, and interim periods within those annual periods and early adoption is permitted for any entity in any interim or annual period providing all amendments are adopted in the same period. We will adopt the standard on May 1, 2017. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
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
Consolidation:
In February 2015, the FASB issued amendments to the consolidation standard. The standard is effective for fiscal periods beginning after December 15, 2015, and interim periods therein and early application is permitted. We will adopt the standard on May 1, 2016. Companies can either apply the standard retrospectively or using a modified retrospective approach. We do not expect any material impact from the adoption of this standard.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

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
Inventories:
In July 2015, the FASB issued an amendment that requires management to reduce inventory to the lower of cost and net realizable value rather than the lower of cost or market value. The standard is effective for fiscal periods beginning after December 15, 2016, and interim periods therein and early application is permitted. We will adopt the standard on May 1, 2017. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
Financial instruments:
In January 2016, the FASB issued amendments to the standard for the recognition and measurement of financial assets and financial liabilities which introduces new reporting requirements and simplifies some of the existing reporting requirements. The standard is effective for fiscal periods beginning after December 15, 2017, including interim periods within those fiscal years and early application is permitted. We will adopt the standard on May 1, 2018. Companies should apply the amendment using a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, and using a prospective approach for amendments to equity securities with fair values that are not readily determinable. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
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
Derivatives and hedging:
In March 2016, the FASB issued amendments to the standard for derivatives and hedging clarifying the requirements for assessing whether contingent put and call options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The standard is effective for fiscal periods beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted, including adoption in an interim period. We will adopt the standard on May 1, 2017. Companies should adopt the standard on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

3.	Variable interest entities:

(a)	VIEs of which the Company is the primary beneficiary:

(i)	Local ownership VIEs:
Certain areas of our operations are subject to local governmental regulations that may limit foreign ownership of aviation companies. Accordingly, our operations in certain jurisdictions may require the establishment of local ownership entities that are considered to be VIEs. The nature of our involvement with consolidated local ownership entities is as follows:
EEA Helicopters Operations B.V. (“EHOB”)
EHOB is incorporated in the Netherlands and, through its wholly-owned subsidiaries in Norway, Denmark, the Netherlands, the United Kingdom and Ireland, provides helicopter flying services to customers in Europe.
We own 49.9% of the common shares (9,896,085 Class B shares) of EHOB, with the remaining 50.1% Class A common shares (9,935,750 shares) held by a European investor. The Management Board of EHOB is comprised of one director nominated by the Class B shareholders and three directors nominated by the Class A shareholder.
We also own 7,000,000 par value €1.0000 Profit Certificates in EHOB, entitling us to a cumulative annual dividend equal to 30% of the issue price of each Profit Certificate (equivalent to a cumulative annual dividend of €2.1 million) for the first seven years after issuance and, thereafter, a cumulative annual dividend equal to 5% of the issue price of each Profit Certificate (equivalent to a cumulative annual dividend of €0.35 million), subject to Board approval and the availability of cash and further subject to any and all restrictions applicable under Dutch law.
The terms of the original Shareholders’ Agreement, signed on September 17, 2008, stated that both the put and call options were exercisable in certain circumstances including liquidation, events of default and if First Reserve ceases to hold a 50% interest in the Company. On October 30, 2014, EHOB shareholders entered into an amendment of the Shareholders’ Agreement which changed the terms such that the put and call options will not be exercised when First Reserve ceases to hold a 50% interest in the Company, but will be exercisable on the earlier of: (a) an exit event, being the entering into an agreement with another investor to acquire the Class A shareholder’s interest in EHOB anytime after October 30, 2016, (b) one year after First Reserve and CD&R own less than 5% of our issued shares, and (c) October 30, 2020. Furthermore, the Class A shareholder also holds a call option over our Class B shares which is exercisable only in the event of bankruptcy. The right to immediate exercise of the put and call option by the Class A shareholder, due to the Debtors filing Petitions with the Bankruptcy Court on May 5, 2016, has been waived until August 8, 2016, subject to certain terms and conditions.
Upon signing the amendment, we made a distribution of $8.5 million to the Class A shareholder which was recognized as a reduction in the redeemable non-controlling interest balance.
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
The change in the exercise conditions for the options makes it probable that the non-controlling interest will become redeemable and accordingly it is recorded at its redemption value. We have

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

elected to recognize any changes in the redemption value immediately as they occur and adjust the carrying amount of the redeemable non-controlling interest to equal the redemption value at the end of the reporting period. Reductions in the carrying amount of the redeemable non-controlling interest are only recorded if we have previously recorded increases in the carrying amount of the redeemable non-controlling interest. The change in redemption value is recognized in additional paid-in capital.
The redemption value of the redeemable non-controlling interest is based on a formula of $14.5 million plus an amount representing compounded interest, commencing October 31, 2014, which increases from 10% for the first year to 20% for the sixth year and thereafter (the “redemption value”). As of April 30, 2016, the redemption value of the EHOB redeemable non-controlling interest is $17.2 million.
BHH - Brazilian Helicopter Holdings S.A. (“BHH”)
BHH holds an investment in the common shares of its wholly owned subsidiary, BHS – Brazilian Helicopter Services Táxi Aéreo S.A. (“BHS”). BHS provides helicopter flying services to customers in Brazil.
We have a 60% interest in BHH, comprised of 100% of the non-voting preferred shares and 20% of the ordinary voting shares. The remaining equity interest comprised of 80% of the ordinary voting shares is held by a Brazilian Investor, whose investment was financed by us and is therefore considered to be a related party.
We have entered into a put/call arrangement which gives us the right to purchase the BHH shares held by the Brazilian Investor, and the Brazilian Investor the right to put its shares to us at any time and for any reason. The put/call price is the greater of the book value of the shares and the original capital contribution plus 2% per annum.
We have entered into a shareholders’ agreement with the Brazilian Investor, which requires unanimous shareholder consent for important business decisions.
CHC Helicopters Canada Inc. (“CHC Canada”)
CHC Canada has provided helicopter flying services to customers in Canada.
We own 200,000 Class A Common Shares (25%) and 200,000 (100%) Class B Non-voting Preferred Shares of CHC Canada, with the remaining 600,000 (75%) of the Class A Common Shares held by a Canadian Investor. The Board of CHC Canada is comprised of one director nominated by us and two directors nominated by the Canadian Investor.
We have entered into an arrangement which allows the Canadian Investor to put its shares back to us at any time for any reason. We have also entered into a call arrangement which allows us or the Canadian Investor to elect to purchase the other party’s shares. The calls are exercisable in certain circumstances including: liquidation, events of default, and if the Company makes a public offering of its shares resulting in change of control, and were immediately exercisable due to the Chapter 11 filing by the Debtors. The price on the put and the call arrangement is the higher of the book value of the shares and the original capital contribution plus 6% per annum.
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
Under the original agreement, the Nigerian Company could elect, by the fifth year of the agreement, to receive 40% of the profits or losses, or continue to receive only management fees. On April 21, 2015, the agreement was amended so that the Nigerian Company could make the election at an

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

unspecified future date as long as the date was agreed by both parties by November 1, 2015; if at that time no date was specified and agreed, the Nigerian Company would be deemed to not have exercised its option and would receive only management fees. No election was made as at November 1, 2015 and therefore, the Nigerian Company is only entitled to management fees. As such, we continue to bear the risk for substantially all of the losses.
We have also entered into a put/call arrangement which gives us the right to purchase all of the Atlantic Aviation shares held by the Nigerian Company, and the Nigerian Company the right to put its shares to us. The calls are exercisable in certain circumstances including: liquidation, events of default, and change of control of the Company or the Nigerian Company. The put is exercisable in the event the agreement is terminated with cause and the Nigerian Company does not continue the business of Atlantic Aviation. The price on the put/call arrangement is a multiple of the Nigerian Company’s management fees or its share of the preceding 12 months of profits of Atlantic Aviation. At present, the Nigerian Company is only entitled to management fees.
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
On June 16, 2016, the Company, Atlantic Aviation and the Nigerian Company entered into a Termination and Exit Agreement (the “Termination Agreement”) which replaces the framework agreement but does not immediately terminate the other related agreements in place between the Company, Atlantic Aviation Limited and the Nigerian Company. Under the terms of the Termination Agreement, the Company has agreed to work with Atlantic Aviation and the Nigerian Company to ensure an orderly wind-down of operations in Nigeria and the ultimate dissolution of Atlantic Aviation (and all associated agreements between the Company and Atlantic Aviation).
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

	2015	2016
EEA Helicopters Operations B.V.	$15,223	$17,150
Atlantic Aviation Limited and Atlantic Aviation FZE	1,717	1,717
	$16,940	$18,867
Financial information of local ownership VIEs
All of the local ownership VIEs and their subsidiaries have the same purpose, are exposed to similar operational risks and are monitored on a similar basis by management. As such, the financial information reflected on the consolidated balance sheets and statements of operations for all local

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

ownership VIEs has been presented in the aggregate below, including intercompany amounts with other consolidated entities:

	2015	2016
Cash and cash equivalents	$128,744	$61,396
Receivables, net of allowance	82,286	58,687
Other current assets	44,262	34,279
Other long-term assets	118,025	125,181
Total assets	$373,317	$279,543
Payables and accruals	$79,382	$57,419
Intercompany payables	135,285	119,019
Other current liabilities	21,280	22,570
Accrued pension obligations	73,102	58,452
Long-term intercompany payables	134,687	119,429
Other long-term liabilities	33,315	29,394
Total liabilities	$477,051	$406,283

	For the year ended
	April 30, 2014	April 30, 2015	April 30, 2016
Revenue	$1,088,044	$1,067,663	$868,138
Net loss	(14,687)	(22,612)	(11,319)

(ii)	Accounts receivable securitization:
We entered into trade receivables securitization transactions to raise financing, through the sale of pools of receivables, or beneficial interests therein, to a VIE, Finacity Receivables – CHC 2009, LLC (“Finacity”). Finacity only buys receivables, or beneficial interests therein, from us; these transactions with Finacity satisfy the requirements for sales accounting treatment. Finacity is financed directly by a third party entity, Viking Asset Purchaser 14 (“Viking”), which purchases undivided ownership interests in the receivables, or beneficial interests therein, acquired by Finacity from us. Our trade receivables securitization arrangement to raise additional financing with Finacity ended in April 2016, as the Petitions filed with the Bankruptcy Court on May 5, 2016 constituted a termination event under the terms of our receivable purchase agreements.
We have determined that servicing decisions most significantly impact the economic performance of Finacity and as we have the power to make these decisions, we are the primary beneficiary of Finacity.
As a result of consolidation, intercompany receivables and payables between the Company and Finacity together with any gain/(loss) arising from the sales treatment of the securitization transactions have been eliminated. The securitized assets and associated liabilities are included in the consolidated financial statements. Cash and cash equivalent balances of Finacity are used only to support the securitizations of the receivables transferred, including the payment of related fees, costs and expenses. The receivables that have been included in securitizations are pledged as security for the benefit of Viking and are only available for payment of the debt or other obligations arising in the securitization transactions until the associated debt or other obligations are satisfied. The asset-backed debt has been issued directly by Finacity.
The following table shows the assets and the associated liabilities related to our secured debt arrangements that are included in the consolidated financial statements:

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

	2015	2016
Restricted cash	$2,634	$9,637
Transferred receivables	62,488	32,876
Current facility secured by accounts receivable	43,379	22,339

(iii)	Trinity Helicopters Limited:
As at April 30, 2016 we leased two helicopters from Trinity Helicopters Limited (“Trinity”), an entity considered to be a VIE. Prior to December 2011, Trinity was funded by an unrelated lender who was considered to be the primary beneficiary; in conjunction with our lease covenant negotiations, we agreed to purchase the helicopters off lease from the lender. Instead of purchasing the helicopters outright, we loaned the lease termination sum to Trinity who used these funds to repay the financing from the unrelated lender and continued to lease the helicopters to us. The security interest in the helicopters was assigned to us.
We have been determined to be the primary beneficiary of the VIE and began consolidating this entity upon repayment of the previous lender. Prior to consolidation of this entity, the helicopter leases were recorded as capital leases.

(b)	VIEs of which the Company is not the primary beneficiary:

(i)	Local ownership VIEs:
Thai Aviation Services (“TAS”)
TAS provides helicopter flying services in Thailand. We have a 29.9% interest in the ordinary shares of TAS, with the remaining 70.1% owned by a group of Thai Investors who are considered to be related to each other. The Thai Investors have the ability to call, and we have the ability to put all shares owned by us to the Thai Investors at fair value in the event of a dispute.
We have determined that the activities that most significantly impact the economic performance of TAS are: servicing existing flying services contracts and entering into new contracts, safety and training, maintenance of helicopters and other investment activities. The Thai Investors have the ability to control the majority of these decisions through Board majority.
The following table summarizes the amounts recorded for TAS in the consolidated balance sheet:

	April 30, 2015		April 30, 2016
	Carrying amounts	Maximum exposure to loss	Carrying amounts	Maximum exposure to loss
Accounts receivable	$4,398	$4,398	$3,733	$3,733
Equity method investment	25,022	25,022	29,508	29,508
As of April 30, 2014, 2015 and 2016, we leased 9, 8 and 8 helicopters to TAS, respectively, and provided crew, insurance, maintenance and base services. The total revenue earned from providing these services was $47.9 million, $48.0 million and $46.5 million for the years ended April 30, 2014, 2015 and 2016, respectively.
We received dividends of $1.7 million, $1.7 million and nil for the years ended April 30, 2014, 2015 and 2016, respectively.

(ii)	Leasing entities:
Related party lessors:
We have operating lease agreements for the lease of 31 helicopters from individual entities considered to be VIEs (“lessor VIEs”) and were previously considered to be related parties because they were partially financed through equity contributions from entities that have also invested in us. On December 18, 2014, the controlling interests in the lessor VIEs disposed of their interest in the lessor VIEs to an unrelated third party, which did not have any substantive impact on our existing

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

lease terms. Subsequent to the closing of this transaction the lessor VIEs are no longer related parties.
On the disposition of the interest in the lessor VIEs by the entities that have invested in us, we reconsidered whether we are the primary beneficiary. We determined that the activity that most significantly impacts the economic performance of the related party lessor VIEs is the remarketing of the helicopter at the end of the lease term. As we continue not to have the power to make remarketing decisions, we have determined that we are not the primary beneficiary of the lessor VIEs.
The following table summarizes the amounts recorded in the consolidated statements of operations until December 18, 2014:

	For the year ended
	April 30, 2014	April 30, 2015	April 30, 2016
Operating lease expense	$50,362	$31,896	$—
Other VIE lessors:
We leased from various entities considered to be VIEs 102 helicopters and 103 helicopters at April 30, 2015 and 2016, respectively. All of the leases were considered to be operating leases at their respective year ends.
We have determined that the activity that most significantly impacts the economic performance of the lessor VIEs is the remarketing of the helicopters at the end of the lease term. As we do not have the power to make remarketing decisions, we have determined that we are not the primary beneficiary of the lessor VIEs.

4.	Asset impairments:

	April 30, 2014	April 30, 2015	April 30, 2016
Impairment of property and equipment (a)	$(5,453)	$(128,043)	$(31,862)
Impairment of assets held for sale (b)	(18,486)	(5,528)	(4,106)
Impairment of receivables and funded residual value guarantees (a)	(1,115)	(13,409)	(93,398)
Impairment of intangible assets (a), (c)	(879)	(3,134)	(78,083)
Impairment of goodwill (c)	—	(403,536)	—
Impairment of inventories (d)	—	—	(17,905)
	$(25,933)	$(553,650)	$(225,354)

(a)	Impairment of property and equipment, receivables, funded residual value guarantees and intangible assets:
During the year ended April 30, 2014, impairment charges were recorded to write down the carrying value of four helicopters held for use, coming off contract and with no plan to redeploy them, to their fair values.
During the year ended April 30, 2015, we accelerated our exit from certain older technology helicopter types as we continued with our fleet replacement strategy to better meet our customer demands for newer technology helicopters and to reduce the number of different helicopter types in our fleet. Impairment charges were recorded to write down the carrying value of 40 helicopters held for use, the major airframe inspections of five leased helicopters, and related rotable parts and embedded equity to their fair values. The carrying values of funded residual value guarantees were written down where we assessed and concluded that as a result of the decline in helicopter values the guarantees will not be recoverable.
During the year ended April 30, 2016, impairment charges of $31.9 million were recorded to write down the carrying value of 12 helicopters from certain older technology helicopter types classified as held for use and

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

related rotable parts to their fair value, and impairment charges of $93.4 million and $1.3 million were recorded to write down the funded residual value guarantees and embedded equity, respectively, of 37 helicopters. The carrying values of funded residual value guarantees and embedded equity were written down where we assessed and concluded that as a result of the decline in helicopter values the amounts will not be recoverable.

(b)	Impairment of assets held for sale:
During the years ended April 30, 2014, 2015 and 2016, impairment charges of $18.5 million, $5.5 million and $4.1 million were recorded to write down the carrying value of 19 helicopters, eight helicopters and one building and three helicopters held for sale, respectively, to fair value less costs to sell.

(c)	Impairment of goodwill and intangible assets:
We assess the recoverability of goodwill and indefinite life intangible assets on an annual basis or more frequently if events or circumstances indicate that the carrying value may not be recoverable.
Indefinite life intangible assets primarily relate to trade names and trademarks. The fair value of trademarks and trade names is determined based on the present value of estimated future cash flows, discounted at a risk-adjusted rate. As at April 30, 2016, we performed a quantitative impairment test and based on the results of this test, we recorded an impairment charge of $76.8 million to indefinite life intangible assets, which arose due to a deterioration in expected future revenues from operations due to market conditions.
Goodwill was assessed for impairment at the reporting unit level by comparing the carrying value of the reporting units with their fair value. We have two reporting units: Helicopter Services and Heli-One. All of our goodwill was attributable to Helicopter Services. During the year ended April 30, 2015, a two-step test was performed in which we concluded in the first step that the carrying value of the Helicopter Services segment exceeded its fair value. Therefore, a second step was performed to determine the amount of the impairment loss by comparing the carrying value of goodwill against its implied fair value. Based on the analysis there was no implied fair value of goodwill and therefore we recorded goodwill impairment of $403.5 million which was final as of April 30, 2015.

(d)	Impairment of inventories:
During the year ended April 30, 2016, we recorded an impairment charge of $17.9 million to increase our provision for obsolete and excess inventories on certain consumable inventories. This impairment charge resulted from the identification of consumable inventories that were in excess of our requirements and was driven primarily by the significant and longer than initially expected decline in the price of oil and gas, which impacted our view of future utilization of these parts and resulted in changes to our fleet and inventory management strategies. Excess consumable inventories have been measured at estimated market value, based on our experience with sales of surplus consumable inventories and our assessment of resale market conditions.

(e)	Non-recurring fair value measurements:
The majority of our non-financial assets are not required to be recorded at fair value on a recurring basis unless certain triggering events occur, such that a non-financial asset is required to be evaluated for impairment and if deemed to be impaired, recorded at its fair value. As a result of impairment evaluation, the fair value of certain property and equipment, inventories and assets held for sale such as helicopters, rotables and buildings, were determined using a market approach. Inputs were estimated based on correspondence with helicopter brokers, historical experience with sales, recent transactions involving similar assets, and internal expertise related to the current marketplace conditions. Unobservable inputs obtained from third parties were adjusted as necessary for the condition and attributes of a specific helicopter type, inventory, rotable or building. As the fair value assessment reflects both observable and unobservable inputs, it was determined to be a non-recurring Level 3 fair value measurement.
The fair value of goodwill and intangibles were determined based on the present value of estimated future cash flows, discounted at a risk-adjusted rate. Our forecasted future cash flows, which incorporated anticipated future revenue growth and related expenses, were used to calculate fair value. The discount rates used represented our estimate of the risks and uncertainty inherent in the cash flows and in our internally developed forecasts. As indicated in part (c) above, all goodwill was attributed to the Helicopter Services

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

reporting unit; the implied fair value of the goodwill was determined by allocating the fair value of Helicopter Services to all of its assets and liabilities as if Helicopter Services had been acquired in a business combination and its fair value was the purchase price paid to acquire Helicopter Services. The use of these unobservable inputs results in the fair value estimate being classified as a Level 3 measurement.

5.	Property and equipment:
The cost and related accumulated depreciation of our flying assets, equipment and facilities are as follows:

	Property and equipment			Total
	Flying Assets	Equipment	Facilities
At April 30, 2015:
Cost	$934,145	$117,318	$133,931	$1,185,394
Accumulated depreciation	(120,346)	(64,234)	(49,260)	(233,840)
Net book value	$813,799	$53,084	$84,671	$951,554
At April 30, 2016:
Cost	$1,009,579	$101,970	$131,559	$1,243,108
Accumulated depreciation	(165,135)	(56,115)	(54,239)	(275,489)
Net book value	$844,444	$45,855	$77,320	$967,619
The capitalized computer software costs included in equipment above are $10.1 million and $10.7 million for the years ended April 30, 2015 and 2016, respectively. Depreciation related to capitalized computer software costs totaled $3.0 million, $2.9 million, and $3.4 million for the years ended April 30, 2014, 2015 and 2016, respectively.
The flying assets under capital lease included above are as follows:

	2015	2016
Flying assets under capital lease:
Cost	$61,358	$108,805
Accumulated depreciation	(3,169)	(13,931)
	$58,189	$94,874
Depreciation related to flying assets under capital lease totaled $1.8 million, $2.6 million, and $11.3 million for the years ended April 30, 2014, 2015 and 2016, respectively.

6.	Assets held for sale:
We have classified certain assets such as helicopters and buildings as held for sale during the year as these assets are ready for immediate sale and management expects these assets to be sold within one year.

	2015		2016
	# Helicopters		# Helicopters
Helicopters held for sale:
Book value, beginning of year	11	$25,426	5	$8,689
Classified as held for sale, net of impairment	2	968	3	4,084
Sales	(6)	(15,511)	(1)	(3,445)
Reclassified as held for use	(2)	(1,890)	(5)	(4,492)
Foreign exchange		(304)		469
Helicopters held for sale	5	8,689	2	5,305
Buildings held for sale	—	4,735	—	—
Total assets held for sale		$13,424		$5,305

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

The helicopters classified as held for sale are older technology helicopters that are being divested by us. The buildings classified as held for sale are the result of relocation of certain of our base operations. During the year ended April 30, 2016, five helicopters were reclassified to assets held for use from held for sale as we determined that we would obtain a higher value from using these helicopters as parts within the business than we would by selling them in the external market or because we have determined that these helicopters no longer meet the held for sale criteria.

7.	Intangible assets:

	Definite life	Indefinite life		Total
	Embedded equity in lease contracts	Trade names and trademarks	Safety manuals, AOCs and operating licenses
Cost:
Balance, April 30, 2014	$104,827	$179,900	$5,469	$290,196
Embedded equity in lease contracts realized	(4,606)	—	—	(4,606)
Foreign exchange	(126)	—	(399)	(525)
Balance, April 30, 2015	100,095	179,900	5,070	285,065
Embedded equity in lease contracts realized	(8,355)	—	—	(8,355)
Foreign exchange	—	—	(262)	(262)
April 30, 2016	$91,740	$179,900	$4,808	$276,448

Impairment losses:
Balance, April 30, 2014	$(87,333)	$(25,000)	$—	$(112,333)
Impairment loss (note 4)	(3,134)	—	—	(3,134)
Balance, April 30, 2015	(90,467)	(25,000)	—	(115,467)
Impairment loss (note 4)	(1,273)	(75,290)	(1,520)	(78,083)
April 30, 2016	$(91,740)	$(100,290)	$(1,520)	$(193,550)

Net book value:
April 30, 2015	$9,628	$154,900	$5,070	$169,598
April 30, 2016	—	79,610	3,288	82,898

8.	Restructuring:
We are undergoing a comprehensive review of our operations, organizational structure and fleet with the view to reducing operating costs. In connection with the ongoing review, we have incurred restructuring expenses consisting of employee related severance costs and other associated costs. The majority of the payments relating to the accrual as at April 30, 2016 will be made in fiscal 2017. Other associated costs included costs related to professional advisors retained by the Company to assist with the Bankruptcy process.
We have also incurred restructuring expenses related to contractual lease, maintenance and other costs on specific leased helicopters we have permanently ceased use of in operations and do not form part of our prospective fleet strategy. The majority of the lease obligations will expire by fiscal 2018.
On May 5, 2016, the Debtors filed Petitions seeking relief under the Bankruptcy Code, as described in note 1. The Debtors have filed motions for the rejection or abandonment of 99 helicopters in our fleet which we no longer need in the operation of our business. Certain lease associated restructuring costs accrued as at April 30, 2016 related to these rejected helicopter leases. The Bankruptcy Court may allow claims made by the lessors against the Debtors in association with these leases which may materially differ from the lease associated costs accrued.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

The following table summarizes the restructuring expense and liability for the year ended and as at April 30, 2016:

	Employee related severance costs and other (iii)	Lease associated costs	Total
Restructuring expense	$35,943	$44,404	$80,347
Non-cash charges and foreign exchange (i)	(5,203)	4,553	(650)
Cash payments	(6,911)	(374)	(7,285)
Balance as at April 30, 2015	23,829	48,583	72,412
Restructuring expense	49,789	44,902	94,691
Non-cash charges and foreign exchange (ii)	(3,012)	(903)	(3,915)
Cash payments	(59,650)	(34,271)	(93,921)
Balance as at April 30, 2016	$10,956	$58,311	$69,267

(i)
Included within employee related severance costs is the acceleration of the vesting of stock options for certain terminated employees (note 18) and the settlement of the Netherlands defined benefit plan (note 20). Included within lease associated costs is the adjustment to operating lease related asset and liability balances for helicopters we have permanently ceased use of in operations.

(ii)
Included within employee related severance costs is a curtailment loss recognized on the Norway unfunded pension plan (note 20). Included within lease associated costs is the adjustment to operating lease related asset and liability balances for helicopters we have permanently ceased use of in operations.

(iii)
Included within restructuring expense for the fiscal year ended April 30, 2016 is $14.9 million for costs related to professional advisors retained by the Company to assist with the Bankruptcy process.

As of April 30, 2016, we have expensed $85.7 million of employee related severance and other costs and $89.3 million of lease associated costs cumulatively to date under this restructuring review. On an ongoing basis we are monitoring our market environment and where necessary, will incur additional restructuring expenses.

9.	Investments:

	Percentage ownership	2015	2016
Equity accounted investments:
TAS	29.9%	$25,022	$29,508
Luchthaven Den Helder C.V.	50.0%	8,270	8,131
		33,292	37,639
Other, at cost		1	1
		$33,293	$37,640
There is no quoted market value available for the investments accounted under the equity method.
Of our consolidated deficit, $14.1 million and $18.0 million relates to undistributed earnings of equity method investees as at April 30, 2015 and 2016, respectively. We received dividends from our equity accounted investments of $3.3 million, $2.9 million and $0.6 million for the years ended April 30, 2014, 2015 and 2016.
During the year ended April 30, 2015 we sold our interest in Helideck Certification Agency for $4.5 million. A gain on the sale of $4.1 million was recognized in earnings from equity accounted investees.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

10.	Inventories:

	2015	2016
Work-in-progress for long-term maintenance contracts under completed contract accounting	$7,551	$5,749
Consumables	118,339	100,667
Provision for obsolete and excess inventories	(8,142)	(14,167)
	$117,748	$92,249
During the year ended April 30, 2016, we recorded an impairment charge of $17.9 million to increase our provision on certain consumable inventories (note 4). Consumable inventories identified as excess have been measured at estimated market value, based on our experience with past sales of surplus consumable inventories and our assessment of resale market conditions.

11.	Accounts receivable:
The allowance for doubtful accounts continuity schedule is as follows:

	2015	2016
Balance, beginning of the year	$(2,315)	$(1,746)
Additional allowances	(1,384)	(2,086)
Net write-offs and collections	1,953	1,695
Balance, end of the year	$(1,746)	$(2,137)

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

12.	Other assets:

	2015	2016
Current:
Helicopter operating lease funded residual value guarantees (a) (note 4)	$24,349	$2,757
Foreign currency embedded derivatives (b) (note 21)	11,754	14,063
Mobilization costs	8,179	5,502
Deferred financing costs (c)	8,126	29,126
Prepaid helicopter rentals	4,166	3,783
Residual value guarantees	2,861	2,110
Foreign currency forward contracts (b) (note 21)	492	62
Other receivable	7,943	8,813
	$67,870	$66,216
Non-current:
Helicopter operating lease funded residual value guarantees (a) (note 4)	$202,209	$146,460
Helicopter deposits	70,123	66,170
Security deposits	38,695	39,465
Deferred financing costs (c)	38,459	12,899
Foreign currency embedded derivatives (b) (note 21)	22,243	20,301
Long-term income tax receivable	19,490	30,570
Prepaid helicopter rentals	15,941	12,780
Accrued pension asset (note 20)	15,091	9,764
Mobilization costs	14,760	9,801
Pension guarantee assets (note 20)	8,521	7,998
Residual value guarantees	8,441	6,765
Foreign currency forward contracts (b) (note 21)	775	46
Other	3,408	4,462
	$458,156	$367,481

(a)	Helicopter operating lease funded residual value guarantees:
This category includes amounts due from lessors on the financing of 61 helicopters and 47 helicopters under operating leases as at April 30, 2015 and 2016, respectively. Such guarantees bear interest at 0% to 10% for each of the years ended April 30, 2015 and 2016 with principal and accrued interest due at maturity. These guarantees mature between fiscal 2017 and 2024.
During the years ended April 30, 2014, 2015 and 2016, we recognized $6.1 million, $4.9 million and $4.3 million of interest income on these guarantees, respectively.
See note 4 for details of impairment charges on these balances.
On May 5, 2016, the Debtors filed Petitions seeking relief under the Bankruptcy Code, as described in note 1. The Debtors have filed motions for the rejection or abandonment of 99 helicopters in our fleet which we no longer need in the operation of our business. As of April 30, 2016, the helicopter operating lease funded residual value guarantee asset includes $137.8 million related to helicopter leases which we have filed motions to reject with the Bankruptcy Court. As of July 15, 2016, the Bankruptcy Court had approved 65 helicopter lease rejections.

(b)	Fair value measurements:
The fair value of the foreign currency embedded derivatives and forward contracts is determined to be a recurring Level 2 fair value measurement. Level 2 measurements are determined using a present value model, which include inputs such as publicly available forward rates, credit spreads and interest rates applicable to the contracts. Inputs to the model are observable for the asset or liability, either directly or indirectly, for

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

substantially the full term of the financial instrument. There were no transfers between categories in the fair value hierarchy.

(c)	Deferred financing costs:
Deferred financing costs associated with our senior secured notes, senior unsecured notes, revolving credit facility and ABL facility, as a result of the default associated with our voluntary petitions for Bankruptcy, have been classified as current assets as at April 30, 2016.

13.	Other liabilities:

	2015	2016
Current:
Restructuring (note 8)	$57,310	$44,242
Foreign currency forward contracts (a) (note 21)	22,562	7,092
Deferred gains on sale-leasebacks of helicopters	13,927	13,987
Residual value guarantees	3,505	3,359
Foreign currency embedded derivatives (a) (note 21)	2,173	441
Contract inducement (b)	742	724
Other	1,881	695
	$102,100	$70,540
Non-current:
Accrued pension obligations (note 20)	$120,879	$103,895
Deferred gains on sale-leasebacks of helicopters	85,250	68,178
Residual value guarantees	19,245	19,654
Restructuring (note 8)	15,102	25,025
Insurance claims accrual (c)	8,888	10,776
Contract inducement (b)	7,203	6,304
Foreign currency forward contracts (a) (note 21)	6,894	813
Foreign currency embedded derivatives (a) (note 21)	2,526	261
Other	7,287	7,805
	$273,274	$242,711

(a)	Fair value measurements:
The fair value of the foreign currency embedded derivatives and forward contracts is determined to be a recurring Level 2 fair value measurement. Level 2 measurements are determined using a present value model, which include inputs such as publicly available forward rates, credit spreads and interest rates applicable to the contracts. Inputs to the model are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. There were no transfers between categories in the fair value hierarchy.

(b)	Contract inducement:
We received an inducement to enter into a 15 year Master Training Services Agreement (“MTSA”) with CAE Inc. (“CAE”) for the provision of training services to us on CAE’s worldwide network of simulators.
The inducement proceeds have been deferred in other liabilities and are recognized as a reduction in direct costs over the term of the MTSA as the amounts become non-refundable.

(c)	Insurance claims accrual:
The insurance claims accrual relates solely to our reinsurance subsidiary, CHC Reinsurance S.A. The amount represents accruals for losses that have been reported, but not yet paid and accruals for losses that have been

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

incurred, but not yet reported. The reinsurance subsidiary reinsures certain employee benefits, death and disability benefits, loss of license insurance and coverage not available in the commercial insurance market for the operations of the Company.

14.	Long-term debt obligations:

	Principal Repayment terms	Facility maturity dates	2015	2016
Senior secured notes (b)	At maturity	October 2020	$1,006,387	$1,007,539
Senior unsecured notes (c)	At maturity	June 2021	135,292	94,732
Senior secured revolving credit facility (d):
US LIBOR plus a 4.5% margin	At maturity	January 2019	—	327,500
Asset-based revolving credit facility (e)	At maturity	June 2020	—	139,000
Capital lease obligations (USD)	Quarterly	May 2016 - September 2025	34,370	75,190
Capital lease obligations (Euro)	Quarterly	September 2025	15,024	14,872
Boundary Bay financing – 6.93% (CAD) (f)	Monthly	April 2035	28,206	26,587
Total long-term debt obligations			1,219,279	1,685,420
Less: current portion			(3,624)	(1,659,534)
Long-term debt obligations			$1,215,655	$25,886

(a)	Event of default:
On May 5, 2016, the Debtors filed Petitions seeking relief under the Bankruptcy Code, as described in note 1. This constituted an event of default that accelerated our obligations under the senior secured notes and senior unsecured notes, the revolving credit facility and the ABL Facility. Accordingly, the outstanding balances and related deferred financing costs of these obligations have been presented as current liabilities and assets, respectively, as at April 30, 2016. We have classified capital lease obligations as current liabilities where the amounts are immediately due and payable due to defaults under the lease agreements due to the filing of the Petitions by the Debtors. Any efforts to enforce payments related to these obligations are automatically stayed as a result of the filing of the Petitions and are subject to the applicable provisions of the Bankruptcy Code.

(b)	Senior secured notes:
One of our Debtor subsidiaries has issued $1.3 billion of senior secured notes which bear interest at a rate of 9.25%, have semi-annual interest payments on April 15 and October 15, mature on October 15, 2020, and are governed by an indenture. They are guaranteed by most of our Debtor subsidiaries through a general secured obligation; secured on a first-priority lien basis by the collateral of each guarantor subject to the permitted liens under the indenture; subordinated to the priority payment lien obligations including the revolving credit facility (point d below); and senior to all unsecured indebtedness of each guarantor.
The secured notes can be redeemed at the option of the Company in whole or part, on or after October 15, 2015, at prices ranging from 100% to 104.625% of the principal, plus accrued and unpaid interest, or in whole at a price of 100% of the aggregate principal plus accrued and unpaid interest, if any.
Each holder of the senior secured notes has the right to require us to repurchase the senior secured notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest upon the occurrence of certain events constituting a change in control of the Company.
The senior secured notes contain certain covenants limiting our incurring additional indebtedness and liens based on the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to fixed charges and total indebtedness, all as defined in the indenture; and other restrictions including limitations on disposition of assets, payment of dividends or redemption of equity interests and transactions with affiliates.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

During the year ended April 30, 2015, one of our subsidiaries repurchased $155.7 million of the secured notes on the open market at premiums ranging from 95.50% to 109.13% of the principal, plus accrued and unpaid interest of $2.3 million. A loss on extinguishment of $7.1 million related to the repurchase premium, the unamortized net discount on the secured notes and the unamortized deferred financing costs was recognized.

(c)	Senior unsecured notes:
The senior unsecured notes have an aggregate principal value of $300.0 million, were issued at par value, bear interest at a rate of 9.375% with semi-annual interest payments on June 1 and December 1 and mature on June 1, 2021. They are guaranteed by most of our subsidiaries on a senior unsecured basis; are effectively subordinated to the secured indebtedness including the revolving credit facility and the senior secured notes to the extent of the value of the collateral securing such secured indebtedness; and are senior to all unsecured subordinated indebtedness of each guarantor.
The senior unsecured notes have the following optional redemption features:

•
Redemption by issuer any time prior to June 1, 2016 of 35% of the aggregate principal amount at a redemption price of 109.375% of the principal, plus accrued and unpaid interest, with the net proceeds of one or more equity offerings provided that at least 50% of the aggregate principal of the unsecured notes remains outstanding and the redemption occurs within 180 days of the closing date of the equity offering. This option expired unexercised on the outstanding senior unsecured notes subsequent to April 30, 2016.

•	Redemption in whole or part, on or after June 1, 2016, at redemption prices that range from 100% to 107.031% of the principal, plus accrued and unpaid interest.

•
Redemption in whole or in part at a price of 100% of the aggregate principal, plus a premium equal to the greater of: 1% of the principal, or the excess of the present value at the redemption date over the principal amount of the unsecured notes. Under this option, the present value at the redemption is to be computed based on a price of 107.031% on June 1, 2016, plus all required interest due on the unsecured notes through June 1, 2016 (excluding accrued but unpaid interest to the applicable redemption date). The applicable discount rate is equal to the treasury rate as of the redemption date plus 50 basis points. This option expired unexercised subsequent to April 30, 2016.

Each holder of the unsecured notes has the right to require us to repurchase the unsecured notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest upon the occurrence of certain events constituting a change of control of the Company.
The senior unsecured notes contain certain covenants limiting our incurring additional indebtedness and liens based on the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to fixed charges and total indebtedness, all as defined in the indenture; and other restrictions including limitations on disposition of assets, payment of dividends or redemption of equity interests and transactions with affiliates.
During the year ended April 30, 2015, one of our subsidiaries redeemed $105.0 million of the senior unsecured notes at a redemption price of 109.375% of the principal, plus paid accrued and unpaid interest of $4.8 million. A loss on extinguishment of $11.7 million related to the redemption premium and unamortized deferred financing costs was recognized. One of our subsidiaries also repurchased $39.0 million of the senior unsecured notes on the open market at prices ranging from 92.75% to 95.04% of the principal, plus accrued and unpaid interest of $0.2 million. A gain on extinguishment of $1.4 million related to the repurchase discount and the unamortized deferred financing costs was recognized. Furthermore, we purchased $20.8 million of senior unsecured notes at a price of 67.50% of the principal amount for $14.0 million, plus accrued and unpaid interest of $0.8 million. A gain on extinguishment of $6.1 million related to the tender discount and the unamortized deferred financing costs was recognized.
During the year ended April 30, 2016, one of our subsidiaries repurchased $40.6 million of the senior unsecured notes on the open market at prices ranging from 50.50% to 55.25% of the principal, plus accrued and unpaid interest of $0.5 million. A gain on extinguishment of $17.8 million related to the discount on repurchase, net of the unamortized deferred financing costs, was recognized.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

(d)	Revolving credit facility:
The $375.0 million revolving credit facility bears interest at the Alternate Base Rate, LIBOR, CDOR, Canadian Prime Rate or EURIBOR plus an applicable margin that ranges from 2.75% to 4.50% based on the total leverage ratio calculated as of the most recent quarter. The revolving credit facility has a five year term, is secured on a priority basis and ranks equally with the senior secured notes except for payments upon enforcement and insolvency, where the revolving credit facility will rank before the note holders. The revolving credit facility is guaranteed by most of our subsidiaries through a general secured obligation. The revolving credit facility covenants include a requirement for us to maintain a first priority debt leverage ratio of 2.5:1, which is tested at the end of each financial quarter.

(e)	ABL Facility:
On June 12, 2015, one of our subsidiaries entered into an asset-based revolving credit facility with a syndicate of financial institutions of up to $145.0 million, subject to borrowing base availability. The ABL Facility was used to finance the acquisition of helicopters of up to a certain percentage of the aggregate eligible helicopter value included within the arrangement and could be drawn in U.S. dollars, Euros or other currencies. It bears interest at an adjusted LIBOR rate plus an applicable margin that ranges from 2.00% to 3.25%, based on the percentage of excess availability in the ABL Facility calculated as of the most recent quarter. The ABL Facility has a five year term and is subject to acceleration of maturity under certain circumstances. The ABL Facility contains mandatory prepayment terms in the event outstanding borrowings exceed the lesser of the borrowing base or the effective commitments under the facility.
The ABL Facility is secured on a first priority perfected security interest in the capital stock of the borrower and in the helicopter equipment it acquires. Its covenants include a requirement for us to maintain a fixed charge coverage ratio, as defined, of 1.35:1, and contains other affirmative and negative covenants.

(f)	Boundary Bay financing:
On April 17, 2012, we sold our Boundary Bay facility to a third party and entered into a 23 year lease agreement to lease the building from the third party for $0.3 million per month for the first five years with an increase of the lesser of 12% or CPI every five years. Under the lease agreement we have the option to purchase the property during the first 10 years of the lease for $46.4 million up to April 2017 and $47.9 million from May 2017 to April 2022. We also have an option to renew the lease agreement for an additional 10 years and a second option to renew the lease for a further five years.
As a result of the option to repurchase the Boundary Bay facility, which indicates that we have continuing involvement, the disposal of the facility was accounted for as a financing and not a sale; therefore, no gain on the sale of the facility was recognized in the consolidated statements of operations.
As a financing, the Boundary Bay facility remains on the consolidated balance sheets and continues to be amortized. The related proceeds were recorded as a finance obligation with payments recorded to interest expense and the finance obligation based on the amortization of the obligation over the life of the lease agreement. On May 5, 2016, as the Debtors filed Petitions seeking relief under the Bankruptcy Code, the lease for the facility was in default under the terms of the lease arrangement.

(g)	Repayment requirements:
Contractual repayment requirements related to the total debt obligations outstanding as of April 30, 2016 over the next five years and thereafter are as follows. All of our long-term debt obligations are classified as current due to the default caused by the Debtors’ Petitions with the Bankruptcy Court, excluding the Boundary Bay financing, where the lessor has no recourse to the proceeds previously received on the financing arrangement.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

	Boundary Bay financing	Capital lease obligations	Other long-term debt (i)	Total
2017	$701	$35,900	$—	$36,601
2018	750	20,617	—	21,367
2019	803	18,690	327,500	346,993
2020	861	5,281	—	6,142
2021	923	5,281	1,153,289	1,159,493
Thereafter	22,551	30,656	94,732	147,939
	26,589	116,425	1,575,521	1,718,535
Less interest	—	(26,364)	—	(26,364)
Total	$26,589	$90,061	$1,575,521	$1,692,171

(i)	These amounts exclude the net discount on the senior secured notes of $6.7 million which is included in the carrying amount of debt at April 30, 2016.

15.	Other financing income (charges):

	For the year ended
	April 30, 2014	April 30, 2015	April 30, 2016
Amortization of deferred financing costs	$(11,964)	$(7,464)	$(7,384)
Net gain (loss) on debt extinguishment (note 14(b) and (c))	(7,668)	(11,340)	17,799
Net loss on fair value of forward contract financial instruments	(13,354)	(31,746)	(9,833)
Net gain on fair value of embedded derivative financial instruments	12,097	42,886	6,148
Amortization of guaranteed residual values	(2,540)	(4,821)	(2,805)
Interest expense	(23,213)	(18,355)	(19,605)
Interest income	22,174	23,400	25,556
Fee settlement	10,000	—	—
Other	(8,785)	(10,401)	(6,237)
	$(23,253)	$(17,841)	$3,639

During the years ended April 30, 2014, 2015 and 2016, we capitalized interest of $1.5 million, $3.4 million and $4.0 million, respectively, to buildings under construction and helicopter deposits.

16.	Income taxes:
The income tax expense is comprised as follows:

	For the year ended
	April 30, 2014	April 30, 2015	April 30, 2016
Current income tax expense:
Cayman Islands	$—	$—	$—
Foreign	(21,669)	(20,595)	(10,881)
	(21,669)	(20,595)	(10,881)
Deferred income tax expense:
Cayman Islands	—	—	—
Foreign	(6,705)	(4,012)	1,375
	(6,705)	(4,012)	1,375
Income tax expense	$(28,374)	$(24,607)	$(9,506)

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

The components of loss before income tax are comprised as follows:

	For the year ended
	April 30, 2014	April 30, 2015	April 30, 2016
Cayman Islands	$79,681	$(299,502)	$29,670
Foreign	(222,226)	(470,651)	(457,950)
	$(142,545)	$(770,153)	$(428,280)

During the years ended April 30, 2014, 2015 and 2016, we recorded income tax expense of $28.4 million, $24.6 million and $9.5 million, respectively, resulting in an effective tax rate of (19.9)%, (3.2)% and (2.2)%, respectively. For most jurisdictions, we determined that the deferred tax assets are not more likely than not to be realized and, therefore, we continue to recognize a valuation allowance in respect of these deferred tax assets. As a result, the increase or decrease in loss before income tax will not have a significant impact on the income tax expense. The income tax expense is primarily comprised of withholding taxes as applicable and current income taxes in certain taxable jurisdictions.
As we operate in several tax jurisdictions, our income is subject to various rates of taxation. The income tax expense differs from the amount that would have resulted from applying the Cayman Islands statutory income tax rates to loss before income taxes as follows:

	For the year ended
	April 30, 2014	April 30, 2015	April 30, 2016
Loss before income tax	$(142,545)	$(770,153)	$(428,280)
Cayman Islands statutory income tax rate	—%	—%	—%
Income tax recovery calculated at statutory rate	—	—	—
(Increase) decrease in income tax expense resulting from:
Foreign income and withholding taxes	(20,682)	(21,429)	(11,828)
Change in valuation allowance position	(7,792)	(793)	181
Adjustments to prior years	—	(2,387)	2,169
Other	100	2	(28)
Income tax expense	$(28,374)	$(24,607)	$(9,506)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of deferred income tax assets and deferred income tax liabilities are presented below:

	2015	2016
Deferred income taxes:
Pension and other employee benefits	$26,950	$24,279
Losses carried forward	315,752	257,054
Deferred capital gains and deferred revenue	(48,769)	13,136
Valuation allowance and other	(301,154)	(300,674)
Net deferred income tax liability	$(7,221)	$(6,205)

Most of the temporary differences noted above were reduced by valuation allowances resulting in the net deferred income tax liabilities as follows:

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

	2015	2016
Distributed as follows:
Current deferred income tax assets	$416	$—
Current deferred income tax liabilities	(43)	—
Long-term deferred income tax assets	1,333	2,570
Long-term deferred income tax liabilities	(8,927)	(8,775)
	$(7,221)	$(6,205)
As at April 30, 2016, we have non-capital loss carry forwards that are available to reduce taxable income in future years. These non-capital loss carry forwards expire as follows:

	2018	2019	2020 and thereafter	No expiry date	Total
Tax losses (i):
Africa	$—	$—	$—	$8,048	$8,048
Australia	—	—	—	41,621	41,621
Brazil	—	—	—	122,975	122,975
Canada	—	—	166,715	—	166,715
Ireland	—	—	—	21,962	21,962
Luxembourg	—	—	—	17,574	17,574
Netherlands	—	—	20,063	—	20,063
Nigeria (ii)	—	—	—	11,240	11,240
Norway	—	—	—	349,215	349,215
Poland	1,888	2,004	3,428	—	7,320
United Kingdom	—	—	—	140,301	140,301
United States	—	—	56,033	—	56,033
Other	—	—	12,827	12,336	25,163
	$1,888	$2,004	$259,066	$725,272	$988,230

(i)
Represents the gross amount of tax loss carry forwards translated at closing exchange rates at April 30, 2016. Tax loss carry forwards in certain jurisdictions are subject to audit and the table above reflects our best estimate of the outcomes at the balance sheet date.

(ii)
On June 16, 2016, we terminated our agreement with the Nigerian Company and as a result we will deconsolidate Atlantic Aviation Limited and Atlantic Aviation FZE during the fiscal year ended April 30, 2017. The associated tax losses of these entities will not be available to us.

We have also accumulated at April 30, 2015 and 2016, respectively, approximately $1.0 million and $1.0 million in capital losses, which carry forward indefinitely. None of the capital losses are available to reduce future capital gains realized in the Cayman Islands, and $1.0 million and $1.0 million are available to reduce future capital gains realized in other foreign jurisdictions at April 30, 2015 and 2016, respectively.
We have provided a valuation allowance in respect of $838.7 million and $858.7 million of the non-capital losses as at April 30, 2015 and 2016, respectively (2015 – Cayman Islands – $nil, other jurisdictions – $838.7 million; 2016 – Cayman Islands – $nil, other jurisdictions – $858.7 million) and $1.0 million and $1.0 million of the capital losses in other foreign jurisdictions as at April 30, 2015 and 2016, respectively. The benefit anticipated from the utilization of the remaining non–capital losses has been recorded as a deferred income tax asset.
Uncertain tax positions:
The following table summarizes activity of the total amounts of unrecognized tax benefits:

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

	For the year ended
	April 30, 2014	April 30, 2015	April 30, 2016
Opening balance	$24,281	$25,475	$29,435
Additions in the current year	5,187	6,714	3,077
Reductions in current year	(3,117)	—	(734)
Foreign exchange	(876)	(2,754)	(2,196)
Total	$25,475	$29,435	$29,582
For the years ended April 30, 2015 and 2016, $23.4 million and $23.5 million of the unrecognized tax benefits would have an impact on the effective tax rate, if recognized.
The following table summarizes information regarding income tax related interest and penalties:

	For the year ended
	April 30, 2014	April 30, 2015	April 30, 2016
Net increase in interest and penalties	$2,587	$2,243	$862
The total amount of interest and penalties accrued on the consolidated balance sheet at April 30, 2015 and 2016 was $9.3 million and $10.2 million, respectively.
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

17.	Capital stock and accumulated other comprehensive loss:

(a)	Reverse stock split:
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
The principal effects of the reverse share split were as follows and have been implemented throughout these consolidated financial statements and related note disclosures:

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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

outstanding equity awards (including stock options, time-based restricted stock units, performance based restricted stock units, service vesting stock options and shares and share price performance options and shares). Additionally, the exercise price of any stock options outstanding under the 2013 Incentive Plan and those subject to other outstanding equity awards were proportionally adjusted to reflect the reverse share split ratio; and

•
Proportional adjustments were made to the per-share conversion price of the Company’s preferred shares. The reverse share split had no impact on the total number of authorized preferred shares or redeemable convertible preferred shares nor the number of redeemable convertible preferred shares issued and outstanding or its par value.

As at April 30, 2016, the authorized capital stock of the Company is 50,000,000 ordinary shares with a par value of $0.003; and 500,000,000 preferred shares, of which 6,000,000 have been established for our redeemable convertible preferred shares, with a par value of $0.0001.

(b)	Capital stock transactions:
On January 16, 2014, we completed our initial public offering (“IPO”) on the NYSE of 1,033,333 ordinary shares of capital stock at a price of $300.00 per share, raising approximately $289.4 million, net of underwriting costs of $16.3 million and other costs directly related to the IPO of $4.3 million. The net proceeds were allocated $3.1 thousand to the Capital Stock of the Company and $289.4 million to additional paid-in capital.
On February 20, 2014, the underwriters in our IPO exercised an option to purchase 100,000 ordinary shares of capital stock at a price of $300.00 per share, raising approximately $28.4 million, net of underwriting costs of $1.6 million. The net proceeds were allocated $28.4 million to additional paid-in capital.
We issued 24,329 and 13,280 ordinary shares of capital stock on the exercise and net settlement of time-based restricted share units, performance-based restricted share units, service vesting stock options and service vesting shares during the years ended April 30, 2015 and April 30, 2016, respectively.

(c)	Accumulated other comprehensive loss:
The following table sets forth the changes in the balances of each component of accumulated other comprehensive loss:

	Foreign currency translation	Defined benefit plan (note 20)	Total
Balance, April 30, 2013	$(25,126)	$(64,709)	$(89,835)
Other comprehensive loss	(14,428)	(19,316)	(33,744)
Reclassified from other comprehensive loss	—	795	795
Balance, April 30, 2014	(39,554)	(83,230)	(122,784)
Other comprehensive loss	(148,455)	(46,751)	(195,206)
Reclassified from other comprehensive loss	—	1,763	1,763
Balance, April 30, 2015	(188,009)	(128,218)	(316,227)
Other comprehensive loss	(33,696)	(17,495)	(51,191)
Reclassified from other comprehensive loss	—	2,831	2,831
Balance, April 30, 2016	$(221,705)	$(142,882)	$(364,587)

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

18.	Stock-based compensation:

(a)	2013 Omnibus Incentive Plan (“2013 Incentive Plan”):
The 2013 Incentive Plan, adopted on December 16, 2013, is an equity compensation plan that permits us to grant non-qualified stock options, incentive stock options, share appreciation rights, restricted shares, restricted share units, other share based awards and performance compensation awards to certain eligible directors, officers, employees, consultants or advisors of the Company and its affiliates. A maximum of 480,704 ordinary shares of the Company are available to be granted under the 2013 Incentive Plan.
The vested options and shares are net share settled, meaning that shares are withheld to cover the required withholding tax. The remaining amounts are delivered to the recipient as ordinary shares of capital stock. These withheld shares are no longer considered issued and outstanding, thereby reducing our ordinary shares outstanding used to calculate net loss per ordinary share. These shares are returned to the reserves and are available for future issuance under the 2013 Incentive Plan.
New awards
Since January 16, 2014, certain eligible members of the Company have been granted stock options, time-based restricted stock units (“RSUs”) and performance based restricted stock units (“PB RSUs”).
The stock options vest and are exercisable in three equal annual installments of 33.3% beginning one year from the date of grant. All stock options will vest immediately on a change of control and then cancelled, unless the stock options are assumed, continued or substituted by the new entity.
The RSUs vest in three equal annual installments of 33.3% beginning one year from the date of grant. The eligible employee receives ordinary shares of the Company equal to the number of RSUs vested. All of the RSUs will vest immediately on a change of control and then be cancelled, unless the RSUs are assumed, continued or substituted by the new entity. The holders of RSUs are entitled to receive cash dividend equivalents, which would be reinvested in RSUs.
The PB RSUs cliff vest on the third anniversary of the date of grant. The number of shares to be received will range from 0% to 200% of the PB RSUs granted, based on the change in the Company’s stock price relative to the change in the stock prices of the companies in the S&P Energy Index over the three year period from the date of grant. All of the PB RSUs will convert into RSUs on a change of control, unless the PB RSUs are assumed, continued or substituted by the new entity. The holders of PB RSUs are entitled to receive cash dividend equivalents, which would be reinvested in RSUs.
During the year ended April 30, 2015, a new type of stock option was issued (“2015 options”), which vest and are exercisable in five equal annual installments of 20.0% beginning one year from the date of grant. There are restrictions on when certain employees are permitted to exercise their vested options. During the years ended April 30, 2015 and 2016, we granted 256,621 and 77,659 of these options.
Stock options, RSUs, and PB RSUs of certain employees were modified to accelerate service vesting upon termination, resulting in $0.8 million recorded in restructuring expense during the year ended April 30, 2015.
The following table summarizes the stock options, including 2015 options, under the 2013 Incentive Plan:

	April 30, 2015				April 30, 2016
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of year	84,584	$300.00		$—	326,989	$98.10		$—
Granted	258,559	44.70		18.90	77,665	29.40		15.60
Forfeited or expired	(16,154)	298.80		—	(74,005)	192.30		—
Outstanding, end of year	326,989	$98.10	8.4 years	$40.80	330,649	$60.90	8.6 years	$29.40
Exercisable, end of year	57,790	$299.40	6.9 years	$123.60	104,023	$156.30	6.6 years	$67.20

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

The following table summarizes the RSUs under the 2013 Incentive Plan:

	April 30, 2015				April 30, 2016
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of year	35,422	$—		$—	13,136	$—		$—
Granted	5,005	—		149.70	27,980	—		18.00
Exercised	(22,535)	—		—	(7,133)	—		—
Forfeited	(4,756)	—		—	(6,606)	—		—
Outstanding, end of year	13,136	$—	1.5 years	$270.30	27,377	$—	0.5 years	$59.10
Exercisable, end of year	—				—
The following table summarizes the PB RSUs under the 2013 Incentive Plan:

	April 30, 2015				April 30, 2016
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of year	13,442	$—		$—	2,998	$—		$—
Exercised	(7,333)	—		—	—	—		—
Forfeited	(3,111)	—		—	(1,166)	—		—
Outstanding, end of year	2,998	$—	1.7 years	$378.00	1,832	$—	0.7 years	$378.00
Exercisable, end of year	—				—

Exchanged awards
In connection with our IPO on January 16, 2014, members of the 2011 Plan (see (b) below) exchanged their performance options for either share price performance options or share price performance shares under the 2013 Incentive Plan, and their time and performance options for either service vesting stock options or service vesting shares under the 2013 Incentive Plan.
The share price performance options and share price performance shares vest and are exercisable in up to four tranches based on the satisfaction of specified market conditions. Once vested, the ordinary shares will be subject to transfer restrictions and can only be sold on a pro-rata basis when 6922767 Holding (Cayman) Inc. (“Cayman Inc.”), one of our shareholders, sells ordinary shares of the Company.
The service vesting stock options and service vesting shares vest and are exercisable in three equal annual installments of 33.3% beginning six months after the date of grant. The service vesting stock options are granted at an exercise price not less than 100% of the fair value of an ordinary share on the date of grant.
The following table summarizes the 2013 Incentive Plan service vesting stock options received in exchange for performance options under the 2011 Plan:

	April 30, 2015				April 30, 2016
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of year	1,546	$0.003		$—	506	$0.003		$—
Exercised	(1,040)	—		—	(383)	0.003		—
Outstanding, end of year	506	0.003	8.7 years	300.00	123	0.003	7.7 years	300.00
Exercisable, end of year	—				—

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

The following table summarizes the 2013 Incentive Plan share price performance options:

	April 30, 2015				April 30, 2016
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of year	5,965	$300.00		$—	3,235	$300.00		$—
Forfeited	(2,730)	300.00		—	(1,991)	300.00		—
Outstanding, end of year	3,235	$300.00	8.7 years	$115.80	1,244	$300.00	7.7 years	$115.80
Exercisable, end of year	—				—
The following table summarizes the 2013 Incentive Plan service vesting shares:

	April 30, 2015				April 30, 2016
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of year	8,109	$—		$—	351	$—		$—
Exercised	(7,758)	—		—	(229)	—		—
Outstanding, end of year	351	$—	1.2 years	$300.00	122	$—	0.2 years	$300.00
Exercisable, end of year	—				—
The following table summarizes the 2013 Incentive Plan share price performance shares:

	April 30, 2015				April 30, 2016
	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value	Outstanding number of instruments	Weighted average exercise price	Weighted remaining contractual life	Weighted average grant date fair value
Outstanding, beginning of year	21,634	$—		$—	1,175	$—		$—
Forfeited	(20,459)	—		—	(337)	—		—
Outstanding, end of year	1,175	$—	8.7 years	$135.90	838	$—	7.7 years	$135.90
Exercisable, end of year	—				—

Valuation of new awards
The fair value of the 2015 options issued under the 2013 Incentive Plan was estimated using a Black-Scholes model. The key factors assumptions in estimating the fair value include the expected term, risk-free interest rate and the expected volatility.

For the year ended
	April 30, 2015	April 30, 2016
Expected term	6.5 years	6.5 years to 7.5 years
Risk-free interest rate	1.61% - 1.83%	1.58% - 2.19%
Expected dividends	nil	nil
Volatility	40%	50%
The fair value of RSUs granted was equal to the share price of the Company on the date of the grant.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

(b)	2011 Management Equity Plan (“2011 Plan”):
On December 30, 2011, Cayman Inc. adopted an equity compensation plan that permitted it to grant time and performance options, performance options and/or restricted share units to certain eligible employees, directors or consultants of Cayman Inc. and its affiliates.
The time and performance options vest in four equal installments of 25% beginning one year from the date of grant, but cannot be exercised until the occurrence of an Exit Event as defined in the Plan, which results in an exit value being equal to or in excess of the initial investment by the Ordinary A shareholders in Cayman Inc. All of the unvested time and performance options will vest immediately in the event the Ordinary A shareholders receive distributions equal to their initial investment or on a change of control.
On January 16, 2014, certain employees exchanged time and performance options and performance options under the 2011 Plan for service vesting options and share price performance options under the 2013 Incentive Plan. The exchange of the time and performance options changed the exercise price for service vesting stock options and the shares which resulted in an incremental compensation cost of $2.2 million, which was recognized during the year ended April 30, 2015.
The following table summarizes the time and performance stock option activity under the 2011 Plan:

	April 30, 2015			April 30, 2016
	Number of options	Weighted average exercise price	Weighted remaining contractual life	Number of options	Weighted average exercise price	Weighted remaining contractual life
Outstanding, beginning and end of year	891	$781.80	6.7 years	891	$781.80	5.7 years
Exercisable, end of year	891			891
Under the 2011 Plan, there were no outstanding performance stock options and RSUs as at April 30, 2015 and 2016.

(c)	Stock-based compensation expense:
During the years ended April 30, 2014, 2015 and 2016, we recorded in general and administration costs in the statements of operations stock-based compensation expense of $26.4 million, $9.5 million, and $3.8 million, respectively. During the year ended April 30, 2015, $2.6 million was included in restructuring expense in the statements of operations.
As at April 30, 2016, there was $4.8 million of unrecognized stock-based compensation expense which, based on the current terms of the awards, is expected to be recognized over a weighted average period of approximately three years.

19.	Redeemable convertible preferred shares:
On August 21, 2014, CHC Group Ltd. and its subsidiaries entered into an investment agreement with funds managed by CD&R for an investment of up to $600.0 million in us by means of a purchase of Redeemable Convertible Preferred Shares (“preferred shares”), with a par value of $0.0001, in a private placement at a purchase price of $1,000 per share, which was completed in three closings on October 30, November 12 and December 15, 2014. The private placement raised proceeds of $572.8 million, net of direct transaction costs of $27.2 million. 6922767 Holding (Cayman) Inc., an entity controlled by affiliates of First Reserve, was no longer our majority shareholder on an as-converted basis as of October 30, 2014, the date of the first closing of the preferred shares issued to CD&R.
During the years ended April 30, 2015 and April 30, 2016, we paid CD&R dividends-in-kind of $17.0 million and $54.1 million through the issuance of 17,045 and 54,144 preferred shares, respectively. As at April 30, 2016, CD&R held 671,189 preferred shares.
In connection with the investment agreement, our board of directors approved 6,000,000 authorized preferred shares be established out of the authorized preferred shares of capital stock, with a par value of $0.0001. Certain selected and material terms of the preferred shares are described as follows:

•
In the event of liquidation, the preferred shares rank senior to the ordinary shares for any distribution of assets and are entitled to a cumulative dividend, as well as being subordinated in right of payment to all of our

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

indebtedness. Preferred shareholders will be specifically entitled to receive liquidating distributions equal to the greater of: the liquidation value, or the amount that a preferred shareholder would have received if the preferred shares were converted into ordinary shares immediately prior to the liquidation. Liquidation value is the sum of $1,000 per share and accrued dividends as of the date of liquidation.

•
Preferred shareholders are entitled to cumulative dividends accruing daily on a quarterly compounding basis at a rate of 8.50% per annum. Dividends will be paid out through the issuance of preferred shares for accruals up to the second anniversary of the second closing; thereafter, they will be paid in cash or through the issuance of preferred shares at our option on a quarterly basis as authorized by our board of directors. Additionally, the preferred shares are entitled to participate equally and ratably with ordinary shareholders and receive any dividends or distributions which may be paid on ordinary shares.

•
In an event of default the cumulative dividend rate will increase to 11.50% per annum and we will be restricted from paying dividends on, or redeeming securities, junior to the preferred shares. Default is defined as: our failure to pay participating dividends with dividends on the ordinary shares; our failure to pay in cash or satisfy through the issuance of preferred shares, as applicable, any accrued preferred dividend; our failure to pay default interest upon the occurrence of a default; our failure to comply with its obligations to convert preferred shares or to maintain sufficient authorized ordinary shares to effect a conversion of all issued preferred shares; or our failure to comply with our obligation to repurchase any preferred shares upon a change of control.

•
Preferred shareholders may voluntarily convert their preferred shares into ordinary shares. The number of ordinary shares received will be equal to the quotient of (i) the liquidation value (sum of $1,000 per share and accrued dividends as at the date of liquidation) divided by (ii) the then-effective conversion price, which will initially be $225.00 and increase by 0.25% every quarter after the second closing until the eighth anniversary of the second closing. The conversation price as of April 30, 2016 was $228.06. Proportional adjustments were made to the per-share conversion price due to the reverse stock split as described in note 17.

•	Preferred shares will be subject to mandatory conversion when:

◦
Following the second anniversary of the second closing, the volume-weighted average sale price per ordinary share (“VWAP”), equals or exceeds 175% of the conversion price for 30 consecutive trading days;

◦	Following a reorganization event, the daily VWAP of the shares of the to-be surviving company equals or exceeds 175% of the adjusted conversion price for 30 consecutive trading days;

◦	Following the eighth anniversary of the second closing, the average VWAP for the 10 preceding trading days equals or exceeds the conversion price; and

◦	The liquidation value of all issued and outstanding preferred shares is less than $50.0 million.

•
We may, at our option, convert the preferred shares into ordinary shares under two scenarios provided that during the preceding 10-trading day period we are not in possession of material non-public information that, if publicly disclosed, would be reasonably expected to have a material and adverse effect on the closing price of the ordinary shares:

◦	Following the eighth anniversary of the second closing based on a conversion price equal to the lesser of the then-effective conversion price and the average VWAP for the 10 preceding trading days, or

◦
Following the fifteenth anniversary of the second closing based on a conversion price equal to the lesser of (I) the then-effective conversion price and (II) the greater of the average VWAP for the 10 preceding trading days and 50% of the then-effective conversion price.

•
The aggregate voting ordinary shares issued upon conversion of preferred shares held by any holder and its affiliates may not exceed 49.9% of the total voting ordinary shares issued and outstanding immediately after such conversion and, for each voting ordinary share not issued due to this limitation, the holder will receive a non-voting ordinary share.

•
Upon a change of control, should the mandatory conversion provisions not apply and the shareholder not wish to redeem their preferred shares at the liquidation value in effect, preferred shareholders will be permitted to retain a comparable preferred instrument in the surviving entity in the merger or reorganization.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

•
Preferred shareholders will vote at all shareholders meetings together with, and as part of one class with the ordinary shares, provided that the preferred shares of any one holder and its affiliates (together with any votes of such holder and its affiliates in respect of any previously issued ordinary shares upon conversion of preferred shares) will not represent more than 49.9% of the total number of votes. In addition, the prior written consent of the holders of a majority of the preferred shares will be required to, among other things, (i) create, or issue additional, equity or convertible securities other than voting or non-voting ordinary shares or (ii) enter into a debt agreement restricting the payment of dividends or a distribution by the issuance of preferred shares or the conversion of preferred shares into ordinary shares.

20.	Employee pension plans:

(a)	Defined contribution pension plans:
The following table summarizes contributions to defined contribution plans:

	For the year ended
	April 30, 2014	April 30, 2015	April 30, 2016
Company contributions	$14,613	$15,179	$16,106

(b)	Defined benefit pension plans:
We have funded and unfunded flat-benefit and final-pay defined benefit pension plans in Canada, the UK and Norway for certain eligible employees. Funded plans require us to make cash contributions to ensure there will be sufficient assets to discharge the plans’ benefit obligations as they become due. Unfunded plans do not require contributions to be paid into the plans as we pay the benefit obligations directly as they are due. Employer contributions expected to be paid to the defined benefit pension plans during the year ended April 30, 2017, required by funding regulations and law, are $25.3 million.
The plan assets and accrued benefit obligation are measured at fair value as at April 30, 2016. The most recent actuarial valuations of the defined benefit pension plans were conducted as at April 30, 2016 and the next actuarial valuations are required as at April 30, 2017.
Netherlands defined benefit plan
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
Canada defined benefit plan
The commencement of the Bankruptcy Cases constituted an event of default in accordance with the Supplemental Retirement Plan Agreements with certain plan participants, who could demand payment under one or more renewable letters of credit related to the participant’s benefit liabilities. As a result we will recognize a settlement loss of approximately $13.0 million, comprised of the net reduction in projected benefit obligation and accumulated other comprehensive loss, in our results for the fiscal year ended April 30, 2017.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

UK defined benefit plans
In the UK, the Trustees have outsourced the fiduciary management of the investment portfolio including the determination of asset allocation to two investment advisors. These fiduciary managers invest the assets of the plan at their discretion in fixed income instruments and various pooled funds with respect to the growth assets and report back to the Trustees at regular intervals. The agreements with the fiduciary managers currently stipulate an investment objective of 3.7% over a proxy return on a matching asset to the liabilities of the plans. This investment objective is subject to change based upon agreement between the Trustees and the fiduciary managers. The expected rate of return assumptions for the UK reflect this agreed investment objective. The Trustees have established a long term plan for the pension fund which provides for various de-risking mechanisms as the funded status of the plan improves over time. The fiduciary managers are required to operate within the parameters of this long term plan.
Norway defined benefit plans
During the year ended April 30, 2016, we recognized a curtailment loss on the Norway unfunded plan as a result of employee headcount reductions due to our restructuring program. As a result, we recorded a curtailment loss of $3.6 million in restructuring expense for the year ended April 30, 2016.
The investment policy requires that the assets held in the Norwegian plans are to be diversified as shown below.

Category	Minimum / Maximum
Total equities (including private equity)	5% to 50%
Total bonds	30% to 70%
Money market	0% to 50%
Real estate funds	0% to 10%
While the asset mix varies in each plan, overall the asset mix, as a percentage of total market value, of all the defined benefit plans at April 30, 2015 was 1% cash, 30% equities, 37% fixed income and 32% money market and other. At April 30, 2016 the asset mix of all the defined benefit plans was 1% cash, 26% equities, 34% fixed income and 39% money market and other.
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
Annually, the Board of the standard Norwegian Avtalefestet pension (contractual pension or “AFP”) decides the pension contributions to be paid by the employers and Norwegian government. This is based on the funding requirement for current and future benefit payments. There are no minimum funding mechanisms and no information on our share of the pension assets or obligations is available. The plan assets are held in a Joint Scheme for AFP (“Fellesordningen for AFP”) legal entity which was created by law to safeguard the plan assets. Employees are entitled to a pension benefit equivalent to 0.314% of salary to a maximum of 7.1 times the government set base amount per year of service until the age of 61.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

	2015	2016
Change in benefit obligations:
Benefit obligations, beginning of year	$867,058	$749,959
Current service cost	18,523	15,175
Interest cost	31,433	22,294
Plan amendments	(3,498)	—
Settlements and curtailments	(137,505)	3,567
Actuarial loss (gain)	141,260	(27,275)
Benefits paid	(27,675)	(25,472)
Foreign currency translation	(139,637)	(38,526)
Benefit obligations, end of year	$749,959	$699,722
Change in plan assets:
Fair value of plan assets, beginning of year	$790,444	$644,171
Actual return on plan assets	94,263	(12,060)
Employer contributions	45,164	32,869
Employee contributions	2,506	1,500
Benefits paid	(27,675)	(25,472)
Settlements	(126,779)	—
Foreign currency translation	(133,752)	(35,417)
Fair value of plan assets, end of year	$644,171	$605,591

	2015	2016
Fair value of plan assets	$644,171	$605,591
Less: Projected benefit obligation	749,959	699,722
Funded status	(105,788)	(94,131)
Pension guarantee assets	8,521	7,998
Net recognized pension liability	$(97,267)	$(86,133)

Accumulated benefit obligation	$717,335	$668,872
The following table presents selected information for pension plans that are not fully funded:

	2015	2016
Projected benefit obligation	$374,147	$340,999
Fair value of plan assets	253,207	238,562
Accumulated benefit obligation	373,871	340,496

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

	2015	2016
Net recognized pension liability:
Non-current asset – pension guarantee assets (note 12)	$8,521	$7,998
Non-current asset (note 12)	15,091	9,764
Non-current liability (note 13)	(120,879)	(103,895)
	$(97,267)	$(86,133)
	2015	2016
Amounts recorded in accumulated other comprehensive loss and redeemable non-controlling interests:
Unrecognized net actuarial and experience losses	$209,041	$229,963
Unrecognized prior service credits	(12,646)	(12,166)
	$196,395	$217,797
The significant weighted average actuarial assumptions adopted in measuring the defined benefit pension plan obligations and net benefit plan expense as at April 30, 2014, 2015 and 2016 are as follows:

	2014	2015	2016
Defined benefit pension plan obligations as of April 30:
Discount rate	4.11%	3.21%	3.04%
Rate of compensation increase	1.97%	1.90%	1.54%

Net defined benefit plan expense (income) for the years ended April 30:
Discount rate	4.06%	4.11%	3.21%
Expected long-term rate of return on plan assets	6.72%	6.66%	6.32%
Rate of compensation increase	2.06%	1.97%	1.90%
The net defined benefit pension plan expense (income) is as follows:

	For the year ended
	April 30, 2014	April 30, 2015	April 30, 2016
Current service cost	$19,832	$18,523	$15,175
Interest cost	32,021	31,433	22,294
Expected return on plan assets	(51,122)	(49,820)	(40,923)
Amortization of net actuarial and experience losses	1,792	1,943	4,786
Amortization of past service credits	(432)	(637)	(480)
Employee contributions	(2,970)	(2,506)	(1,500)
Loss on settlement or curtailment of plan	—	1,627	3,567
	$(879)	$563	$2,919

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

The components of other comprehensive loss relating to the plans consist of the following:

	For the year ended
	April 30, 2014	April 30, 2015	April 30, 2016
Other comprehensive loss (income):
Net loss	$35,320	$86,092	$25,708
Net prior service credit	(1,754)	(3,498)	—
Reclassification adjustments to net loss:
Amortization of net actuarial loss and past service credits	(1,360)	(1,306)	(4,306)
Loss on settlement of plan	—	(1,627)	—
Income tax benefit	—	1,077	—
	$32,206	$80,738	$21,402
The amortization of net actuarial loss and past service credits is recorded in direct costs, the loss on settlement or curtailment of plan is recorded in restructuring expense and the income tax benefit is recorded in income tax expense.
As at April 30, 2016, the estimated net loss and net prior service credit that will be amortized from accumulated other comprehensive loss into net defined benefit pension plan expense are $6.5 million and $(0.5) million, respectively.

(c)	Benefit payments:
As at April 30, 2016, benefits expected to be paid under the defined benefit pension plans in each of the next five fiscal years and in aggregate for the five fiscal years thereafter, are as follows:

Pension benefits
2017	$24,803
2018	25,068
2019	26,274
2020	27,284
2021	27,924
Next 5 years after 2021	151,501
$282,854

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

(d)	Pension plan assets and fair value measurement:

	April 30, 2015
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total plan assets
Assets:
Cash equivalents and other short-term investments	$4,338	$—	$—	$4,338
Equity investments	25,963	158,096	10,713	194,772
Fixed income	—	239,930	—	239,930
Money market and other	17,853	170,870	16,408	205,131
	$48,154	$568,896	$27,121	$644,171

	April 30, 2016
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total plan assets
Assets:
Cash equivalents and other short-term investments	$3,690	$—	$—	$3,690
Equity investments	25,493	120,294	12,118	157,905
Fixed income	—	206,635	—	206,635
Money market and other	49,235	163,751	24,375	237,361
	$78,418	$490,680	$36,493	$605,591
The methods and assumptions used to estimate the fair value of the pension assets in level 1 are based on publicly available quoted market prices. Fair values of level 2 assets are determined based on observable prices. The level 3 assets are valued using third party appraisals and changes in the level 3 assets are as follows:

	2015	2016
Opening	$38,997	$27,121
Actual return on plan assets	(1,442)	1,924
Purchases, sales and settlements, net	(2,082)	9,114
Foreign currency translation	(8,352)	(1,666)
	$27,121	$36,493

21.	Derivative financial instruments and fair value measurements:
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
The outstanding foreign exchange forward contracts are as follows:

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

	Notional		Fair value asset (liability)	Maturity dates (i)
April 30, 2015
Purchase contracts to sell U.S. dollars and buy Canadian dollars	CAD	228,000	$(15,220)	May 2015 to November 2017
Purchase contracts to sell U.S. dollars and buy Euros		€42,051	(7,405)	September 2015 to November 2015
Purchase contracts to sell Pounds Sterling and buy Euros		€31,000	(5,564)	May 2015 to December 2016

April 30, 2016
Purchase contracts to sell U.S. dollars and buy Canadian dollars	CAD	131,000	$(7,173)	May 2016 to November 2017
Purchase contracts to sell Pounds Sterling and buy Euros		€8,000	(624)	May 2016 to December 2016

(i)	All of our forward contract arrangements were terminated subsequent to April 30, 2016.
We enter into long-term revenue agreements, which provide for pricing denominated in currencies other than the functional currency of the parties to the contract. This pricing feature was determined to be an embedded derivative which has been bifurcated for valuation and accounting purposes.
The embedded derivative contracts and forward contracts are measured at fair value and included in other assets and/or other liabilities (notes 12 and 13). The gains and losses due to the change in fair value are recognized in the statement of operations as part of other financing income (charges) (note 15).
The carrying values of the other financial instruments, which are measured at other than fair value, approximate fair value due to the short term to maturity, collateral and security ranking, except for non-revolving debt obligations, the fair values of which are as follows:

	April 30, 2015		April 30, 2016
	Fair value	Carrying value	Fair value	Carrying value
Senior secured notes	$893,467	$1,006,387	$461,502	$1,007,539
Senior unsecured notes	89,800	135,292	6,158	94,732
The fair value of the senior secured and unsecured notes is determined based on market information provided by third parties which is considered to be a Level 2 measurement in the fair value hierarchy.

22.	Guarantees:
We have provided limited guarantees to third parties under some of our operating leases relating to a portion of the residual helicopter values at the termination of the leases, which have terms expiring between fiscal 2017 and 2025. Our exposure under the asset value guarantees including guarantees in the form of funded and unfunded residual value guarantees is approximately $251.0 million and $171.8 million as at April 30, 2015 and 2016, respectively.

23.	Related party transactions:

(a)	Related party leasing transactions and balances:
During the years ended April 30, 2014 and 2015, we engaged in leasing transactions with VIEs formerly related to one of our shareholders (note 3(b)(ii)).

(b)	Repayment of related party loans:
On June 24, 2013, one of our subsidiaries repaid $25.1 million of related party loans to companies under common control with one of our shareholders. The loan bore interest at 4.5% per annum.
On July 16, 2013, we borrowed $25.0 million from companies under common control with one of our shareholders. On July 19, 2013, the loan was repaid. The loan bore interest at 4.5% per annum.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

24.	Commitments:

(a)	Operating leases:
We have helicopter operating leases for 169 helicopters at April 30, 2015 and for 154 helicopters at April 30, 2016. As at April 30, 2016, these leases had expiry dates ranging from fiscal 2017 to 2025. For those helicopters where we have an unexercised option to purchase them for agreed amounts, the purchase options do not constitute bargain purchase options and we do not have a commitment to exercise the options. With respect to such leased helicopters, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at our expense. We either perform this work internally through our own repair and overhaul facilities or have the work performed by an external repair and overhaul service provider.
At April 30, 2016, we have commitments with respect to operating leases for helicopters, buildings, land and equipment. The Debtors have filed motions for the rejection of leases for 86 helicopters in our fleet which we no longer need in the operation of our business. As of July 15, 2016, the Bankruptcy Court had approved 65 helicopter lease rejections.
At April 30, 2016, the minimum lease rentals required under operating leases were payable in the following amounts over the following years ended April 30, based on the contractual commitments under the lease contracts at that time. Subsequent to April 30, 2016, we have filed motions to reject certain helicopter leases with the Bankruptcy Court which may substantially alter our minimum lease rentals. In addition, subsequent to April 30, 2016, we were in default of our lease arrangements (see note (b) below).

	Helicopter operating leases (i)	Building, land and equipment operating leases	Total operating leases
2017	$265,817	$14,403	$280,220
2018	255,210	10,681	265,891
2019	240,425	8,644	249,069
2020	201,944	5,145	207,089
2021	149,606	4,181	153,787
Thereafter	147,956	33,670	181,626
	$1,260,958	$76,724	$1,337,682

(i)
The helicopter operating leases exclude the remaining contractual lease commitments for 19 helicopters that we have permanently ceased use of in our operations and which do not form part of our prospective fleet strategy, which have been provided for as part of restructuring expense (note 8).

During the years ended April 30, 2014, 2015 and 2016, we incurred helicopter operating lease and associated costs of $227.9 million, $262.7 million and $249.8 million, respectively, and other operating lease costs of $17.4 million, $21.5 million and $20.7 million, respectively.
As at April 30, 2016, we have a total commitment of $236.8 million for the purchase of new helicopters, for which we have contractual commitments to pay in fiscal 2017 ($170.6 million) and 2018 ($66.2 million). We also have additional flexible orders of $258.3 million which allow us to monitor the market recovery before confirming dates and the type of aircraft for deliveries. Our additional flexible orders can also be cancelled with no further payment, subject to periodic forfeitures of deposits paid to date, up to a maximum of $30.1 million in forfeitures.
The terms of certain of the helicopter lease agreements impose operating and financial limitations on us. Such agreements limit the extent to which we may, among other things, incur indebtedness and fixed charges relative to our level of consolidated adjusted earnings before interest, taxes, depreciation and amortization all as defined in the relevant agreements.

(b)	Covenant compliance:
As a result of the May 5, 2016 filing of the Petitions by the Debtors in the Bankruptcy Court, all of our helicopter lease agreements were in default subsequent to April 30, 2016.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

Generally, in the event of a default, a lessor has the option to terminate the lease and require the return of the helicopter, with the repayment of any arrears of lease payments plus additional damages which may include the present value of all future lease payments and certain other amounts which could be material to our financial position. Most actions against the Debtors were automatically stayed pursuant to the Bankruptcy Code, with the lessors’ rights of enforcement for claims subject to the applicable provisions of the Bankruptcy Code.

(c)	Minimum training purchases:
Our fifteen year master training services agreement with CAE commits us to annual minimum training purchases as follows:

Minimum training service purchase commitment
2017	$9,549
2018	6,684
2019	4,679
2020	3,275
2021	2,293
and thereafter	4,449
$30,929

25.	Contingencies:

(a)	Legal proceedings:
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
On May 5, 2016, the Debtors filed the Petitions commencing the Bankruptcy Cases. As a result of the commencement of the Bankruptcy Cases, attempts to prosecute, collect, secure or enforce remedies with respect to pre-petition claims against the Debtors are subject to the automatic stay provisions of Section 362(a) of the Bankruptcy Code, including litigation relating to the Debtors. Notwithstanding the general application of the automatic stay described above, certain foreign governmental authorities, foreign courts and foreign parties may argue that the automatic stay does not apply in their jurisdiction and seek to continue any ongoing litigation.
The two securities class action lawsuits that were previously filed against the Company were consolidated into a single action, Rudman et al. v. CHC Group et al., which is pending in federal district court for the Southern District of New York.  A consolidated amended complaint was filed on November 6, 2015. The amended complaint alleges that the Company and others failed to disclose in our IPO materials that one of our major customers, Petrobras, had suspended payments on certain contracts due to the global stand-down of Airbus H225 aircraft. The amended complaint seeks class treatment and unspecified damages. CHC has filed a motion to dismiss and is awaiting a hearing date on that motion. The Company maintains adequate insurance to respond to these complaints.  Moreover, the Company disputes the allegations in the complaints and will vigorously defend against them.
In addition, from time to time, we are involved in tax and other disputes with various government agencies. The following summarizes certain of these pending disputes:
On May 2, 2008, Brazilian customs authorities seized one of our helicopters (customs value of $10.0 million) as a result of allegations that we violated Brazilian customs law by failing to ensure our customs agent and the customs agent’s third-party shipping company followed approved routing of the helicopter during transport. We secured release of the helicopter and are disputing through court action any claim for penalties associated with the seizure and the alleged violation. We preserved our rights by filing a civil action against

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

our customs agent for any losses that may result. The State Court of São Paulo has ruled that our agent will be responsible for the value of the helicopter if the government’s seizure is upheld. That decision is under appeal. At April 30, 2016, it is not possible to determine the ultimate outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.
Our Brazilian subsidiary is disputing claims from the Brazilian tax authorities that it was not entitled to certain credits in 2004 and 2007. The tax authorities are seeking up to $2.0 million in additional taxes plus interest and penalties. We believe that based on our interpretation of tax legislation and well established aviation industry practice we are in compliance with all applicable tax legislation and plan to defend this claim vigorously. At April 30, 2016, it is not possible to determine the outcome of this matter or the significance, if any, to our business, financial condition and results of operations.
Our Brazilian subsidiary is also disputing assessments from the municipal governments in Macaé and Cabo Frio related to cross-border flights and invoicing. The municipalities are seeking up to $4.3 million in taxes and penalties. We do not believe the Company is liable for these amounts and will continue to dispute these assessments at the administrative level before the Municipal Tax Secretary in each jurisdiction. At April 30, 2016, it is not possible to determine the outcome of this matter or the significance, if any, to our business, financial condition and results of operations.
In the United Kingdom, the Ministry for Transport is investigating potential wrongdoing involving two ex-employees in conjunction with the SAR-H bid award processes. This arose from our self-reporting potential improprieties by these individuals upon their discovery in 2010. The SAR-H bid process was subsequently cancelled. We will continue to cooperate in all aspects of the investigation. On July 30, 2014, the UK Treasury Solicitors filed a claim for bid recovery costs of £17.8 million ($26.0 million) against us and other parties involved in our cancelled bid.  We dispute the bases for the claim and intend to vigorously defend against it. At April 30, 2016, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.

(b)	Contingent professional fees:
We have entered into fee arrangements with financial advisors to assist us with our Bankruptcy filing. The arrangements include contingent fee payments up to $15.0 million, payable upon completion of Chapter 11 reorganization. At April 30, 2016, no contingent fee amounts were accrued.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

26.	Segment information:
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
The new reporting structure presentation is reflected in the years ended April 30, 2014, 2015 and 2016 segment results.  The MRO contract services provided by Heli-One to Helicopter Services are accounted for using a completed contract revenue recognition method in the year ended April 30, 2015 and 2016.  For the year ended April 30, 2014, the MRO contract services are accounted for using a percentage completion method, as it was not practical to determine results for this period using the completed contract method of revenue recognition.  We are unable to quantify the impact of the difference between percentage completion and completed contract on the year ended April 30, 2014. Otherwise, the accounting policies of the segments and the basis of accounting for transactions between segments are the same as those described in the summary of significant accounting policies in note 2 of the consolidated financial statements.
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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

	For the year ended April 30, 2016
	Helicopter services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$1,233,125	$149,364	$—	$—	$1,382,489
Add: Inter-segment revenues	—	88,809	—	(88,809)	—
Total revenue	1,233,125	238,173	—	(88,809)	1,382,489
Direct costs (i)	(759,936)	(210,653)	—	84,763	(885,826)
Earnings from equity accounted investees	6,375	—	—	—	6,375
General and administration costs	—	—	(71,480)	—	(71,480)
Adjusted EBITDAR (ii)	479,564	27,520	(71,480)	(4,046)	431,558
Helicopter lease and associated costs	(249,750)	—	—	—	(249,750)
Depreciation					(162,150)
Restructuring expense (note 8)					(94,691)
Asset impairments (note 4)					(225,354)
Loss on disposal of assets					(2,795)
Operating loss					(303,182)
Interest on long-term debt					(116,335)
Foreign exchange loss					(12,402)
Other financing income					3,639
Income tax expense					(9,506)
Net loss					$(437,786)

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statements of operations these costs are combined.

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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

Geographic information and major customers:

The Company’s revenues by geographic location are as follows:

	Revenue
	For the year ended
	April 30, 2014	April 30, 2015	April 30, 2016
Norway	$520,279	$479,254	$410,555
United Kingdom	282,919	274,263	208,591
Australia	249,996	251,176	201,815
Brazil	264,815	275,806	216,885
Asia	94,172	75,122	58,334
Other European Countries	213,475	198,020	181,358
Other Countries	139,323	154,058	104,951
Total	$1,764,979	$1,707,699	$1,382,489
Revenues by geographic location is attributed to MRO contracting bases or the location of service for helicopter flying services.
We provide services across different geographic areas to many customers. In the years ended April 30, 2014, 2015 and 2016, revenue from two customers, two customers and three customers, respectively, were greater than 10% of our consolidated revenue. These customers contributed revenues to Helicopter Services of $483.7 million, $693.2 million and $621.9 million for the years ended April 30, 2014, 2015 and 2016, respectively.
As at April 30, 2015 and 2016, one customer and one customer, respectively, had outstanding accounts receivable balances in excess of 10% of the accounts receivable balance of $56.7 million and $29.9 million.
The Company’s property and equipment by geographic location is as follows:

	Property and equipment
	April 30, 2015	April 30, 2016
Norway	$462,021	$399,775
United Kingdom	52,335	85,343
Australia	151,376	117,389
Brazil	61,268	86,573
Canada	98,715	92,728
Asia	802	481
Other European Countries	44,130	114,024
Other Countries	80,907	71,306
Total	$951,554	$967,619
Property and equipment is attributed to countries based on the physical location of the asset at the fiscal year end.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

27.	Subsequent events:
On the Petition Date, the Debtors filed Petitions in the Bankruptcy Court, seeking relief under the Bankruptcy Code.
The Petitions filed by the Debtors seeking relief under the Bankruptcy Code constituted an event of default that accelerated our obligations under the senior secured notes and senior unsecured notes, the revolving credit facility and the ABL Facility. Any efforts to enforce payments related to these obligations are automatically stayed as a result of the filing of the Petitions and are subject to the applicable provisions of the Bankruptcy Code. Refer to note 14 for further information.
As of the Petition Date, certain of the Debtors pre-petition liabilities, including the senior secured notes, the senior unsecured notes and the ABL Facility were classified as liabilities subject to compromise. As a result of the event of default of our obligations under the senior secured notes and senior unsecured notes and the ABL Facility and our assessment of these obligations as liabilities subject to compromise following the guidance of ASC 852 Reorganizations, we have expensed $27.1 million subsequent to April 30, 2016 related to the deferred financing costs and unamortized net discount on these obligations.
Effective on the Petition Date, May 5, 2016, the ordinary shares ceased trading on the OTCQX International Market and began trading on the OTC Pink Marketplace, under the symbol “HELIQ”.
Subsequent to April 30, 2016, the Debtors have filed motions for the rejection or abandonment of 99 helicopters in our fleet which we no longer need in the operation of our business. This includes 86 leased helicopters and 13 helicopters financed under our asset-based revolving credit facility. These rejections and abandonments include all of our leased H225 aircraft. As of July 15, 2016, the Bankruptcy Court had approved 65 helicopter lease rejections. In accordance with the guidance of ASC 852 Reorganizations, we will record the expected allowed claim from the lessors on approval of the lease rejection. The lessors’ rights of enforcement for those claims will be subject to the applicable provisions of the Bankruptcy Code. The approved helicopter lease rejections will reduce our minimum lease rentals by approximately $600 million.
On May 27, 2016, a portion of the Canada defined benefit plan was settled as a result of payments made to certain plan participants and we recognized a settlement loss which will be included in our results for the fiscal year ended April 30, 2017. Refer to note 20 for further information.
On June 16, 2016, we terminated our agreement with the Nigerian Company and will deconsolidate Atlantic Aviation Limited and Atlantic Aviation FZE from our results in the fiscal year ended April 30, 2017. Refer to note 3(a)(i) for further information.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

28.	Supplemental condensed consolidated financial information:
The Company and certain of its direct and indirect wholly-owned subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guaranteed on a joint and several basis certain outstanding indebtedness of CHC Helicopter S.A. (the “Issuer”), one of our subsidiaries. The following consolidating schedules present financial information as of April 30, 2015 and 2016 and for the years ended April 30, 2014, 2015 and 2016 based on the guarantor structure that was in place at April 30, 2016.
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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

Balance Sheets as at April 30, 2015 (Expressed in thousands of United States dollars)	Parent	Sub-Parent (1)	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$112	$—	$82,458	$96,428	$37,757	$(82,458)	$134,297
Receivables, net of allowance for doubtful accounts	49	—	113	105,795	136,348	(681)	241,624
Current intercompany receivables	13,216	—	435,518	525,199	374,924	(1,348,857)	—
Income taxes receivable	—	—	—	1,717	12,474	—	14,191
Deferred income tax assets	—	—	—	368	48	—	416
Inventories	—	—	—	111,936	5,812	—	117,748
Prepaid expenses	911	—	—	11,581	16,250	—	28,742
Other assets	—	—	97,621	139,857	56,407	(226,015)	67,870
	14,288	—	615,710	992,881	640,020	(1,658,011)	604,888
Property and equipment, net	—	—	—	708,875	242,679	—	951,554
Investments	183,411	—	—	431,122	25,016	(606,256)	33,293
Intangible assets	—	—	—	166,528	3,070	—	169,598
Restricted cash	—	—	—	8,537	10,796	—	19,333
Other assets	36	—	22,799	390,000	68,120	(22,799)	458,156
Long-term intercompany receivables	—	—	202,740	67,525	419,129	(689,394)	—
Deferred income tax assets	—	—	—	157	1,176	—	1,333
Assets held for sale	—	—	—	13,424	—	—	13,424
	$197,735	$—	$841,249	$2,779,049	$1,410,006	$(2,976,460)	$2,251,579
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Payables and accruals	$4,642	$—	$11,206	$171,069	$100,233	$(11,206)	$275,944
Deferred revenue	—	—	—	30,975	9,974	—	40,949
Income taxes payable	—	—	9	36,429	5,571	(9)	42,000
Current intercompany payables	28,160	—	57,572	369,331	515,782	(970,845)	—
Deferred income tax liabilities	—	—	—	31	12	—	43
Current facility secured by accounts receivable	—	—	—	—	43,379	—	43,379
Other liabilities	576	—	35,727	120,830	109,089	(164,122)	102,100
Current portion of long-term debt obligations	—	—	—	3,624	—	—	3,624
	33,378	—	104,514	732,289	784,040	(1,146,182)	508,039
Long-term debt obligations	—	—	1,141,680	1,215,655	—	(1,141,680)	1,215,655
Long-term intercompany payables	—	—	—	418,406	68,249	(486,655)	—
Deferred revenue	—	—	—	36,124	28,263	—	64,387
Other liabilities	—	—	—	185,898	87,376	—	273,274
Deferred income tax liabilities	—	—	—	543	8,384	—	8,927
Total liabilities	33,378	—	1,246,194	2,588,915	976,312	(2,774,517)	2,070,282
Redeemable non-controlling interests	—	—	15,223	15,223	(47,399)	33,893	16,940
Redeemable convertible preferred shares	589,823	—	—	—	—	—	589,823
Shareholders’ equity (deficit)	(425,466)	—	(420,168)	174,911	481,093	(235,836)	(425,466)
	$197,735	$—	$841,249	$2,779,049	$1,410,006	$(2,976,460)	$2,251,579
(1) During October 2014, the Sub-Parent entities were liquidated.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

Balance Sheets as at April 30, 2016 (Expressed in thousands of United States dollars)	Parent	Sub-Parent (1)	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$87	$—	$3,138	$27,581	$238,462	$(3,138)	$266,130
Receivables, net of allowance for doubtful accounts	45	—	113	88,406	94,852	(909)	182,507
Current intercompany receivables	115	—	821,992	730,082	551,552	(2,103,741)	—
Income taxes receivable	—	—	—	2,084	3,878	—	5,962
Inventories	—	—	—	87,330	4,919	—	92,249
Prepaid expenses	7,041	—	125	16,104	15,621	(125)	38,766
Other assets	—	—	57,235	75,759	59,333	(126,111)	66,216
	7,288	—	882,603	1,027,346	968,617	(2,234,024)	651,830
Property and equipment, net	—	—	—	623,825	343,794	—	967,619
Investments	—	—	—	665,220	29,503	(657,083)	37,640
Intangible assets	—	—	—	81,476	1,422	—	82,898
Restricted cash	—	—	—	5,415	19,667	—	25,082
Other assets	36	—	—	294,152	73,293	—	367,481
Long-term intercompany receivables	—	—	96,596	59,474	399,307	(555,377)	—
Deferred income tax assets	—	—	—	1,976	594	—	2,570
Assets held for sale	—	—	—	5,305	—	—	5,305
	$7,324	$—	$979,199	$2,764,189	$1,836,197	$(3,446,484)	$2,140,425
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Payables and accruals	$4,385	$—	$58,592	$181,322	$93,317	$(58,588)	$279,028
Deferred revenue	—	—	—	27,347	7,066	—	34,413
Income taxes payable	—	—	12	33,863	4,097	(12)	37,960
Current intercompany payables	57,481	—	309,040	529,617	694,817	(1,590,955)	—
Current facility secured by accounts receivable	—	—	—	—	22,339	—	22,339
Other liabilities	68	—	33,860	98,530	40,819	(102,737)	70,540
Current portion of long-term debt obligations	—	—	1,429,772	1,520,534	139,000	(1,429,772)	1,659,534
	61,934	—	1,831,276	2,391,213	1,001,455	(3,182,064)	2,103,814
Long-term debt obligations	—	—	—	25,886	—	—	25,886
Long-term intercompany payables	—	—	—	398,593	60,188	(458,781)	—
Accumulated losses of unconsolidated investees in excess of investment	261,719	—	—	—	—	(261,719)	—
Deferred revenue	—	—	—	32,982	23,719	—	56,701
Other liabilities	—	—	—	168,019	74,692	—	242,711
Deferred income tax liabilities	—	—	—	565	8,210	—	8,775
Total liabilities	323,653	—	1,831,276	3,017,258	1,168,264	(3,902,564)	2,437,887
Redeemable non-controlling interests	—	—	17,150	17,150	(41,495)	26,062	18,867
Redeemable convertible preferred shares	643,967	—	—	—	—	—	643,967
Shareholders’ equity (deficit)	(960,296)	—	(869,227)	(270,219)	709,428	430,018	(960,296)
	$7,324	$—	$979,199	$2,764,189	$1,836,197	$(3,446,484)	$2,140,425
(1) During October 2014, the Sub-Parent entities were liquidated.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

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

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

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
(1) During October 2014, the Sub-Parent entities were liquidated.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

Statements of Operations and Comprehensive Loss for the year ended April 30, 2016 (Expressed in thousands of United States dollars)	Parent	Sub-Parent (1)	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$—	$911,240	$931,048	$(459,799)	$1,382,489
Operating expenses:
Direct costs	—	—	(8)	(706,267)	(889,108)	459,807	(1,135,576)
Earnings (loss) from equity accounted investees	(403,271)	—	(301,101)	34,280	4,486	671,981	6,375
General and administration costs	(20,672)	—	(2,322)	(56,219)	5,411	2,322	(71,480)
Depreciation	—	—	—	(123,759)	(38,391)	—	(162,150)
Restructuring expense	(16,027)	—	(36)	(59,415)	(19,249)	36	(94,691)
Asset impairments	—	—	—	(219,986)	(5,368)	—	(225,354)
Loss on disposal of assets	—	—	—	(2,494)	(301)	—	(2,795)
	(439,970)	—	(303,467)	(1,133,860)	(942,520)	1,134,146	(1,685,671)
Operating loss	(439,970)	—	(303,467)	(222,620)	(11,472)	674,347	(303,182)
Financing income (charges)	(60)	—	(98,031)	(171,310)	46,272	98,031	(125,098)
Earnings (loss) before income tax	(440,030)	—	(401,498)	(393,930)	34,800	772,378	(428,280)
Income tax recovery (expense)	7	—	(2,238)	(9,341)	(172)	2,238	(9,506)
Net earnings (loss)	$(440,023)	$—	$(403,736)	$(403,271)	$34,628	$774,616	$(437,786)
Net earnings (loss) attributable to:
Controlling interest	$(440,023)	$—	$(403,736)	$(403,271)	$32,391	$774,616	$(440,023)
Non-controlling interests	—	—	—	—	2,237	—	2,237
Net earnings (loss)	$(440,023)	$—	$(403,736)	$(403,271)	$34,628	$774,616	$(437,786)
Comprehensive loss	$(488,383)	$—	$(447,789)	$(451,631)	$(2,530)	$907,855	$(482,478)
(1) During October 2014, the Sub-Parent entities were liquidated.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

Cash Flows for the year ended April 30, 2014 (Expressed in thousands of United States dollars)	Parent	Sub-Parent (1)	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(34,769)	$1	$107,015	$26,289	$23,838	$(110,045)	$12,329
Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	—	8,122	—	8,122
Net proceeds from issuance of capital stock	317,804	282,945	282,945	342,945	—	(908,835)	317,804
Proceeds from issuance of senior secured notes	—	—	300,000	300,000	—	(300,000)	300,000
Long-term debt proceeds	—	—	710,000	760,000	—	(710,000)	760,000
Long-term debt repayments	—	—	(760,000)	(889,527)	—	760,000	(889,527)
Redemption of senior secured notes	—	—	(133,900)	(133,900)		133,900	(133,900)
Increase in deferred financing costs	—	—	(14,296)	(14,296)	—	14,296	(14,296)
Long term intercompany flow – issuance (repayment) of debt	—	—	202,568	(13,434)	13,434	(202,568)	—
Dividends paid	—	—	—	(85,148)	—	85,148	—
Related party loans	—	(25,148)	—	—	—	—	(25,148)
Cash provided by financing activities	317,804	257,797	587,317	266,640	21,556	(1,128,059)	323,055
Investing activities:
Property and equipment additions	—	—	—	(604,109)	(45,674)	3,030	(646,753)
Proceeds from disposal of property and equipment	—	—	—	617,384	898	—	618,282
Helicopter deposits net of lease inception refunds	—	—	—	(112,469)	—	—	(112,469)
Investment in subsidiaries	(282,945)	(342,945)	(700,000)	—	—	1,325,890	—
Restricted cash	—	—	—	(3,195)	3,492	—	297
Dividends received	—	85,148	100,257	—	—	(185,405)	—
Cash used in investing activities	(282,945)	(257,797)	(599,743)	(102,389)	(41,284)	1,143,515	(140,643)
Cash provided by operations	90	1	94,589	190,540	4,110	(94,589)	194,741
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(11,773)	(4,247)	—	(16,020)
Change in cash and cash equivalents during the year	90	1	94,589	178,767	(137)	(94,589)	178,721
Cash and cash equivalents, beginning of the year	—	87	3,478	136,835	(13,121)	(3,478)	123,801
Cash and cash equivalents, end of the year	$90	$88	$98,067	$315,602	$(13,258)	$(98,067)	$302,522

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

Cash Flows for the year ended April 30, 2015 (Expressed in thousands of United States dollars)	Parent	Sub-Parent (1)	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$9,743	$(88)	$(228,128)	$42,184	$(127,413)	$228,264	$(75,438)
Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	—	(9,860)	—	(9,860)
Net proceeds from issuance of capital stock	—	—	574,000	574,000	303,000	(1,451,000)	—
Net proceeds from issuance of redeemable convertible preference shares	572,779	—	—	—	—	—	572,779
Long-term debt proceeds	—	—	325,000	325,000	—	(325,000)	325,000
Long-term debt repayments	—	—	(325,000)	(330,910)	—	325,000	(330,910)
Redemption and repurchases of senior secured notes	—	—	(158,681)	(158,681)	—	158,681	(158,681)
Redemption and repurchases of senior unsecured notes	—	—	(165,995)	(165,995)	—	165,995	(165,995)
Distribution paid to non-controlling interest	(8,500)	—	—	—	—	—	(8,500)
Long term intercompany flow – issuance (repayment) of debt	—	—	84,900	—	—	(84,900)	—
Dividends paid	—	—	—	—	(9,697)	9,697	—
Cash provided by financing activities	564,279	—	334,224	243,414	283,443	(1,201,527)	223,833
Investing activities:
Property and equipment additions	—	—	—	(320,603)	(119,615)	(136)	(440,354)
Proceeds from disposal of property and equipment	—	—	—	167,604	133	—	167,737
Helicopter deposits net of lease inception refunds	—	—	—	(46,742)	—	—	(46,742)
Proceeds from sale of equity accounted investee	—	—	—	4,488	—	—	4,488
Investments in subsidiaries	(574,000)	—	(303,000)	(303,000)	—	1,180,000	—
Restricted cash	—	—	—	3,216	4,566	—	7,782
Dividends received	—	—	181,295	9,697	—	(190,992)	—
Cash used in investing activities	(574,000)	—	(121,705)	(485,340)	(114,916)	988,872	(307,089)
Cash provided by (used in) operations	22	(88)	(15,609)	(199,742)	41,114	15,609	(158,694)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(19,432)	9,901	—	(9,531)
Change in cash and cash equivalents during the year	22	(88)	(15,609)	(219,174)	51,015	15,609	(168,225)
Cash and cash equivalents, beginning of the year	90	88	98,067	315,602	(13,258)	(98,067)	302,522
Cash and cash equivalents, end of the year	$112	$—	$82,458	$96,428	$37,757	$(82,458)	$134,297
(1) During October 2014, the Sub-Parent entities were liquidated.

CHC Group Ltd.
Notes to Consolidated Financial Statements
(Tabular amounts expressed in thousands unless otherwise noted, except share and per share information)

Cash Flows for the year ended April 30, 2016 (Expressed in thousands of United States dollars)	Parent	Sub-Parent (1)	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash used in operating activities	$(25)	$—	$(153,001)	$(36,132)	$(67,048)	$152,825	$(103,381)
Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	—	(17,743)	—	(17,743)
Net proceeds from issuance of capital stock	—	—	—	—	232,700	(232,700)	—
Long-term debt proceeds	—	—	654,500	654,500	139,100	(654,500)	793,600
Long-term debt repayments	—	—	(327,000)	(333,669)	(100)	327,000	(333,769)
Redemption and repurchases of senior unsecured notes	—	—	(22,101)	(22,101)	—	22,101	(22,101)
Increase in deferred financing costs	—	—	—	—	(4,822)	—	(4,822)
Dividends paid	—	—	—	(176)	(606)	782	—
Cash provided by financing activities	—	—	305,399	298,554	348,529	(537,317)	415,165
Investing activities:
Property and equipment additions	—	—	—	(83,431)	(68,710)	—	(152,141)
Proceeds from disposal of property and equipment	—	—	—	33,973	—	—	33,973
Helicopter deposits net of lease inception refunds	—	—	—	(45,595)	(557)	—	(46,152)
Proceeds from sale of equity accounted investee	—	—	—	1,656	—	—	1,656
Investment in subsidiaries	—	—	(232,500)	(232,700)	—	465,200	—
Restricted cash	—	—	—	1,047	(10,338)	—	(9,291)
Dividends received	—	—	782	606	—	(1,388)	—
Cash used in investing activities	—	—	(231,718)	(324,444)	(79,605)	463,812	(171,955)
Cash provided by (used in) operations	(25)	—	(79,320)	(62,022)	201,876	79,320	139,829
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(6,825)	(1,171)	—	(7,996)
Change in cash and cash equivalents during the year	(25)	—	(79,320)	(68,847)	200,705	79,320	131,833
Cash and cash equivalents, beginning of the year	112	—	82,458	96,428	37,757	(82,458)	134,297
Cash and cash equivalents, end of the year	$87	$—	$3,138	$27,581	$238,462	$(3,138)	$266,130
(1) During October 2014, the Sub-Parent entities were liquidated.

Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure
None.

Item 9A.	Controls and procedures
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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of April 30, 2016, the end of the period covered by this report.
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
We conducted an assessment (with the participation of our principal executive officer and our principal financial officer) of the effectiveness of our internal control over financial reporting as of April 30, 2016. The assessment was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of April 30, 2016.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal year ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other information
None.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2016 fiscal year pursuant to Regulation 14A for our 2016 Annual General Meeting of Shareholders, or the 2016 Proxy Statement, and the information to be included in the 2016 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, executive officers of the registrant and corporate governance

The information under the headings “Election of Directors”, “Information regarding the Board of Directors and Corporate Governance”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement is incorporated herein by reference.

We are filing the certifications by the Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K.

Item 11.	Executive compensation

The information contained under the headings “Information regarding the Board of Directors and Corporate Governance” and “Executive Compensation” in the 2016 Proxy Statement is incorporated herein by reference.

Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters

The information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2016 Proxy Statement is incorporated herein by reference.

Item 13.	Certain relationships and related transactions, and director independence

The information contained under the headings “Election of Directors,” “Information regarding the Board of Directors and Corporate Governance” and “Transactions with Related Persons” in the 2016 Proxy Statement is incorporated herein by reference.

Item 14.	Principal accounting fees and services

The information contained under the heading “Ratification of Selection of Independent Registered Public Accounting Firm” in the 2016 Proxy Statement is incorporated herein by reference.

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

3.
Schedule I of Regulation S-X. The condensed parent company financial statements as required to be prepared in accordance with Rule 12-04, Schedule I of Regulation S-X have been not been presented separately as the information required by Schedule 1 is provided in the Parent column, as described in note 28 of the audited annual consolidated financial statements, provided in this Annual Report on Form 10-K.

4.
List of Exhibits. The Exhibits filed as part of this Annual Report on Form 10-K, or incorporated by reference, are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of July 2016.

CHC GROUP LTD.
(Registrant)

By:	/s/ Karl S. Fessenden
	Name:	Karl S. Fessenden
	Title:	President and Chief Executive Officer
POWER OF ATTORNEY
Each person whose signature appears below hereby constitutes and appoints Karl S. Fessenden and Lee Eckert, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Karl S. Fessenden Karl S. Fessenden	President, Chief Executive Officer and Director (Principal Executive Officer)	July 15, 2016

/s/ Lee Eckert Lee Eckert	Chief Financial Officer (Principal Financial Officer)	July 15, 2016

/s/ Melanie Kerr Melanie Kerr	Chief Accounting Officer (Principal Accounting Officer)	July 15, 2016

/s/ John Krenicki Jr. John Krenicki Jr.	Director	July 15, 2016

/s/ John A. McKenna, Jr. John A. McKenna, Jr.	Director	July 15, 2016

/s/ William G. Schrader William G. Schrader	Director	July 15, 2016

/s/ Juan Diego Vargas Juan Diego Vargas	Director	July 15, 2016

/s/ William L. Transier William L. Transier	Director	July 15, 2016

/s/ Robert C. Volpe Robert C. Volpe	Director	July 15, 2016

/s/ Nathan K. Sleeper Nathan K. Sleeper	Director	July 15, 2016

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Memorandum and Articles of Association	S-1/A	333-191268	3.1	1/6/2014
3.2	Description of Preferred Shares	8-K	001-36261	3.1	8/27/2014
4.1	Indenture, dated as of May 13, 2013, among CHC Helicopter S.A., the Guarantors named therein, and The Bank of New York Mellon, as Trustee, governing the 9.375% Senior Notes Due 2021.	8-K	333-179072	4.1	5/14/2013
4.2	Form of 9.375% Senior Notes Due 2021 (included in Exhibit 4.2).	S-4	333-188927	4.2	5/29/2013
4.3	Indenture, dated as of October 4, 2010, among CHC Helicopter S.A., the Guarantors named therein, HSBC Corporate Trustee Company (UK) Limited, as Collateral Agent, and The Bank of New York Mellon, as Trustee, governing the 9.250% Senior Secured Notes Due 2020.	S-4	333-179072	4.1	1/18/2012
4.4	Form of 9.250% Senior Secured Notes Due 2020 (included in Exhibit 4.4)	S-4	333-179072	4.2	1/18/2012
4.5	Collateral Agent and Administrative Agent Appointment Deed, dated October 4, 2010, among HSBC Bank plc, as Administrative Agent, The Bank of New York Mellon, as Notes Trustee, the Grantors identified therein, the Lenders identified therein, the Arrangers identified therein, and HSBC Corporate Trust Company (UK) Limited, as Collateral Agent.	S-4	333-179072	4.4	1/18/2012
4.6	First Supplemental Indenture, dated as of February 20, 2012, among CHC Global Operations Canada (2008) Inc., CHC Helicopter S.A., the Guarantors named therein, HSBC Corporate Trustee Company (UK) Limited, as Collateral Agent, and The Bank of New York Mellon, as Trustee, governing the 9.250% Senior Secured Notes Due 2020.	S-4/A	333-179072	4.5	3/28/2012
4.7	Intercreditor Agreement, dated as of October 4, 2010, among CHC Helicopter S.A., the other Grantors party thereto, HSBC Corporate Trustee Company (UK) Limited, as Initial Collateral Agent, HSBC Bank plc, as Administrative Agent, The Bank of New York Mellon, as Indenture Trustee, and each Additional Collateral Agent from time to time party thereto.	S-4/A	333-179072	4.6	5/9/2012
4.8	First Supplemental Indenture, dated as of January 31, 2014, among CHC Group Ltd., CHC Helicopter S.A., each other existing Guarantor referred to therein, and The Bank of New York Mellon, as trustee, governing the 9.375% senior unsecured notes due 2021.	8-K	001-36261	4.2	2/5/2014
4.9	Second Supplemental Indenture, dated as of January 31, 2014, among CHC Group Ltd., CHC Helicopter S.A., each other existing Guarantor referred to therein, HSBC Corporate Trustee Company (UK) Limited, as collateral agent, and The Bank of New York Mellon, as trustee, governing the 9.250% Senior Secured Notes Due 2020.	8-K	001-36261	4.1	2/5/2014

4.10	Amended and Restated Registration Rights Agreement, dated August 21, 2014, by and among CHC Group Ltd., 6922767 Holding (Cayman) Inc. and the other parties thereto	8-K	001-36261	10.5	8/27/2014
4.11	Registration Rights Agreement by and between CHC Group Ltd. and CD&R CHC Holdings, L.P. dated as of October 30, 2014	8-K	001-36261	10.2	10/30/2014
4.12	Shareholders’ Agreement dated as of January 17, 2014 among CHC Group Ltd., 6922767 Holding (Cayman) Inc. and the other parties thereto	10-K	001-36261	4.12	7/1/2015
4.13	Amendment No. 1 to Shareholders’ Agreement dated August 21, 2014, by and among CHC Group Ltd., 6922767 Holding (Cayman) Inc. and the other parties thereto	8-K	001-36261	10.6	8/27/2014
4.14	Shareholders Agreement dated as of October 30, 2014 among CHC Group Ltd., CD&R CHC Holdings, L.P. and the other parties thereto	8-K	001-36261	10.1	10/30/2014
10.1	Credit Agreement, dated as of January 23, 2014, among CHC Group Ltd., 6922767 Holdings S.À R.L., CHC Helicopter Holdings S.À R.L., CHC Helicopter S.A., the Lenders party thereto, HSBC Bank Plc, HSBC Corporate Trustee Company (UK) Limited, HSBC Bank Canada, J.P. Morgan Securities LLC, Barclays Bank Plc, RBC Capital Markets and UBS Securities LLC.	8-K	001-36261	10.1	1/29/2014
10.2	Guarantee, dated and effective as of October 4, 2010, by each of the signatories thereto and each of the other entities that becomes a party thereto, in favor of HSBC Bank plc, as Administrative Agent, for the benefit of the Secured Parties.	S-4	333-179072	10.2	1/18/2012
10.3†	Contract for the Supply of Sixteen EC225 Helicopters and Ten Optional EC255 Helicopters with Related Services, dated as of March 1, 2007, between Eurocopter S.A.S. and Heli-One, a division of CHC Helicopters International Inc.	S-4/A	333-179072	10.3	4/19/2012
10.4†	Sale Purchase Agreement for the Supply of Twenty Firm EC225 Helicopters and Four Optional EC255 Helicopters with Related Services, dated as of September 13, 2011, between Eurocopter S.A.S. and CHC Leasing (Ireland) Limited	S-4/A	333-179072	10.4	4/19/2012
10.5†	Framework Agreement, dated as of October 31, 2007, between Augusta S.p.A. and CHC Helicopters International Inc.	S-4/A	333-179072	10.5	4/19/2012
10.6†	S-92 New Helicopter Sales Agreement, dated as of September 9, 2013, between Sikorsky International Operations, Inc. and CHC Helicopters (Barbados) Limited	S-1/A	333-191268	10.6	12/19/2013
10.7*	Form of Amended and Restated 2011 Management Equity Plan of 6922767 Holding (Cayman) Inc.	S-1/A	333-191268	10.7	12/19/2013
10.8*	Form of 2011 Restricted Share Unit Grant Agreement of 6922767 Holding (Cayman) Inc.	S-4	333-179072	10.8	1/18/2012
10.9*	Form of 2011 Subscription Agreement of 6922767 Holding (Cayman) Inc.	S-4	333-179072	10.9	1/18/2012
10.10*	Form of Restricted Share Unit Grant Agreement between 6922767 Holding (Cayman) Inc. and Jonathan James Muschamp Lewis	S-1/A	333-191268	10.13	12/19/2013

10.11*	2013 Omnibus Incentive Plan of CHC Group Ltd.	S-8	333-193518	4.2	1/23/2014
10.12*	Form of Restricted Share Agreement of CHC Group Ltd. (Time Vesting)	S-1/A	333-191268	10.22	12/19/2013
10.13*	Form of Restricted Share Agreement of CHC Group Ltd. (Performance Vesting)	S-1/A	333-191268	10.23	1/13/2014
10.14*	Form of Nonqualified Stock Option Agreement of CHC Group Ltd. (Time Vesting)	S-1/A	333-191268	10.24	12/19/2013
10.15*	Form of Nonqualified Stock Option Agreement of CHC Group Ltd. (Performance Vesting)	S-1/A	333-191268	10.25	12/19/2013
10.16*	2013 Employee Share Purchase Plan	S-8	333-193518	4.7	1/23/2014
10.17*	Form of Restricted Share Unit Agreement of CHC Group Ltd. (Performance Vesting)	S-1/A	333-191268	10.30	1/6/2014
10.18*	Form of Nonqualified Stock Option Agreement of CHC Group Ltd.	S-1/A	333-191268	10.31	1/10/2014
10.19*	Form of Restricted Share Unit Agreement of CHC Group Ltd.	S-1/A	333-191268	10.32	1/10/2014
10.2	Investment Agreement, dated as of August 21, 2014, by and between CHC Group Ltd., Clayton, Dubilier & Rice Fund IX, L.P. and Clayton, Dubilier and Rice, LLC	8-K	001-36261	10.1	8/27/2014
10.21	Form of Indemnification Agreement	S-1/A	333-198876	10.22	9/22/2014
10.22*	Form of Nonqualified Stock Option Agreement of CHC Group Ltd.	10-K	001-36261	10.24	7/1/2015
10.23*	Credit Agreement, dated June 12, 2015, among CHC Cayman ABL Borrower Ltd., a wholly owned subsidiary of CHC Group Ltd., 6922767 Holding SARL, as Parent Guarantor, CHC Cayman ABL Holdings Ltd. as Holdings, the ABL Borrower as Parent Borrower, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and BNP Paribas S.A., as Collateral Agent.	10-Q	001-36261	10.1	9/9/2015
10.24*	Guarantee and Collateral Agreement, dated as of June 12, 2015, made by CHC Cayman ABL Holdings Ltd. and CHC Cayman ABL Borrower Ltd. in favor of Morgan Stanley Senior Funding, Inc., as administrative agent, and BNP Paribas S.A., as collateral agent.	10-Q	001-36261	10.2	9/9/2015
10.25*	Guarantee Agreement, dated as of June 12, 2015, made by 6922767 Holding SARL, CHC Helicopter Holding S.à.r.l. and CHC Helicopter S.A. in favor of Morgan Stanley Senior Funding, Inc., as administrative agent, and BNP Paribas S.A., as collateral agent.	10-Q	001-36261	10.3	9/9/2015
10.26*	Amendment No. 1 to the 2013 Omnibus Incentive Plan of CHC Group Ltd.	8-K	001-36261	10.1	9/16/2015
10.27*	Resignation and Release Agreement for Jeffrey K. Quake	8-K	001-36261	99.1	4/29/2016
10.28*	Amended Compensation Terms for Independent Non-employee Directors					X
21.1	Schedule of Subsidiaries of Registrant					X
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm					X
24.1	Power of Attorney (included on signature page)					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS §	XBRL Instance Document.	X
101.SCH §	XBRL Taxonomy Extension Schema Document.	X
101.CAL §	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF §	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB §	XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE §	XBRL Taxonomy Extension Presentation Linkbase Document.	X

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