Form 10-Q
period 2016-07-31
CHC Group Ltd.
filed 2016-09-14
CIK 1586300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2016, there were 2,721,837 ordinary shares issued and outstanding, excluding unvested restricted shares of 834.

CHC GROUP LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED
July 31, 2016

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
GLOSSARY

Adjusted EBITDAR
Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization, helicopter lease and associated costs, restructuring expense, asset impairments, gain (loss) on disposal of assets, foreign exchange gain (loss), other financing income (charges) and reorganization items, net, or total revenue plus earnings from equity accounted investees less direct costs, excluding helicopter lease and associated costs, and general and administration costs. This is a non-GAAP financial measure.

Adjusted EBITDAR margin
Adjusted EBITDAR margin is calculated as Adjusted EBITDAR divided by total revenue less reimbursable revenue. Cost reimbursements from customers are recorded as reimbursable revenue with the related reimbursement expense in direct costs. This is a non-GAAP financial measure.

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

Rotables	Helicopter parts that can be repaired and reused such that they typically have an expected life approximately equal to the helicopters that they support.

SAR	Search and rescue.

ITEM 1. FINANCIAL STATEMENTS
CHC Group Ltd. (Debtor-in-Possession)
Consolidated Balance Sheets
(Expressed in thousands of United States dollars except share and per share information)
(Unaudited)

	April 30, 2016	July 31, 2016
Assets
Current assets:
Cash and cash equivalents	$266,130	$288,020
Receivables, net of allowance for doubtful accounts of $2.1 million and $3.4 million, respectively (note 3(a)(ii))	182,507	168,356
Income taxes receivable	5,962	4,671
Inventories (note 5)	92,249	89,337
Prepaid expenses	38,766	31,978
Other assets (note 6)	40,059	38,416
	625,673	620,778
Property and equipment, net	967,619	869,716
Investments (note 3(b)(i))	37,640	37,103
Intangible assets	82,898	82,794
Restricted cash	25,082	15,151
Other assets (note 6)	367,481	198,269
Deferred income tax assets	2,570	736
Assets held for sale	5,305	3,653
	$2,114,268	$1,828,200
Liabilities and Shareholders’ Deficit
Liabilities not subject to compromise:
Current liabilities:
Payables and accruals	$279,028	$174,748
Deferred revenue	34,413	12,994
Income taxes payable	37,960	3,966
Current facility secured by accounts receivable (note 3(a)(ii))	22,339	—
Other liabilities (note 7)	70,540	8,541
Current portion of debt obligations (note 8)	1,633,377	362,472
	2,077,657	562,721
Debt obligations (note 8)	25,886	—
Deferred revenue	56,701	23,796
Other liabilities (note 7)	242,711	69,091
Deferred income tax liabilities	8,775	8,527
Total liabilities not subject to compromise	2,411,730	664,135

Liabilities subject to compromise (note 10)	—	2,283,932
Total liabilities	2,411,730	2,948,067

Redeemable non-controlling interests (note 3(a)(i))	18,867	17,753
Redeemable convertible preferred shares: Par value $0.0001
Authorized: 6,000,000; Issued: 671,189 and 671,189; Dividends in arrears: $7.1 million and $7.9 million	643,967	643,967
Capital stock: Par value $0.003 (ordinary), $0.0001 (preferred):
Authorized: 544,000,000; Issued: 2,721,592 and 2,721,837	8	8
Additional paid-in capital (note 3(a)(i))	1,914,560	1,915,321
Deficit	(2,510,277)	(3,345,626)
Accumulated other comprehensive loss	(364,587)	(351,290)
	(960,296)	(1,781,587)
	$2,114,268	$1,828,200
See accompanying notes to interim consolidated financial statements.
See table in note 3(a)(i) for certain amounts included in the Consolidated Balance Sheets related to variable interest entities.

CHC Group Ltd. (Debtor-in-Possession)
Consolidated Statements of Operations
(Expressed in thousands of United States dollars except share and per share information)
(Unaudited)

	Three months ended
	July 31, 2015	July 31, 2016
Revenue	$375,937	$270,436
Operating expenses:
Direct costs	(314,170)	(246,861)
Earnings from equity accounted investees	1,433	261
General and administration costs	(16,356)	(15,428)
Depreciation	(40,281)	(35,698)
Restructuring expense (note 4)	(19,379)	(2,405)
Loss on disposal of assets	(987)	(1,125)
	(389,740)	(301,256)
Operating loss	(13,803)	(30,820)
Interest on debt obligations (note 8(a))	(26,946)	(8,591)
Foreign exchange loss	(10,079)	(18,432)
Other financing income (note 12)	10,094	7,500
Reorganization items, net (note 9)	—	(785,390)
Loss before income tax	(40,734)	(835,733)
Income tax expense (note 13)	(5,908)	(59)
Net loss	$(46,642)	$(835,792)
Net earnings (loss) attributable to:
Controlling interest	$(53,362)	$(835,349)
Non-controlling interests	6,720	(443)
Net loss	$(46,642)	$(835,792)

Computation of basic and diluted net loss per ordinary share:
Net loss attributable to controlling interest	$(53,362)	$(835,349)
Redeemable convertible preferred share dividends including cumulative effect of dividends in arrears of $0.2 million and $0.8 million	(13,324)	(784)
Adjustment of redeemable non-controlling interest to redemption amount (note 3(a)(i))	16,376	72
Net loss available to common stockholders	$(50,310)	$(836,061)

Net loss per ordinary share available to common stockholders - basic and diluted	$(18.55)	$(307.19)

Weighted average number of ordinary shares outstanding - basic and diluted	2,712,527	2,721,638
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd. (Debtor-in-Possession)
Consolidated Statements of Comprehensive Loss
(Expressed in thousands of United States dollars)
(Unaudited)

	Three months ended
	July 31, 2015	July 31, 2016
Net loss	$(46,642)	$(835,792)
Other comprehensive earnings (loss):
Net foreign currency translation adjustments	(24,659)	8,976
Net change in defined benefit pension plan, net of income tax	1,604	5,439
Comprehensive loss	$(69,697)	$(821,377)
Comprehensive income (loss) attributable to:
Controlling interest	$(86,439)	$(822,052)
Non-controlling interests	16,742	675
Comprehensive loss	$(69,697)	$(821,377)
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd. (Debtor-in-Possession)
Consolidated Statements of Cash Flows
(Expressed in thousands of United States dollars)
(Unaudited)

	Three months ended
	July 31, 2015	July 31, 2016
Cash provided by (used in):
Operating activities:
Net loss	$(46,642)	$(835,792)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation	40,281	35,698
Loss on disposal of assets	987	1,125
Earnings from equity accounted investees less dividends received	(793)	344
Deferred income taxes	138	1,815
Non-cash stock-based compensation expense	1,199	689
Net gain on debt extinguishment (note 12)	(14,687)	—
Amortization of long-term debt and lease deferred financing costs	2,469	1,142
Unrealized net gain on derivative financial instruments	(3,442)	(8,786)
Non-cash defined benefit pension expense (income) (note 14)	(173)	890
Defined benefit contributions and benefits paid	(6,777)	(6,878)
Unrealized loss on foreign currency exchange translation	10,605	18,516
Reorganization items, net, non-cash (note 9)	—	780,510
Other	(3,580)	(4,500)
Change in cash resulting from changes in operating assets and liabilities:
Receivables, net of allowance	30,726	8,176
Income taxes receivable and payable	93	(11,467)
Inventories	1,818	(1,399)
Prepaid expenses	2,715	5,494
Payables and accruals	5,929	73,690
Deferred revenue	170	393
Other assets and liabilities	4,203	(11,916)
Cash provided by operating activities	25,239	47,744
Financing activities:
Sold interest in accounts receivable, net of collections	10,602	(21,620)
Debt proceeds	150,000	—
Debt and capital lease repayments	(95,868)	(549)
Repurchases of senior unsecured notes	(18,818)	—
Increase in deferred financing costs	(2,179)	—
Cash provided by (used in) financing activities	43,737	(22,169)
Investing activities:
Property and equipment additions	(80,095)	(11,282)
Proceeds from disposal of property and equipment	27,723	1,844
Helicopter deposits net of lease inception refunds	(24,360)	—
Restricted cash	(16,638)	9,056
Cash used in investing activities	(93,370)	(382)
Effect of exchange rate changes on cash and cash equivalents	(7,793)	(3,303)
Change in cash and cash equivalents during the period	(32,187)	21,890
Cash and cash equivalents, beginning of period	134,297	266,130
Cash and cash equivalents, end of period	$102,110	$288,020

Supplemental cash flow information:
Non-cash settlement of obligations by letters of credit (note 8(b))	$—	$39,416
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd. (Debtor-in-Possession)
Consolidated Statements of Shareholders’ Deficit
(Expressed in thousands of United States dollars except share information)
(Unaudited)

Three months ended July 31, 2015	Capital stock		Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders’ deficit	Redeemable non- controlling interests	Redeemable convertible preferred shares
	Number of shares	Amount						Number of shares	Amount
April 30, 2015	2,708,312	$8	$1,961,007	$(2,070,254)	$(316,227)	$(425,466)	$16,940	617,045	$589,823
Issuance of capital stock for stock option and service vesting shares	7,940	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	(34,160)	(34,160)	9,501	—	—
Stock-based compensation expense	—	—	1,199	—	—	1,199	—	—	—
Defined benefit plan, net of income tax	—	—	—	—	1,083	1,083	521	—	—
Redeemable convertible preferred share dividends	—	—	(13,112)	—	—	(13,112)	—	13,112	13,112
Adjustment of redeemable non-controlling interest to redemption amount (note 3(a)(i))	—	—	16,376	—	—	16,376	(16,376)	—	—
Net earnings (loss)	—	—	—	(53,362)	—	(53,362)	6,720	—	—
July 31, 2015	2,716,252	$8	$1,965,470	$(2,123,616)	$(349,304)	$(507,442)	$17,306	630,157	$602,935
Three months ended July 31, 2016	Capital stock		Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders’ deficit	Redeemable non- controlling interests	Redeemable convertible preferred shares
	Number of shares	Amount						Number of shares	Amount
April 30, 2016	2,721,592	$8	$1,914,560	$(2,510,277)	$(364,587)	$(960,296)	$18,867	671,189	$643,967
Issuance of capital stock for stock option and service vesting shares	245	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	8,481	8,481	495	—	—
Stock-based compensation expense	—	—	689	—	—	689	—	—	—
Defined benefit plan, net of income tax	—	—	—	—	4,816	4,816	623	—	—
Adjustment of redeemable non-controlling interest to redemption amount (note 3(a)(i))	—	—	72	—	—	72	(72)	—	—
De-consolidation of variable interest entity (note 3(a)(i))	—	—	—	—	—	—	(1,717)	—	—
Net loss	—	—	—	(835,349)	—	(835,349)	(443)	—	—
July 31, 2016	2,721,837	$8	$1,915,321	$(3,345,626)	$(351,290)	$(1,781,587)	$17,753	671,189	$643,967
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

1.	Voluntary filing under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"):
We have incurred net losses since our acquisition on September 16, 2008 of the entity formerly known as CHC Helicopter Corporation. We have a substantial level of indebtedness and operating lease commitments and have experienced a significant decline in consolidated revenues due to the downturn in the oil and gas industry since mid-2014. As a result of this, on May 5, 2016 (the “Petition Date”), CHC Group Ltd. and a number of its subsidiaries (cumulatively referred to as the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions” or the “Petitions”) in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”), seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Debtors have filed a motion with the Bankruptcy Court seeking to jointly administer the Bankruptcy Cases under the caption In re CHC Group Ltd., et al., which we refer to together as the “Bankruptcy Cases”.
The Petitions filed by the Debtors seeking relief under the Bankruptcy Code constituted an event of default that accelerated our obligations under the indenture, dated October 4, 2010, that governs the 9.250% Senior Secured Notes Due 2020 (the “senior secured notes”); the indenture, dated May 13, 2013, that governs the 9.375% Senior Notes Due 2021 (the “senior unsecured notes”); our senior secured revolving credit facility, dated as of January 23, 2014 (the “revolving credit facility”) and our asset-based revolving credit facility, dated June 12, 2015 (the “ABL Facility”). In addition, this also caused an event of default under the terms of all of our helicopter lease agreements and certain other obligations.
The Debtors have filed motions for the rejection or abandonment of 97 helicopters in our fleet which we no longer need in the operation of our business. This includes 84 leased helicopters and 13 helicopters financed under our ABL Facility. As of September 14, 2016, the Bankruptcy Court had approved 66 helicopter lease rejections and the motion to abandon the 13 aircraft under our ABL Facility remains pending before the Bankruptcy Court. Discussions with our lenders and lessors remain pending, the status of those discussions remain fluid, and the outcome of such discussions cannot be assured.
Since the Petition Date, the Debtors have operated their business as “debtors-in-possession.” A trustee has been appointed and the Debtors continue to operate their businesses and manage their properties as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Any efforts by creditors to enforce such payment obligations as existed before the Petition Date are automatically stayed as a result of the filing of the Petitions, and the holders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has approved certain motions for the payment of certain pre-petition obligations, including those related to certain taxes, employee wages, severance and helicopter part repair orders.
These conditions result in material uncertainty that gives rise to substantial doubt about our ability to continue as a going concern. We believe that the Company will require significant debt, lease and other restructuring to continue as a going concern. We must successfully develop a reorganization plan and our ability to continue as a going concern is contingent upon the Bankruptcy Court and our creditors’ approval of this reorganization plan. Our ability to continue as a going concern will also be dependent on our ability to implement this reorganization plan, to maintain existing customer, vendor and other relationships, and to maintain sufficient liquidity throughout the Chapter 11 proceedings, amongst other factors.
The unaudited interim consolidated financial statements (“interim financial statements”) have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Bankruptcy Cases. While operating as debtors-in-possession under the jurisdiction of the Bankruptcy Court, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court, or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying interim financial statements.

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

2.	Significant accounting policies:

(a)	Basis of presentation:
The interim financial statements include the accounts of CHC Group Ltd. and its subsidiaries (the “Company”, “we”, “us” or “our”) after elimination of all significant intercompany accounts and transactions. The interim financial statements are presented in United States dollars and have been prepared in accordance with the United States Generally Accepted Accounting Principles (“US GAAP”) for interim financial information. Accordingly, the interim financial statements do not include all of the information and disclosures for complete financial statements.
In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented are not necessarily indicative of results of operations for the entire year.
The financial information as of April 30, 2016 is derived from our annual audited consolidated financial statements and notes for the fiscal year ended April 30, 2016. These interim financial statements should be read in conjunction with our consolidated financial statements and related notes for the fiscal year ended April 30, 2016, which are included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016 which was filed with the Securities and Exchange Commission (“SEC”) on July 15, 2016.

(b)	Bankruptcy accounting and disclosures:
As a result of the filing of the Bankruptcy Petitions, we have applied the FASB Accounting Standards Codification (“ASC”) 852 Reorganizations in preparing our interim financial statements. ASC 852 requires that financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings have been recorded in a reorganization line item in our consolidated statements of operations. In addition, the pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the balance sheet as liabilities subject to compromise. These liabilities are reported as the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

(c)	Foreign currency:
The currencies which most influence our foreign currency translations and the relevant exchange rates were:

	Three months ended
	July 31, 2015	July 31, 2016
Average rates:
£/US $	1.552814	1.396682
CAD/US $	0.801231	0.771605
NOK/US $	0.127480	0.119985
AUD/US $	0.765316	0.741358
€/US $	1.111956	1.119985
Period end rates:
£/US $	1.563271	1.326969
CAD/US $	0.766460	0.766812
NOK/US $	0.122863	0.118703
AUD/US $	0.733119	0.759758
€/US $	1.102782	1.116939

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

(d)	Comparative figures:
In December 2015, our Board of Directors and shareholders approved a reverse share split, by way of consolidation, whereby all of the Company’s ordinary shares of capital stock (issued and unissued) were adjusted to reflect the reverse share split ratio of 30:1 (that is, each 30 shares of stock were consolidated into one share). The reverse share split was effective on December 11, 2015. The principal effects of the reverse share split were as follows:

•
all capital stock par value and authorized and issued per share information were adjusted retroactively for all prior periods presented to reflect the reverse share split ratio. This includes the calculations of our weighted average number of ordinary shares outstanding and net loss per ordinary share available to common stockholders;

•
proportional adjustments were made to the number of ordinary shares available for issuance under the CHC Group Ltd. 2013 Omnibus Incentive Plan (the “2013 Incentive Plan”) and those subject to outstanding equity awards (including stock options, time-based restricted stock units, performance based restricted stock units, service vesting stock options and shares and share price performance options and shares). Additionally, the exercise price of any stock options outstanding under the 2013 Incentive Plan and those subject to other outstanding equity awards were proportionally adjusted to reflect the reverse share split ratio; and

•
proportional adjustments were made to the per-share conversion price of the Company’s redeemable convertible preferred shares (“preferred shares”) in accordance with the Rights and Restrictions of the Redeemable Convertible Preferred Shares. The reverse share split had no impact on the total number of authorized preferred shares nor the number of preferred shares issued and outstanding or its par value.

(e)	Recent accounting pronouncements adopted:
Consolidation:
On May 1, 2016, we adopted the amendment to the accounting guidance on the consolidation standard. The amendment includes updates relating to the criteria to determine whether a service provider or decision maker is a variable interest entity (“VIE”), whether a decision maker is the primary beneficiary of a VIE, or whether a related party has the characteristics of a primary beneficiary of a VIE. We determined that there was no material impact on our financial results from the adoption of this standard.
Debt issuance costs:
On May 1, 2016, we adopted the accounting guidance on debt issuance costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset and must be applied retrospectively. As a result, we presented the $26.2 million of deferred financing costs previously classified in other assets at April 30, 2016 as an offset to debt obligations. This had no impact on our net loss or operating cash flows as previously reported.
Share-based compensation:
On May 1, 2016, we adopted amended guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendment requires that a performance target that affects vesting and that could be achieved after requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that such performance condition would be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. There was no material impact on our financial results from the adoption of this standard.

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

(f)	Recent accounting pronouncements not yet adopted:
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
Going concern:
In August 2014, the FASB issued a new standard that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern and to provide disclosures when certain criteria are met. The standard is effective for fiscal periods ending after December 15, 2016, and interim periods thereafter, with early application permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
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

CHC Group Ltd. (Debtor-in-Possession)
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
Impairment of financial instruments:
In June 2016, the FASB issued authoritative guidance that adds an impairment model called the Current Expected Credit Loss (“CECL”) model for financial instruments within the scope of the guidance, which includes loans, trade receivables, debt securities classified as Held to Maturity and net investments in leases recognized by a lessor. Under the new guidance, on initial recognition and at each reporting period, an entity would be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The standard does not make changes to the existing impairment models for non-financial assets such as fixed assets, intangibles and goodwill. We will adopt the standard on May 1, 2020. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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
Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016 contains a description of our principal involvement with VIEs and the accounting policies regarding determination of whether we are deemed to be the primary beneficiary. During the three months ended July 31, 2016, there have been no significant changes in either the nature of our involvement with, or the accounting policies associated with the analysis of VIEs as described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, with the exception of Atlantic Aviation Limited and Atlantic Aviation FZE (collectively “Atlantic Aviation”).
On June 16, 2016, the Company, Atlantic Aviation and the Nigerian Company entered into a Termination and Exit Agreement (the “Termination Agreement”) which replaces the framework agreement but does not immediately terminate the other related agreements in place between the Company, Atlantic Aviation Limited and the Nigerian Company. Under the terms of the Termination Agreement, the Company has agreed to work with Atlantic Aviation and the Nigerian Company to ensure an orderly wind-down of operations in Nigeria and the ultimate dissolution of Atlantic Aviation (and all associated agreements between the Company and Atlantic Aviation). During the three months ended July 31, 2016 we deconsolidated Atlantic Aviation, which, net of the redeemable non-controlling interest, had no material impact to our results.
The following table shows the redeemable non-controlling interests relating to the local ownership VIEs that are included in the interim financial statements.

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

	April 30, 2016	July 31, 2016
EEA Helicopters Operations B.V.	$17,150	$17,753
Atlantic Aviation Limited and Atlantic Aviation FZE	1,717	—
	$18,867	$17,753
We have assessed that under the terms of the put and call arrangements with the holder of the non-controlling interest of EEA Helicopter Operations B.V.’s (“EHOB”) that it is probable that the non-controlling interest will become redeemable and accordingly, it is recorded at its redemption amount. We have elected to recognize any changes in the redemption amount immediately as they occur and adjust the carrying amount of the redeemable non-controlling interest to equal the redemption amount at the end of the reporting period. Reductions in the carrying amount of the redeemable non-controlling interest are only recorded if we have previously recorded increases in the carrying amount of the redeemable non-controlling interest. The change in redemption amount is recognized in additional paid-in capital and as a deduction or addition to the numerator of the net loss per ordinary share calculation. The redemption amount is based on a formula of $14.5 million plus an amount representing compounded interest, commencing October 31, 2014, which increases from 10% for the first year to 20% for the fifth year and thereafter.
Under the amended Shareholders’ Agreement, the put and call options will be exercisable on the earlier of: (a) an exit event, being the entering into an agreement with another investor to acquire the Class A shareholder’s interest in EHOB anytime after October 30, 2016, (b) one year after First Reserve Management, L.P. (“First Reserve”) and Clayton, Dubilier & Rice (“CD&R”) own less than 5% of our issued shares, and (c) October 30, 2020. Furthermore, the Class A shareholder also holds a call option over our Class B shares which is exercisable only in the event of bankruptcy. The right to immediate exercise of the put and call option by the Class A shareholder, due to the Debtors filing Petitions with the Bankruptcy Court on May 5, 2016, has been waived until October 10, 2016, subject to certain terms and conditions.
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

	April 30, 2016	July 31, 2016
Cash and cash equivalents	$61,396	$70,449
Receivables, net of allowance	58,687	60,097
Other current assets	34,279	35,548
Other long-term assets	125,181	121,205
Total assets	$279,543	$287,299

Payables and accruals	$57,419	$55,042
Intercompany payables	119,019	153,326
Other current liabilities	22,570	11,016
Accrued pension obligations	58,452	50,496
Long-term intercompany payables	119,429	117,144
Other long-term liabilities	29,394	27,624
Total liabilities	$406,283	$414,648

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

	Three months ended
	July 31, 2015	July 31, 2016
Revenue	$237,604	$178,637
Net earnings (loss)	14,131	(15,308)

(ii)	Accounts receivable securitization:
As described in note 3(a)(ii) of the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, we entered into trade receivables securitization transactions to raise financing, through the sale of pools of receivables, or beneficial interests therein, to a VIE, Finacity Receivables – CHC 2009, LLC (“Finacity”), which we have determined we are required to consolidate as we are the primary beneficiary. Our trade receivables securitization arrangement to raise additional financing with Finacity ended in April 2016, as the Petitions filed with the Bankruptcy Court on May 5, 2016 constituted a termination event under the terms of our receivable purchase agreements.
The following table shows the assets and the associated liabilities related to our secured debt arrangements that are included in the interim financial statements:

	April 30, 2016	July 31, 2016
Cash or Restricted cash	$9,637	$1,869
Transferred receivables	32,876	528
Current facility secured by accounts receivable	22,339	—

(iii)	Trinity Helicopters Limited:
As at July 31, 2015 and 2016, we leased two helicopters from Trinity Helicopters Limited (“Trinity”), an entity considered to be a VIE, which we have determined we are required to consolidate as we are the primary beneficiary.

(b)	VIEs of which we are not the primary beneficiary:

(i)	Local ownership VIEs:
Thai Aviation Services (“TAS”)
As described in note 3(b)(i) of the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, we have a 29.9% interest in the ordinary shares of TAS, which we have determined to be a VIE that we are not required to consolidate as we are not the primary beneficiary.
The following table summarizes the amounts recorded for TAS in the consolidated balance sheets:

	April 30, 2016		July 31, 2016
	Carrying amounts	Maximum exposure to loss	Carrying amounts	Maximum exposure to loss
Receivables, net of allowance	$3,733	$3,733	$2,987	$2,987
Equity method investment	29,508	29,508	29,860	29,860
As of July 31, 2015 and 2016, we leased eight helicopters and six helicopters, respectively, to TAS and provided crew, insurance, maintenance and base services. The total revenue earned from providing these services was $11.6 million and $9.9 million for the three months ended July 31, 2015 and 2016, respectively.

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Under the terms of the shareholder agreement, we have exercised our right to require the majority shareholder in TAS to purchase our ordinary share interest, with the purchase price yet to be determined.

(ii)	Other VIE lessors:
We have determined that the activity that most significantly impacts the economic performance of the lessor VIEs is the remarketing of the helicopters at the end of the lease term. As we do not have the power to make remarketing decisions, we have determined that we are not the primary beneficiary of the lessor VIEs.
As at July 31, 2015 and 2016, we leased from various entities considered to be VIEs 103 helicopters and 71 helicopters, respectively. All 103 and 71 leases were considered to be operating leases as at July 31, 2015 and 2016, respectively, some of which are subject to restructuring and/or rejection motions filed by the Debtors as detailed in notes 4 and 9 respectively.

4.	Restructuring:
We are undergoing a comprehensive review of our operations, organizational structure and fleet with the view to reducing operating costs. In connection with the ongoing review, we have incurred restructuring expenses consisting of employee related severance costs and other associated costs. The majority of the payments relating to the accrual as at July 31, 2016 will be made in fiscal 2017.
We have also incurred restructuring expenses related to contractual lease, maintenance and other costs on specific leased helicopters we have permanently ceased use of in operations and do not form part of our prospective fleet strategy. On May 5, 2016, the Debtors filed Petitions seeking relief under the Bankruptcy Code, as described in note 1. As at July 31, 2016, the Bankruptcy Court had approved motions to reject 9 helicopter operating leases which were recorded within restructuring liabilities. The Debtors have filed rejection motions for the majority of the remaining helicopter leases classified as a restructuring liability. These amounts have been reclassified to liabilities subject to compromise.
The following table summarizes the activity of the restructuring liability for the three months ended July 31, 2016:

	Employee related severance and other costs	Lease associated costs	Total
Balance at April 30, 2015	$23,829	$48,583	$72,412
Restructuring expense (i)	4,952	14,427	19,379
Non-cash charges and foreign exchange (ii)	372	(5,779)	(5,407)
Cash payments	(10,970)	(6,443)	(17,413)
Balance at July 31, 2015	$18,183	$50,788	$68,971

Balance at April 30, 2016	$10,956	$58,311	$69,267
Restructuring expense (i)	4,413	(2,008)	2,405
Reorganization items, net (iii)	—	(42,899)	(42,899)
Non-cash charges and foreign exchange	141	(620)	(479)
Cash payments	(7,280)	(1,057)	(8,337)
Total restructuring liabilities	8,230	11,727	19,957
Less: Liabilities subject to compromise	—	(11,727)	(11,727)
Balance at July 31, 2016	$8,230	$—	$8,230

(i)	The restructuring expense includes certain estimates related to the timing and costs of restructuring activities. Any adjustments to these estimates are reflected at each period end.

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

(ii)	The related asset and liability balances for the leased helicopters we have ceased to use were written off to the lease restructuring expenses.

(iii)
We have adjusted the restructuring liability for leases which have been approved for rejection by the Bankruptcy Court. In accordance with the guidance of ASC 852 Reorganizations, we have recorded the expected allowed claim from the lessors on approval of the lease rejections (note 9).

As of July 31, 2016, we have expensed $90.1 million of employee related severance and other costs and $87.3 million of lease associated costs cumulatively to date under this restructuring review.

5.	Inventories:

	April 30, 2016	July 31, 2016
Work-in-progress for long-term maintenance contracts under completed contract accounting	$5,749	$7,279
Consumables	100,667	97,344
Provision for obsolete and excess inventories	(14,167)	(15,286)
	$92,249	$89,337

6.	Other assets:

	April 30, 2016	July 31, 2016
Current:
Helicopter operating lease funded residual value guarantees (b)	$2,757	$1,226
Foreign currency embedded derivatives (a)	14,063	16,983
Mobilization costs	5,502	5,508
Deferred lease financing costs	2,969	1,694
Prepaid helicopter rentals (b)	3,783	1,539
Residual value guarantees (b)	2,110	166
Foreign currency forward contracts	62	—
Other receivables	8,813	11,300
	$40,059	$38,416
Non-current:
Helicopter operating lease funded residual value guarantees (b)	$146,460	$2,885
Helicopter deposits	66,170	66,170
Security deposits (b)	39,465	21,779
Deferred lease financing costs (b)	12,899	7,749
Foreign currency embedded derivatives (a)	20,301	23,611
Long-term income tax receivable	30,570	34,558
Prepaid helicopter rentals (b)	12,780	6,256
Accrued pension asset	9,764	13,085
Mobilization costs	9,801	9,144
Pension guarantee assets	7,998	7,656
Residual value guarantees (b)	6,765	532
Foreign currency forward contracts	46	—
Other	4,462	4,844
	$367,481	$198,269

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

(a)
We enter into long-term revenue agreements, which provide for pricing denominated in currencies other than the functional currency of the parties to the contract. This pricing feature was determined to be an embedded derivative which has been bifurcated for valuation and accounting purposes. The embedded derivative contracts and forward contracts are measured at fair value and included in other assets and/or other liabilities (note 7). The gains and losses due to the change in fair value are recognized in the statement of operations as part of other financing income (note 12). The fair value of the foreign currency embedded derivatives is determined to be a recurring Level 2 fair value measurement determined using a present value model. There were no transfers between categories in the fair value hierarchy.

(b)
As of July 31, 2016, the Bankruptcy Court had approved 65 helicopter lease rejections. In accordance with the guidance of ASC 852 Reorganizations, we have recorded the expected allowed claim from the lessors on the Bankruptcy Court’s approval of the lease rejection (note 10) with all lease related assets and liabilities adjusted to reorganization items, net (note 9). The lessors’ rights of enforcement for those claims will be subject to the applicable provisions of the Bankruptcy Code.

7.	Other liabilities:

	April 30, 2016	July 31, 2016
Current:
Restructuring (c)	$44,242	$8,177
Foreign currency forward contracts (b)	7,092	—
Deferred gains on sale-leasebacks of helicopters (c)	13,987	—
Residual value guarantees (c)	3,359	—
Foreign currency embedded derivatives (a)	441	65
Contract inducement	724	299
Other	695	—
	$70,540	$8,541
Non-current:
Accrued pension obligations	$103,895	$51,021
Deferred gains on sale-leasebacks of helicopters (c)	68,178	—
Residual value guarantees (c)	19,654	—
Restructuring (c)	25,025	53
Insurance claims accrual	10,776	9,577
Contract inducement	6,304	2,506
Foreign currency forward contracts (b)	813	—
Foreign currency embedded derivatives (a)	261	—
Other	7,805	5,934
	$242,711	$69,091

(a)
The fair value of the foreign currency embedded derivatives is determined to be a recurring Level 2 fair value measurement determined using a present value model. There were no transfers between categories in the fair value hierarchy.

(b)	All of our foreign currency forward contracts were terminated and have been classified as liabilities subject to compromise as at July 31, 2016.

(c)
As of July 31, 2016, the Bankruptcy Court had approved 65 helicopter lease rejections. In accordance with the guidance of ASC 852 Reorganizations, we have recorded the expected allowed claim from the lessors on the Bankruptcy Court’s approval of the lease rejection (note 10) with all lease related assets and liabilities adjusted to reorganization items, net (note 9). The lessors’ rights of enforcement for those claims will be subject to the applicable provisions of the Bankruptcy Code.

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

8.	Debt obligations:

	Principal Repayment terms	Facility maturity dates	April 30, 2016	July 31, 2016
Senior secured notes (a)	At maturity	October 2020	$1,007,539	$1,014,289
Senior unsecured notes (a)	At maturity	June 2021	94,732	94,732
Revolving credit facility (a), (b):
US LIBOR plus a 4.5% margin	At maturity	January 2019	327,500	327,500
CDOR plus a 6.5% margin	At maturity	January 2019	—	18,161
EURIBOR plus a 6.5% margin	At maturity	January 2019	—	21,255
Asset-based revolving credit facility (a)	At maturity	June 2020	139,000	139,000
Capital lease obligations (USD)	Quarterly	August 2016 - September 2018	75,190	43,672
Capital lease obligations (Euro)	Quarterly	September 2025	14,872	—
Boundary Bay financing – 6.93% (CAD)	Monthly	April 2035	26,587	25,419
Unamortized deferred financing costs (a)			(26,157)	(5,324)
Total debt obligations			1,659,263	1,678,704
Less: Liabilities subject to compromise			—	(1,316,232)
Less: Current portion of debt obligations			(1,633,377)	(362,472)
Long-term portion of debt obligations			$25,886	$—

(a)	Event of default:
On May 5, 2016, the Debtors filed Petitions seeking relief under the Bankruptcy Code, which constituted an event of default that accelerated our obligations under the senior secured notes and senior unsecured notes, the revolving credit facility and the ABL Facility as described in note 1.
In accordance with the guidance of ASC 852 Reorganizations, as of the Petition Date, the senior secured notes, the senior unsecured notes, the ABL Facility and all of our capital lease obligations were reclassified as liabilities subject to compromise. We have ceased recognition of interest expense on the senior secured notes, the senior unsecured notes and the ABL Facility from the Petition Date. The aggregate contractual interest due under the senior secured notes, the senior unsecured notes and the ABL Facility was $27.5 million for the three months ended July 31, 2016. All deferred financing costs on these obligations were charged to reorganization items, net, during the three months ended July 31, 2016. See note 9 for further information on reorganization items, net and note 10 for further information regarding liabilities subject to compromise.

(b)	Revolving credit facility:
During the three months ended July 31, 2016, certain letters of credit provided to third parties prior to the Petition Date were drawn on our revolving credit facility.

(c)	Carrying value of other financial instruments, measured at other than fair value:
The carrying values of the other financial instruments, which are measured at other than fair value, approximate fair value due to the short term to maturity, collateral and security ranking, except for non-revolving debt obligations. The carrying value, excluding deferred financing costs, and fair value of non-revolving debt obligations were as follows:

	April 30, 2016		July 31, 2016
	Fair value	Carrying value	Fair value	Carrying value
Senior secured notes	$461,502	$1,007,539	$484,323	$1,014,289
Senior unsecured notes	6,158	94,732	15,867	94,732

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

The fair value of the senior secured and senior unsecured notes is determined based on market information provided by third parties which is considered to be a Level 2 measurement in the fair value hierarchy.

9.	Reorganization items, net:
Transactions and events directly associated with the reorganization are required, under the guidance of ASC 852 Reorganizations, to be separately disclosed and distinguished from those of the ongoing operations of the business. We have used the classification “Reorganization items, net” on the Consolidated Statements of Operations to reflect expenses, gains and losses that are the direct result of the reorganization of our business.

Three months ended
July 31, 2016
Adjustments to debt obligations (a)	$(27,051)
Adjustments to allowed claims for rejected leases (b)	(716,682)
Adjustments to other allowed claims (c)	(16,986)
Professional fees (d)	(24,671)
Total reorganization items, net	$(785,390)

(a)	Adjustments to debt obligations:
As of the Petition Date, certain of the Debtors pre-petition liabilities, including the senior secured notes, the senior unsecured notes and the ABL Facility were reclassified as liabilities subject to compromise. As a result of the event of default of our obligations under the senior secured notes and senior unsecured notes and the ABL Facility and our assessment of these obligations as liabilities subject to compromise following the guidance of ASC 852 Reorganizations, we have expensed $27.1 million related to the deferred financing costs and unamortized net discount on these obligations during the three months ended July 31, 2016.

(b)	Adjustments to allowed claims for rejected leases:
The Debtors have filed motions for the rejection or abandonment of 97 helicopters in our fleet which we no longer need in the operation of our business. This includes 84 leased helicopters and 13 helicopters financed under our ABL Facility.
As of July 31, 2016, the Bankruptcy Court had approved 65 helicopter lease rejections. In accordance with the guidance of ASC 852 Reorganizations, we have recorded the expected allowed claim from the lessors on approval of the lease rejections of $638.7 million. The expected allowed claim has been determined in accordance with the terms of the applicable lease agreement, and generally includes the present value of all future lease payments for the remaining contract term, or a default termination amount, plus damages, including those related to the return condition of the helicopter.
Our estimate of the expected amount of the allowed claim is a significant estimate. As the estimation process is inherently uncertain, future actions and decisions by the Bankruptcy Court may differ significantly from our own estimate, potentially having material future effects on our financial statements. Furthermore, these liabilities are reported as the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. There may be significant variation from the settled amount from expected amount of the allowed claim. The lessors’ rights of enforcement for those claims will be subject to the applicable provisions of the Bankruptcy Code.
We have also charged to reorganization items all lease related assets and liabilities on the approved lease rejections. These balances include capitalized modifications, deferred lease financing costs, prepaid helicopter rentals, security deposits, funded and unfunded residual value guarantees, deferred gains on sale-leasebacks of helicopters, capital lease assets and obligations and restructuring liabilities.

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

(c)	Adjustments to other allowed claims:
The commencement of the Bankruptcy Cases constituted an event of default with our Canadian Supplemental Retirement Plan Agreements with certain plan participants, who could demand payment under one or more renewable letters of credit related to the participant’s benefit liabilities. As a result, we recognized a settlement loss of approximately $13.0 million during the three months ended July 31, 2016, comprised of the net reduction in projected benefit obligation and accumulated other comprehensive loss.
All of our foreign currency forward contract arrangements were terminated during the three months ended July 31, 2016. We have recorded the adjustment from the fair value to the expected amount of the allowed claim for these derivative liabilities of $4.0 million.

(d)	Professional fees:
During the three months ended July 31, 2016, we incurred $24.7 million related to professional advisors who are assisting us with the bankruptcy process.

10.	Liabilities subject to compromise:
As a result of the Petitions filed by the Debtors seeking relief under the Bankruptcy Code on May 5, 2016, the Debtors’ pre-petition liabilities, including our obligations under the senior secured notes and senior unsecured notes and the ABL Facility, were classified as subject to compromise based on our assessment of these obligations following the guidance of ASC 852 Reorganizations.
Pre-petition liabilities subject to compromise are required to be reported at the amount expected to be allowed as a claim by the Bankruptcy Court, regardless of whether they may be settled for lesser amounts and remain subject to future adjustments based on negotiated settlements with claimants, actions of the Bankruptcy Court, rejection of executory contracts, proofs of claims or other events. The following table reflects pre-petition liabilities subject to compromise as at July 31, 2016:

July 31, 2016
Payables, accruals and other liabilities	$328,957
Debt obligations (note 8)	1,316,232
Estimated allowed claim on lease rejections (note 9)	638,743
Total liabilities subject to compromise	$2,283,932

11.	Condensed combined and consolidated debtor-in-possession financial information:
The financial statements below represent the condensed combined financial statements of the Debtors. The non-filing entities are accounted for as non-consolidated subsidiaries in these financial statements and, as such, their net loss is included using the equity method of accounting. Intercompany transactions among the Debtors have been eliminated in the financial statements presented below. Intercompany transactions among the Debtors and the non-filing entities have not been eliminated.

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Debtors’ Combined and Consolidated Balance Sheet
(Expressed in thousands of United States dollars)
(Unaudited)

July 31, 2016
Assets
Current assets:
Cash and cash equivalents	$190,767
Receivables, net of allowance for doubtful accounts	103,212
Receivables due from non-filing entities	710,006
Income taxes receivable	2,083
Inventories	84,538
Prepaid expenses	16,957
Other assets	13,688
1,121,251
Property and equipment, net	715,443
Investments	458,070
Intangible assets	81,443
Restricted cash	5,462
Other assets	117,151
Long-term receivables due from non-filing entities	50,837
Deferred income tax assets	321
Assets held for sale	3,653
$2,553,631
Liabilities and Deficit
Liabilities not subject to compromise:
Current liabilities:
Payables and accruals	$117,077
Deferred revenue	4,906
Income taxes payable	298
Current payables due to non-filing entities	89,369
Other liabilities	4,878
Current portion of debt obligations	362,472
579,000
Deferred revenue	1,988
Other liabilities	3,370
Deferred income tax liabilities	565
Total liabilities not subject to compromise	584,923
Liabilities subject to compromise	2,283,932
Liabilities subject to compromise due to non-filing entities	804,643
Total liabilities	3,673,498

Redeemable non-controlling interests	17,753
Redeemable convertible preferred shares	643,967
Deficit	(1,781,587)
$2,553,631

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Debtors’ Combined and Consolidated Statement of Operations
(Expressed in thousands of United States dollars)
(Unaudited)

Three months ended
July 31, 2016
Revenue	$173,130
Operating expenses:
Direct costs	(131,818)
Loss from equity accounted investees	(4,544)
General and administration costs	(17,340)
Depreciation	(28,713)
Restructuring expense	(602)
Loss on disposal of assets	(1,063)
(184,080)
Operating loss	(10,950)
Financing charges	(38,924)
Reorganization items, net	(785,390)
Loss before income tax	(835,264)
Income tax expense	(85)
Net loss	$(835,349)
Net loss attributable to:
Controlling interest	$(835,349)
Non-controlling interests	—
Net loss	$(835,349)
Comprehensive loss	$(822,052)

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Debtors’ Combined and Consolidated Statement of Cash Flows
(Expressed in thousands of United States dollars)
(Unaudited)

Three months ended
July 31, 2016
Cash provided by operating activities	$29,057
Financing activities:
Capital lease repayments	(549)
Cash used in financing activities	(549)
Investing activities:
Property and equipment additions	(10,292)
Proceeds from disposal of property and equipment	1,819
Restricted cash	(141)
Cash used in investing activities	(8,614)
Cash provided by operations	19,894
Effect of exchange rate changes on cash and cash equivalents	(993)
Change in cash and cash equivalents during the period	18,901
Cash and cash equivalents, beginning of the period	171,866
Cash and cash equivalents, end of the period	$190,767

12.	Other financing income:

	Three months ended
	July 31, 2015	July 31, 2016
Amortization of deferred financing costs	$(1,861)	$(2,132)
Net gain on debt extinguishment (a)	14,687	—
Net loss on fair value of foreign currency forward contracts	(15,526)	—
Net gain on fair value of foreign currency embedded derivatives	13,709	8,786
Amortization of guaranteed residual values	(148)	(307)
Interest expense	(4,382)	(92)
Interest income	5,790	1,901
Other	(2,175)	(656)
	$10,094	$7,500

(a)
On July 20, 2015, one of our subsidiaries repurchased $34.1 million of the senior unsecured notes on the open market at 55.25% of the principal plus accrued and unpaid interest of $0.4 million. A gain on extinguishment of $14.7 million related to the repurchase discount net of the unamortized deferred financing costs was recognized.

13.	Income taxes:
During the three months ended July 31, 2015 and 2016, we recorded income tax expense of $5.9 million and $0.1 million resulting in effective tax rates of (14.5)% and nil, respectively.
During the three months ended July 31, 2016, no new uncertain tax positions identified. However, we adjusted certain uncertain tax positions due to changes in tax interpretations for those jurisdictions. The income tax expense reflects primarily the current corporate income taxes in taxable jurisdictions and withholding taxes. For most jurisdictions we determined that the deferred tax assets are not more likely than not to be realized and therefore we continue to recognize a valuation allowance in respect of these deferred tax assets.

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

As of July 31, 2016, there was $25.7 million in unrecognized tax benefits, of which $19.9 million would have an impact on the effective tax rate, if recognized.
The total amount of interest and penalties accrued on the consolidated balance sheets at April 30, 2016 and July 31, 2016 was $10.2 million and $8.6 million, respectively.

14.	Employee pension plans:
The net defined benefit pension plan expense (income) is as follows:

	Three months ended
	July 31, 2015	July 31, 2016
Current service cost	$4,043	$3,518
Interest cost	5,838	5,020
Expected return on plan assets	(10,756)	(8,707)
Amortization of net actuarial and experience losses	1,247	1,549
Amortization of past service credits	(124)	(111)
Employee contributions	(421)	(379)
	$(173)	$890

15.	Guarantees:
We have provided limited guarantees to third parties under some of our operating leases relating to a portion of the residual helicopter values at the termination of the leases, which have terms expiring between fiscal 2017 and 2024. Our exposure under the asset value guarantees including guarantees in the form of funded and unfunded residual value guarantees is approximately $171.8 million as at April 30, 2016 and $10.7 million at July 31, 2016, exclusive of $165.8 million of funded and unfunded residual value guarantees for helicopter lease rejections which were approved by the Bankruptcy Court as at July 31, 2016.

16.	Commitments:
We have helicopter operating leases for 154 helicopters and 92 helicopters at April 30, 2016 and July 31, 2016, respectively. As at July 31, 2016, these leases had expiry dates ranging from fiscal 2017 to 2025. For those helicopters where we have an unexercised option to purchase them for agreed amounts, the purchase options do not constitute bargain purchase options and we do not have a commitment to exercise the options.
As at July 31, 2016, we have commitments with respect to operating leases for helicopters, buildings, land and equipment. The Debtors have filed motions for the rejection of leases for 84 helicopters in our fleet which are no longer required in the operations of our business. As of July 31, 2016, the Bankruptcy Court had approved 65 helicopter lease rejections. Approved helicopter lease rejections have been reflected in reorganization items at the expected amount of the allowed claim (note 9).
The minimum lease rentals required under operating leases are payable in the following amounts over the following years ended July 31, exclusive of approved helicopter lease rejections but inclusive of lease rejections still subject to the approval of the Bankruptcy Court, which may substantially alter our minimum lease rentals. The May 5, 2016 filing of the Petitions by the Debtors in the Bankruptcy Court caused an event of default under the terms of all of our helicopter lease agreements. Any efforts by creditors to enforce such payment obligations as existed before the Petition Date are automatically stayed as a result of the filing of the Petitions, and the holders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. We continue to make the required payments for the post-petition period for helicopter leases for which we have not filed motions for rejection with the Bankruptcy Court in accordance with the below payment profile.

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

	Helicopter operating leases (i)	Building, land and equipment operating leases	Total operating leases
2017	$151,557	$13,642	$165,199
2018	145,208	9,876	155,084
2019	129,897	7,703	137,600
2020	108,345	4,602	112,947
2021	87,336	3,961	91,297
Thereafter	83,350	31,192	114,542
	$705,693	$70,976	$776,669

(i)
The helicopter operating leases exclude the remaining contractual lease commitments for 7 helicopters that we have permanently ceased use of in our operations and which do not form part of our prospective fleet strategy, which have been provided for as part of restructuring expense (note 4) and all Bankruptcy Court approved lease rejections (note 9).

As at July 31, 2016, we have a total commitment of $236.8 million for the purchase of new helicopters, for which we have contractual commitments to pay in fiscal 2017 ($170.6 million) and 2018 ($66.2 million). We also have additional flexible orders of $252.2 million which allow us to monitor the market recovery before confirming dates and the type of aircraft for deliveries. Our additional flexible orders can also be cancelled with no further payment, subject to periodic forfeitures of deposits paid to date, up to a maximum of $29.4 million in forfeitures. Each of these contracts are subject to ongoing negotiations and/or rejection as part of our reorganization process.

17.	Contingencies:

(a)	Legal proceedings:
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
In addition, from time to time, we are involved in tax and other disputes with various government agencies. The following summarizes certain of these pending disputes:
On May 2, 2008, Brazilian customs authorities seized one of our helicopters (customs value of $10.0 million) as a result of allegations that we violated Brazilian customs law by failing to ensure our customs agent and the customs agent’s third-party shipping company followed approved routing of the helicopter during

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

transport. We secured release of the helicopter and are disputing through court action any claim for penalties associated with the seizure and the alleged violation. We preserved our rights by filing a civil action against our customs agent for any losses that may result. The State Court of São Paulo has ruled that our agent will be responsible for the value of the helicopter if the government’s seizure is upheld. That decision is under appeal. At July 31, 2016, it is not possible to determine the ultimate outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.
Our Brazilian subsidiary is disputing claims from the Brazilian tax authorities that it was not entitled to certain credits in 2004 and 2007. The tax authorities are seeking up to $2.3 million in additional taxes plus interest and penalties. We believe that based on our interpretation of tax legislation and well established aviation industry practice we are in compliance with all applicable tax legislation and plan to defend this claim vigorously. At July 31, 2016, it is not possible to determine the outcome of this matter or the significance, if any, to our business, financial condition and results of operations.
Our Brazilian subsidiary is also disputing assessments from the municipal governments in Macaé and Cabo Frio related to cross-border flights and invoicing. The municipalities are seeking up to $4.8 million in taxes and penalties. We do not believe the Company is liable for these amounts and will continue to dispute these assessments at the administrative level before the Municipal Tax Secretary in each jurisdiction. At July 31, 2016, it is not possible to determine the outcome of this matter or the significance, if any, to our business, financial condition and results of operations.
On July 30, 2014, the UK Treasury Solicitors filed a claim against us and various other parties involved in the SAR-H procurement process, which was terminated by the Ministry of Transport in February 2011. The claim is for recovery of the Ministry of Transport’s wasted procurement costs of £17.8 million ($23.6 million) in respect of the SAR-H bid. We dispute the bases for the claim and intend to vigorously defend against it. At July 31, 2016, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.

(b)	Contingent professional fees:
We have entered into fee arrangements with financial advisors to assist us with our Bankruptcy filing. The arrangements include contingent fee payments up to $17.2 million, payable upon completion of Chapter 11 reorganization. At July 31, 2016, no contingent fee amounts were accrued.

18.	Segment information:
We operate under the following segments:

•	Helicopter Services;

•	Heli-One;

•	Corporate and other.
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

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Three months ended July 31, 2015
	Helicopter Services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$340,500	$35,437	$—	$—	$375,937
Add: Inter-segment revenues	—	27,366	—	(27,366)	—
Total revenue	340,500	62,803	—	(27,366)	375,937
Direct costs (i)	(220,690)	(55,439)	—	26,633	(249,496)
Earnings from equity accounted investees	1,433	—	—	—	1,433
General and administration costs	—	—	(16,356)	—	(16,356)
Adjusted EBITDAR (ii)	121,243	7,364	(16,356)	(733)	111,518
Helicopter lease and associated costs	(64,674)	—	—	—	(64,674)
Depreciation					(40,281)
Restructuring expense (note 4)					(19,379)
Loss on disposal of assets					(987)
Operating loss					(13,803)
Interest on debt obligations					(26,946)
Foreign exchange loss					(10,079)
Other financing income					10,094
Income tax expense					(5,908)
Net loss					$(46,642)

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statements of operations these costs are combined.

(ii)
Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization, helicopter lease and associated costs, restructuring expense, asset impairments, gain (loss) on disposal of assets, foreign exchange gain (loss), other financing income (charges) and reorganization items, net, or total revenue plus earnings from equity accounted investees less direct costs, excluding helicopter lease and associated costs, and general and administration costs.

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Three months ended July 31, 2016
	Helicopter Services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$241,932	$28,504	$—	$—	$270,436
Add: Inter-segment revenues	—	17,436	—	(17,436)	—
Total revenue	241,932	45,940	—	(17,436)	270,436
Direct costs (i)	(166,611)	(44,383)	—	17,369	(193,625)
Earnings from equity accounted investees	261	—	—	—	261
General and administration costs	—	—	(15,428)	—	(15,428)
Adjusted EBITDAR (ii)	75,582	1,557	(15,428)	(67)	61,644
Helicopter lease and associated costs	(53,236)	—	—	—	(53,236)
Depreciation					(35,698)
Restructuring expense (note 4)					(2,405)
Loss on disposal of assets					(1,125)
Operating loss					(30,820)
Interest on debt obligations (note 8(a))					(8,591)
Foreign exchange loss					(18,432)
Other financing income					7,500
Reorganization items, net (note 9)					(785,390)
Income tax expense					(59)
Net loss					$(835,792)

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statements of operations these costs are combined.

(ii)
Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization, helicopter lease and associated costs, restructuring expense, asset impairments, gain (loss) on disposal of assets, foreign exchange gain (loss), other financing income (charges) and reorganization items, net, or total revenue plus earnings from equity accounted investees less direct costs, excluding helicopter lease and associated costs, and general and administration costs.

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

19.	Supplemental condensed consolidated financial information:
The Company and certain of its direct and indirect wholly owned subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guaranteed on a joint and several basis certain outstanding indebtedness of CHC Helicopter S.A. (the “Issuer”), one of our subsidiaries. The following consolidating schedules present financial information as of July 31, 2016 and for the three months ended July 31, 2015 and 2016, based on the guarantor structure that was in place at July 31, 2016.
The Parent columns in the condensed consolidated financial information are for CHC Group Ltd. on a standalone basis (the “Parent”) and the equity method of accounting is used to reflect ownership interest in its subsidiary.

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Balance Sheets as at April 30, 2016 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$87	$3,138	$27,581	$238,462	$(3,138)	$266,130
Receivables, net of allowance for doubtful accounts	45	113	88,406	94,852	(909)	182,507
Current intercompany receivables	115	821,992	730,082	551,552	(2,103,741)	—
Income taxes receivable	—	—	2,084	3,878	—	5,962
Inventories	—	—	87,330	4,919	—	92,249
Prepaid expenses	7,041	125	16,104	15,621	(125)	38,766
Other assets	—	35,016	53,540	55,395	(103,892)	40,059
	7,288	860,384	1,005,127	964,679	(2,211,805)	625,673
Property and equipment, net	—	—	623,825	343,794	—	967,619
Investments	—	—	665,220	29,503	(657,083)	37,640
Intangible assets	—	—	81,476	1,422	—	82,898
Restricted cash	—	—	5,415	19,667	—	25,082
Other assets	36	—	294,152	73,293	—	367,481
Long-term intercompany receivables	—	96,596	59,474	399,307	(555,377)	—
Deferred income tax assets	—	—	1,976	594	—	2,570
Assets held for sale	—	—	5,305	—	—	5,305
	$7,324	$956,980	$2,741,970	$1,832,259	$(3,424,265)	$2,114,268
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Payables and accruals	$4,385	$58,592	$181,322	$93,317	$(58,588)	$279,028
Deferred revenue	—	—	27,347	7,066	—	34,413
Income taxes payable	—	12	33,863	4,097	(12)	37,960
Current intercompany payables	57,481	309,040	529,617	694,817	(1,590,955)	—
Current facility secured by accounts receivable	—	—	—	22,339	—	22,339
Other liabilities	68	33,860	98,530	40,819	(102,737)	70,540
Current portion of debt obligations	—	1,407,553	1,498,315	135,062	(1,407,553)	1,633,377
	61,934	1,809,057	2,368,994	997,517	(3,159,845)	2,077,657
Debt obligations	—	—	25,886	—	—	25,886
Long-term intercompany payables	—	—	398,593	60,188	(458,781)	—
Accumulated losses of unconsolidated investees in excess of investment	261,719	—	—	—	(261,719)	—
Deferred revenue	—	—	32,982	23,719	—	56,701
Other liabilities	—	—	168,019	74,692	—	242,711
Deferred income tax liabilities	—	—	565	8,210	—	8,775
Total liabilities	323,653	1,809,057	2,995,039	1,164,326	(3,880,345)	2,411,730
Redeemable non-controlling interests	—	17,150	17,150	(41,495)	26,062	18,867
Redeemable convertible preferred shares	643,967	—	—	—	—	643,967
Shareholders’ equity (deficit)	(960,296)	(869,227)	(270,219)	709,428	430,018	(960,296)
	$7,324	$956,980	$2,741,970	$1,832,259	$(3,424,265)	$2,114,268

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Balance Sheets as at July 31, 2016 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$581	$534	$48,674	$238,765	$(534)	$288,020
Receivables, net of allowance for doubtful accounts	46	113	103,166	65,854	(823)	168,356
Current intercompany receivables	158	191,753	963,754	740,627	(1,896,292)	—
Income taxes receivable	—	—	2,083	2,588	—	4,671
Inventories	—	—	84,538	4,799	—	89,337
Prepaid expenses	2,298	125	14,659	15,021	(125)	31,978
Other assets	—	48,195	61,883	29,831	(101,493)	38,416
	3,083	240,720	1,278,757	1,097,485	(1,999,267)	620,778
Property and equipment, net	—	—	534,521	335,195	—	869,716
Investments	—	—	581,342	29,855	(574,094)	37,103
Intangible assets	—	—	81,443	1,351	—	82,794
Restricted cash	—	—	5,462	9,689	—	15,151
Other assets	—	—	117,151	81,118	—	198,269
Long-term intercompany receivables	—	—	51,650	363,178	(414,828)	—
Deferred income tax assets	—	—	321	415	—	736
Assets held for sale	—	—	3,653	—	—	3,653
	$3,083	$240,720	$2,654,300	$1,918,286	$(2,988,189)	$1,828,200
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Payables and accruals	$21,776	$5,164	$95,295	$57,723	$(5,210)	$174,748
Deferred revenue	—	—	4,906	8,088	—	12,994
Income taxes payable	—	350	298	3,668	(350)	3,966
Current intercompany payables	4,669	19,594	189,905	780,448	(994,616)	—
Other liabilities	18	5,102	9,962	51,859	(58,400)	8,541
Current portion of debt obligations	—	361,591	362,472	—	(361,591)	362,472
	26,463	391,801	662,838	901,786	(1,420,167)	562,721
Long-term intercompany payables	—	—	—	51,571	(51,571)	—
Accumulated losses of unconsolidated investees in excess of investment	1,052,066	—	—	—	(1,052,066)	—
Deferred revenue	—	—	1,988	21,808	—	23,796
Other liabilities	—	—	3,370	65,721	—	69,091
Liabilities subject to compromise	1,256	1,168,558	2,142,893	139,743	(1,168,518)	2,283,932
Liabilities subject to compromise - intercompany	60,918	328,873	885,459	146,471	(1,421,721)	—
Deferred income tax liabilities	—	—	565	7,962	—	8,527
Total liabilities	1,140,703	1,889,232	3,697,113	1,335,062	(5,114,043)	2,948,067
Redeemable non-controlling interests	—	17,753	17,753	(42,537)	24,784	17,753
Redeemable convertible preferred shares	643,967	—	—	—	—	643,967
Shareholders’ equity (deficit)	(1,781,587)	(1,666,265)	(1,060,566)	625,761	2,101,070	(1,781,587)
	$3,083	$240,720	$2,654,300	$1,918,286	$(2,988,189)	$1,828,200

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Statements of Operations and Comprehensive Loss for the three months ended July 31, 2015 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$241,625	$252,174	$(117,862)	$375,937
Operating expenses:
Direct costs	—	—	(190,260)	(241,772)	117,862	(314,170)
Earnings (loss) from equity accounted investees	(47,653)	(44,207)	(39,402)	1,216	131,479	1,433
General and administration costs	(4,072)	(480)	(15,258)	2,974	480	(16,356)
Depreciation	—	—	(33,512)	(6,769)	—	(40,281)
Restructuring expense	(1,721)	—	(14,921)	(2,737)	—	(19,379)
Loss on disposal of assets	—	—	(582)	(405)	—	(987)
	(53,446)	(44,687)	(293,935)	(247,493)	249,821	(389,740)
Operating income (loss)	(53,446)	(44,687)	(52,310)	4,681	131,959	(13,803)
Financing income (charges)	84	(1,526)	9,420	(36,435)	1,526	(26,931)
Loss before income tax	(53,362)	(46,213)	(42,890)	(31,754)	133,485	(40,734)
Income tax expense	—	(596)	(4,763)	(1,145)	596	(5,908)
Net loss	$(53,362)	$(46,809)	$(47,653)	$(32,899)	$134,081	$(46,642)
Net earnings (loss) attributable to:
Controlling interest	$(53,362)	$(46,809)	$(47,653)	$(39,619)	$134,081	$(53,362)
Non-controlling interests	—	—	—	6,720	—	6,720
Net loss	$(53,362)	$(46,809)	$(47,653)	$(32,899)	$134,081	$(46,642)
Comprehensive loss	$(86,439)	$(80,249)	$(80,730)	$(20,432)	$198,153	$(69,697)

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Cash flows for the three months ended July 31, 2015 (Expressed in thousands of US dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(95)	$(9,792)	$15,384	$9,950	$9,792	$25,239
Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	10,602	—	10,602
Debt proceeds	—	150,000	150,000	—	(150,000)	150,000
Debt and capital lease repayments	—	(95,000)	(95,868)	—	95,000	(95,868)
Repurchases of senior unsecured notes	—	(18,818)	(18,818)	—	18,818	(18,818)
Increase in deferred financing costs	—	—	—	(2,179)	—	(2,179)
Cash provided by financing activities	—	36,182	35,314	8,423	(36,182)	43,737
Investing activities:
Property and equipment additions	—	—	(38,706)	(41,389)	—	(80,095)
Proceeds from disposal of property and equipment	—	—	27,723	—	—	27,723
Helicopter deposits net of lease inception refunds	—	—	(24,360)	—	—	(24,360)
Restricted cash	—	—	2,248	(18,886)	—	(16,638)
Cash used in investing activities	—	—	(33,095)	(60,275)	—	(93,370)
Cash provided by (used in) operations	(95)	26,390	17,603	(41,902)	(26,390)	(24,394)
Effect of exchange rate changes on cash and cash equivalents	—	—	(8,627)	834	—	(7,793)
Change in cash and cash equivalents during the period	(95)	26,390	8,976	(41,068)	(26,390)	(32,187)
Cash and cash equivalents, beginning of the period	112	82,458	96,428	37,757	(82,458)	134,297
Cash and cash equivalents, end of the period	$17	$108,848	$105,404	$(3,311)	$(108,848)	$102,110

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Statements of Operations and Comprehensive Loss for the three months ended July 31, 2016 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$173,130	$186,533	$(89,227)	$270,436
Operating expenses:
Direct costs	—	—	(134,877)	(201,211)	89,227	(246,861)
Earnings (loss) from equity accounted investees	(804,141)	(776,129)	(29,772)	352	1,609,951	261
General and administration costs	(5,783)	(332)	(11,534)	1,889	332	(15,428)
Depreciation	—		(26,916)	(8,782)	—	(35,698)
Restructuring expense	(2,141)	(13)	1,539	(1,803)	13	(2,405)
Loss on disposal of assets	—	—	(1,063)	(62)	—	(1,125)
	(812,065)	(776,474)	(202,623)	(209,617)	1,699,523	(301,256)
Operating loss	(812,065)	(776,474)	(29,493)	(23,084)	1,610,296	(30,820)
Financing charges	(2)	(8,435)	(17,146)	(2,375)	8,435	(19,523)
Reorganization items, net	(23,283)	(23,203)	(757,416)	(4,691)	23,203	(785,390)
Loss before income tax	(835,350)	(808,112)	(804,055)	(30,150)	1,641,934	(835,733)
Income tax recovery (expense)	1	(562)	(86)	26	562	(59)
Net loss	$(835,349)	$(808,674)	$(804,141)	$(30,124)	$1,642,496	$(835,792)
Net earnings (loss) attributable to:
Controlling interest	$(835,349)	$(808,674)	$(804,141)	$(29,681)	$1,642,496	$(835,349)
Non-controlling interests	—	—	—	(443)	—	(443)
Net loss	$(835,349)	$(808,674)	$(804,141)	$(30,124)	$1,642,496	$(835,792)
Comprehensive loss	$(822,052)	$(795,717)	$(790,844)	$(84,573)	$1,671,809	$(821,377)

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Cash flows for the three months ended July 31, 2016 (Expressed in thousands of US dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$494	$(2,604)	$31,249	$16,001	$2,604	$47,744
Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	(21,620)	—	(21,620)
Capital lease repayments	—	—	(549)	—	—	(549)
Cash provided by financing activities	—	—	(549)	(21,620)	—	(22,169)
Investing activities:
Property and equipment additions	—	—	(10,292)	(990)	—	(11,282)
Proceeds from disposal of property and equipment	—	—	1,819	25	—	1,844
Restricted cash	—	—	(141)	9,197	—	9,056
Cash provided by (used in) investing activities	—	—	(8,614)	8,232	—	(382)
Cash provided by (used in) operations	494	(2,604)	22,086	2,613	2,604	25,193
Effect of exchange rate changes on cash and cash equivalents	—	—	(993)	(2,310)	—	(3,303)
Change in cash and cash equivalents during the period	494	(2,604)	21,093	303	2,604	21,890
Cash and cash equivalents, beginning of the period	87	3,138	27,581	238,462	(3,138)	266,130
Cash and cash equivalents, end of the period	$581	$534	$48,674	$238,765	$(534)	$288,020

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance. The following discussion of our results of operations and financial condition should be read in conjunction with the interim financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited annual consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, filed with the Securities and Exchange Commission, or SEC, on July 15, 2016, and the MD&A contained therein. In the discussion that follows, the terms “prior year quarter” and “current year quarter” refer to the three months ended July 31, 2015 and 2016, respectively. The following discussions include forward-looking statements that involve certain risks and uncertainties, including those identified in the “Item 1A. Risk Factors” section to our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.
We have prepared the interim financial statements assuming that we will continue as a going concern, despite our recurring net losses, substantial level of indebtedness and operating lease commitments, significant decline in consolidated revenues and filing for bankruptcy protection on May 5, 2016 described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016. However, our independent registered public accountants Ernst & Young LLP have included an emphasis of matter paragraph in their auditors’ report, which states certain conditions exist which raise substantial doubt about our ability to continue as a going concern in relation to the above and incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended April 30, 2016. The interim financial statements do not include any adjustments that might result from the outcome of the uncertainty. See “Report of Independent Registered Public Accounting Firm” in our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.
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

•
our interim financial statements have been prepared assuming that we will continue as a going concern, our independent registered public accounting firm has raised substantial doubts about our ability to continue as a going concern, and we have not included any adjustments that might result from the outcome of this uncertainty;

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

•	our operations may suffer due to political, regulatory, commercial and economic uncertainty;

•	our business in countries with a history of corruption and transactions with foreign governments increases the compliance risks associated with our international activities;

•	we are subject to extensive federal, state, local and foreign environmental, health and safety laws, rules, regulations and ordinances that could have an adverse impact on our business;

•	we are subject to many different forms of taxation in various jurisdictions throughout the world, which could lead to disagreements with tax authorities regarding the application of tax laws;

•	the offshore helicopter services industry is cyclical;

•	we are exposed to foreign currency risks;

•	our failure to hedge exposure to fluctuations in foreign currency exchange rates could unfavorably affect our financial performance;

•	we are exposed to credit risks;

•	our customers may seek to shift risk to us;

•	if oil and gas companies undertake cost reduction methods, there may be an adverse effect on our business;

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

•
in the event we are or become treated as a passive foreign investment company for U.S. federal income tax purposes, our U.S. shareholders could be subject to adverse U.S. federal income tax consequences;

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

•	as a shareholder, you might have difficulty obtaining or enforcing a judgment against us because we are incorporated under the laws of the Cayman Islands; and

•	our Major Investors CD&R and First Reserve, may compete with us, and our articles of association contain a provision that expressly permits our non-employee directors to compete with us.

We caution you that the above list of cautionary statements is not exhaustive and should be considered with the risks identified in the “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended April 30, 2016. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. We disclaim any intentions or obligations to update or revise any forward-looking information, whether as a result of new information, future events or otherwise, except in accordance with applicable securities laws.
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

Voluntary Filing under Chapter 11
On the Petition Date, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under the Bankruptcy Code. This action was the result of our determination that the cost of our capital and leasing structure is no longer sustainable and we are unable to absorb the ongoing and precipitous decline in business demand from the oil and gas industry. Since the Petition Date, the Debtors have operated their business as “debtors-in-possession.” A trustee has been appointed and the Debtors continue to operate their businesses and manage their properties as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Any efforts by creditors to enforce such payment obligations as existed before the Petition Date are automatically stayed as a result of the filing of the Petitions, and the holders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has approved certain motions for the payment of certain pre-petition obligations, including those related to certain taxes, employee severance and helicopter part repair orders. Additional information about the Bankruptcy Cases, including which entities are Debtors, is available at www.kccllc.net/chc. Neither the foregoing website nor the information contained on the website nor the documents accessible through such website shall be deemed incorporated into, and neither shall form a part of this Quarterly Report.
The Petitions filed by the Debtors seeking relief under the Bankruptcy Code constituted an event of default that accelerated our obligations under the senior secured notes and senior unsecured notes, the revolving credit facility and the ABL Facility. As of the Petition Date, certain of the Debtors pre-petition liabilities, including the senior secured notes, the senior unsecured notes and the ABL Facility, were classified as liabilities subject to compromise and following the guidance of ASC 852 Reorganizations, we have expensed $27.1 million related to the deferred financing costs and unamortized net discount on these obligations during the three months ended July 31, 2016. We ceased recognition of interest expense on these debt obligations classified as liabilities subject to compromise from the Petition Date during the three months ended July 31, 2016.
The Debtors have filed motions for the rejection or abandonment of 97 helicopters in our fleet which we no longer need in the operation of our business. This includes 84 leased helicopters and 13 helicopters financed under our ABL Facility. During the three months ended July 31, 2016, the Bankruptcy Court approved 65 lease rejections, and as of September 14, 2016, 66 helicopter lease rejections had been approved and the motion to abandon the 13 aircraft under our ABL Facility remains pending before the Bankruptcy Court. In accordance with the guidance of ASC 852 Reorganizations, we have recorded an expected allowed claim from the lessors on approval of the lease rejections during the three months ended July 31, 2016 of $638.7 million. As the estimation process is inherently uncertain, future actions and decisions by the Bankruptcy Court may differ significantly from our own estimate, potentially having material future effects on our financial statements. Furthermore, these liabilities are reported as the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. There may be significant variation from the settled amount from expected amount of the allowed claim. The lessors’ rights of enforcement for those claims will be subject to the applicable provisions of the Bankruptcy Code. The approved helicopter lease rejections have reduced our minimum lease rentals by approximately $600 million.
In addition, the commencement of the Bankruptcy Cases constituted an event of default with our Canadian Supplemental Retirement Plan Agreements with certain plan participants, who could demand payment under one or more renewable letters of credit related to the participant’s benefit liabilities. As a result we recognized a settlement loss of approximately $13.0 million during the three months ended July 31, 2016, comprised of the net reduction in projected benefit obligation and accumulated other comprehensive loss.
Effective on the Petition Date, our ordinary shares ceased trading on the OTCQX International Market and began trading on the OTC Pink Marketplace, under the symbol “HELIQ”. We expect that our existing ordinary shares will be extinguished upon our emergence from Chapter 11, and existing shareholders will likely not receive consideration in respect of their share interests.
Segments
We report under two operating segments as well as a Corporate segment that provides general and administration functions. Our two operating segments are as follows:
Helicopter Services:

•
Our Helicopter Services segment consists of flying operations, primarily serving our offshore oil and gas customers and providing SAR and EMS to government agencies and to our oil and gas customers. The majority of our customers are major national and independent oil and gas companies. The majority of our revenue from oil and gas customers is from contracts tied to our customers’ offshore production operations, with a substantial portion related to transporting personnel to and from offshore drilling rigs.

•	Our operations are global. Approximately half of our Helicopter Services segment’s revenue is derived from the North Sea, from our main bases Aberdeen, Scotland and Stavanger, Norway.
Heli-One:

•
Our Heli-One segment includes a global network of helicopter maintenance, repair and overhaul facilities, and maintenance and engineering professionals, providing services for our fleet and for our external customer base primarily in Europe, Asia and North America. Although intersegment revenues are eliminated from the presentation of our consolidated financial information, operationally, Heli-One’s largest customer is our Helicopter Services segment.

•
Heli-One also provides single-source PBH support for aircraft models from multiple manufacturers, where the customer pays a ratable monthly charge, typically based on the number of hours flown, for all scheduled and un-scheduled maintenance.

Key Drivers Affecting our Results of Operations

Our results of operations and financial condition are affected by numerous factors, including those described under “Item 1A. Risk Factors” section to our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, and those described below:

•
General level of offshore production and drilling activity. Demand for our services depends primarily upon ongoing offshore hydrocarbon production and the capital spending of oil and gas companies and the level of offshore drilling activity. Higher activity levels can lead to greater utilization of our helicopters by our customers.

•
Impact of fleet mix. Generally, contracts for our helicopter services requiring heavier and newer helicopters can provide an opportunity to generate greater profit than lighter and older helicopters. Consequently, we believe our revenue and profit opportunities can improve as we upgrade our fleet and enter into new contracts.

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
This continued downward pressure to reduce prices and the volatility in the oil and gas sector generally, and the potential impact of such volatility on offshore exploration and production, has had a significant negative impact on the demand for offshore helicopter transportation services. We have seen continued reductions in activity across all of our regions during the three months ended July 31, 2016, for both oil and gas production and exploration customers. We have terminated the arrangement with our partner in Nigeria. We have exercised our option to require the majority shareholder in Thai Aviation Services to acquire our shareholding. However, we have been able to extend and win new contract work in Australia and in Norway during the current year quarter and we continue to look for new opportunities and work with our existing customers to provide solutions. We believe that helicopter service is the most efficient and often the only viable or permitted form of transportation in many jurisdictions. Though we believe that in the longer term oil platforms are increasingly moving further offshore, and new, larger and more complex platform designs will mean that long-term demand for new technology medium and heavy helicopters will increase, the continued significant economic uncertainty means that this longer-term demand for new technology medium and heavy helicopters has been significantly outweighed by continued cost reductions across the industry due to uncertainty over future Brent crude prices. The significant reduction in customer demand had resulted in an increasing number of our helicopters in our fleet becoming unproductive. However, during the three months ended July 31, 2016, the Bankruptcy Court approved 65 helicopter lease rejections relating to unproductive aircraft in our fleet.
On April 29, 2016, one of our Airbus H225 helicopters was involved in an accident near the Flesland Airport in Bergen, Norway. Pending the outcome of the investigation, we have suspended, together with other operators, flying operations of the H225 and AS332 L2 helicopter types. The H225 helicopter is one of two types of heavy, new technology helicopters in our fleet. We have substituted Sikorsky S92A and other aircraft types where appropriate to continue to serve our customers’ needs. The Bankruptcy Court has approved the rejection of all of our leased H225 helicopters which has substantially reduced the number of H225 helicopters in our fleet. It is too early to determine the extent of the impact of the accident on our results of operations or financial condition based on information currently available. We are complying fully with all regulatory requirements. See “—Aviation Safety and Regulatory Developments” included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016 for further information.
On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the EU. As a result of the referendum, it is expected that the United Kingdom will negotiate the terms of their future relationship with the EU. We face uncertainties regarding how the United Kingdom’s access to the EU Single Market and the wider trading, legal, regulatory and labor environments, especially in the United Kingdom and EU, will be impacted by the United Kingdom’s vote to exit the EU, including the resulting impact on our business and that of our customers. We are uncertain about the future regulatory implications of the United Kingdom’s exit from the EU. There could be increased regulatory complexities that may affect our business and how customers flying in the North Sea region may be impacted. Finally, the United Kingdom’s exit may also affect currency exchange rates and adversely impact our revenues leading to additional economic uncertainty. The foreign exchange loss in the prior year quarter increased by $8.4 million to a $18.4 million foreign exchange loss in the current year quarter, primarily due to the significant decline in the British Pound Sterling since June 2016.
We conduct our business in various foreign jurisdictions, and as such, our cash flows, revenues and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. Our reported results have been negatively impacted as a result of the strengthening of the U.S. dollar against most major currencies compared to the prior year quarter, primarily because approximately half of our Helicopter Services’ revenue is derived from the North Sea region and is transacted primarily in the local currencies of that region. Throughout the three months ended July 31, 2016, our primary foreign currency exposures were related to the Norwegian Kroner, the Euro, the British Pound Sterling, the Canadian dollar and the Australian dollar.
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
Within a week of the accident, the Accident Investigation Branch Norway (“AIBN”) stated that based on the information available, the H225 helicopter suffered in-flight separation of the main rotor hub from the main gearbox. As a precautionary measure, and while investigations are ongoing, Airbus Helicopters issued Emergency Airworthiness Service Bulletin (“EASB”) 553-A-058 and Revision 1 to EASB 553-A-058, and the European Aviation Safety Agency (“EASA”) issued Emergency Airworthiness Directive (“EAD”) 2016-0089, for additional inspection regimes.
On June 1, 2016, the Norwegian Civil Aviation Authority (“CAA”) issued another Safety and Operational Directive, which confirmed that as a result of the updated preliminary report from the AIBN (published on June 1, 2016) and contact with the UK CAA, it was decided that the scope of their Airbus Helicopters H225 and AS332 L2 Safety Directives would be extended to all operations, including SAR operations. The UK CAA issued a similar Directive on June 2, 2016. Pending further investigation to determine the root cause of the accident, and development of mitigating measures by Airbus Helicopters, EASA decided, as an additional precautionary measure, to temporarily ground the fleet, but permit single ferry flights without passengers to recover aircraft to suitable maintenance locations if required. This was communicated via an EAD. On June 28, 2016, the AIBN released another preliminary report regarding the likely cause of the accident, which is available at http://www.aibn.no/Aviation/Investigations/16-286. Neither the foregoing website nor the information contained on the website nor the report accessible through such website shall be deemed incorporated into, and neither shall be a part of, this Quarterly Report on Form 10-Q.
Following the issuance of the EAD, CHC suspended all H225 operations, including those committed to SAR and Medevac. It is too early to determine the extent of the impact of the accident on our results of operations or financial condition based on information currently available. We are complying fully with all regulatory requirements.
On August 23, 2013, one of our Airbus Helicopters AS332 L2 helicopters was involved in an accident near Sumburgh in the Shetland Isles, United Kingdom. Authorities subsequently confirmed four fatalities and multiple injuries among the 16 passengers and two crew members on board. The cause of the accident was subject to full investigation by the UK Air Accident Investigation Branch (“AAIB”) and ongoing investigation by Police Scotland. As with any similar event, this accident could result in legal and regulatory proceedings, liability and/or additional litigation and/or sanctions, which could materially adversely impact our revenue, profitability and/or operations. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K, including “Operating helicopters involves a degree of inherent risk and we are exposed to the risk of losses from safety incidents” for further information.
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
Fleet
We have continued efforts to right-size our fleet to match customer demand. Due to the downturn in the oil and gas industry, a significant portion of our fleet had become unproductive. As of July 31, 2016, the Bankruptcy Court had approved 65 helicopter lease rejections. We are in the process of rejecting or abandoning a significant portion of our leased helicopter fleet which we no longer need in the operation of our business, including helicopters financed under our ABL Facility. We will continue to adjust our fleet size and mix to meet customer demand and requirements.
As of July 31, 2016, our fleet was comprised of the following helicopters, excluding the 65 helicopters which the Bankruptcy Court had approved the helicopter lease rejections:

Helicopter Type	Total	Cruise Speed (kts)	Approximate Range (nmi)	Passenger Capacity	Maximum Weight (lbs)
Helicopter Type
Heavy:
Sikorsky S92A	45	145	400	19	26,500
Airbus Helicopters H225	6	145	400	19	24,250
Airbus Helicopters (AS332 L, L1, and L2)	18	130-140	250-350	17-19	18,000-20,500
Total Heavy	69
Medium:
AgustaWestland AW139	35	145	280	12-15	15,000
Sikorsky S76C++	18	145	220	12	11,700
Sikorsky S76C+	18	145	175	12	11,700
Sikorsky S76A++	7	135	130	12	10,800
Bell 412	7	125	135	13	11,900
Airbus Helicopters AS365 Series/H155	4	120-145	80-120	11-13	9,500-10,800
Airbus Helicopters H135/H145	3	N/A(i)	N/A(i)	N/A(i)	N/A(i)
Total Medium	92
Total Helicopters	161

(i)	EMS only.
On April 29, 2016, one of our Airbus H225 helicopters was involved in an accident near the Flesland Airport in Bergen, Norway. Pending the outcome of the investigation, we have suspended, together with other operators, flying operations of the H225 and AS332 L2 helicopter types.
As at July 31, 2016, we have a total commitment of $236.8 million for the purchase of new helicopters, for which we have contractual commitments to pay in fiscal 2017 ($170.6 million) and 2018 ($66.2 million). We also have additional flexible orders of $252.2 million which allow us to monitor the market recovery before confirming dates and the type of aircraft for deliveries. Our additional flexible orders can also be cancelled with no further payment, subject to periodic forfeitures of deposits paid to date, up to a maximum of $29.4 million in forfeitures. Each of these contracts are subject to ongoing negotiations and/or rejection as part of our reorganization process.

Summary Results of Operations

For the three months ended July 31,
(In thousands of U.S. dollars)

	Three months ended July 31,
	2015	2016
Operating revenue	$347,028	$248,407
Reimbursable revenue	28,909	22,029
Total revenue	375,937	270,436
Operating expenses
Direct costs (i)	(249,496)	(193,625)
Earnings from equity accounted investees	1,433	261
General and administration costs	(16,356)	(15,428)
Adjusted EBITDAR (ii)	111,518	61,644
Helicopter lease and associated costs (i)	(64,674)	(53,236)
Depreciation	(40,281)	(35,698)
Restructuring expense	(19,379)	(2,405)
Loss on disposal of assets	(987)	(1,125)
Operating loss	(13,803)	(30,820)
Interest on long-term debt	(26,946)	(8,591)
Foreign exchange loss	(10,079)	(18,432)
Other financing income	10,094	7,500
Reorganization items, net	—	(785,390)
Loss before income tax	(40,734)	(835,733)
Income tax expense	(5,908)	(59)
Net loss	$(46,642)	$(835,792)
Net earnings (loss) attributable to:
Controlling interest	$(53,362)	$(835,349)
Non-controlling interests	6,720	(443)
Net loss	$(46,642)	$(835,792)

(i)
Direct costs in the information above excludes helicopter lease and associated costs. These costs are combined in the consolidated statements of operations, which are included in the interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(ii)
Adjusted EBITDAR is a non-GAAP measure. Additional information about our Adjusted EBITDAR, including a reconciliation of this measure to our consolidated financial statements is also provided in note 18 of our interim financial statements for the three months ended July 31, 2015 and 2016, included elsewhere in this Quarterly Report on Form 10-Q.

Consolidated Results Summary
For the three months ended July 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2015	2016	$ Change	% Change
Helicopter Services (i)	$340,500	$241,932	$(98,568)	(28.9)%
Heli-One	35,437	28,504	(6,933)	(19.6)%
Total revenue	375,937	270,436	(105,501)	(28.1)%
Direct costs (ii)	(249,496)	(193,625)	55,871	22.4%
Helicopter lease and associated costs	(64,674)	(53,236)	11,438	17.7%
Total direct costs	$(314,170)	$(246,861)	$67,309	21.4%

(i)	Includes revenue from the customer reimbursement of fuel costs of $15.7 million for the three months ended July 31, 2015 and $10.2 million for the three months ended July 31, 2016.

(ii)	Includes $15.9 million in fuel costs for the three months ended July 31, 2015 and $10.0 million for the three months ended July 31, 2016.

Consolidated Results of Operations
Revenue
Consolidated revenue decreased by $105.5 million to $270.4 million compared to the prior year quarter, a decrease of 28.1%. Revenue decreased in both our Helicopter Services and Heli-One segments. The changes in external revenue in our two segments are explained below.

Helicopter Services
The total external revenue for Helicopter Services decreased by $98.6 million, or 28.9%, compared to the prior year quarter. The significant reduction in global oil prices since mid-2014 has continued to have a negative impact on our results in the current year quarter as our customers reduced activity and capital spending, and in particular, reduced oil and gas exploration related activity. However, we have seen declines in revenues with both production and exploration customers. The key variances were as follows:

•
Foreign exchange. There was an $8.3 million decrease related to the impact of foreign currency translation on our reported results, primarily in the North Sea due to the significant decline in the British Pound Sterling since June 2016. In addition, the U.S. dollar strengthened against most currency groups in the current year quarter compared to the prior year quarter, which resulted in a decrease in reported U.S. dollar revenue amounts, where revenue was transacted primarily in the local currencies of our operations;

•
Contract completions and activity. Revenues decreased by $43.2 million due to contract completions, primarily in the North Sea, Australia and Mozambique, for both production and exploration customers. In addition, there was a $24.0 million decrease in revenue due to contract completions and reduced customer activity in Brazil and a net $6.6 million decrease in revenue resulting from other activity changes, primarily in the North Sea and in Australia;

•
Contract modification. Revenues decreased by $17.0 million resulting from contract modifications with continuing oil and gas customers due to reductions in price and number of helicopters on contract, as our customers continue to implement cost reduction initiatives; and

•	Reimbursable revenue. There was a $5.7 million decrease in reimbursable revenue due to lower activity. Reimbursable revenue includes customer reimbursement of fuel costs; partially offset by

•	New contracts. There was a $6.2 million increase in revenue from new contract wins for oil and gas customers in the North Sea and in Australia.

On April 29, 2016, one of our Airbus H225 helicopters was involved in an accident near the Flesland Airport in Bergen, Norway. Pending the outcome of the investigation, we have suspended, together with other operators, flying operations of the H225 helicopter. The Bankruptcy Court has approved rejection of all of our leased H225 fleet. We have substituted Sikorsky S92A and other aircraft types where appropriate to continue to serve our customers’ needs in an effort to minimize the impact of the H225 suspension on our revenues.
Heli-One
Heli-One’s external revenue decreased by $6.9 million compared to the prior year quarter, which included a $0.3 million decrease related to the impact of foreign exchange, primarily as a consequence of the strengthening U.S. dollar. In addition, PBH revenue decreased by $2.3 million primarily due to lower levels of third-party customer flight hours compared to the prior year quarter. MRO revenue decreased by $4.3 million compared to the prior year quarter due to timing of maintenance events.
Direct Costs
For the three months ended July 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2015	2016	$ Change	% Change
Crew costs	$(88,152)	$(70,456)	$17,696	20.1%
Base operations and other costs	(62,669)	(46,404)	16,265	26.0%
Maintenance costs	(66,032)	(49,791)	16,241	24.6%
Support costs	(32,643)	(26,974)	5,669	17.4%
Total direct costs	$(249,496)	$(193,625)	$55,871	22.4%

Direct costs, which exclude helicopter lease and associated costs, decreased by $55.9 million to $193.6 million compared to the prior year quarter. The decrease in direct costs was a result of both foreign exchange translation, due to the appreciation of the U.S. dollar, and our active management of costs due to changes in customer activity. The primary factors which impacted direct costs were as follows:

•
Crew costs, which include salaries, benefits, training and recruitment costs, decreased by $17.7 million to $70.5 million compared to the prior year quarter. The decrease in crew costs was partially due to the impact of the strengthening U.S. dollar, which decreased crew costs by $2.7 million compared to the prior year quarter. The remaining $15.0 million decrease was as a result of lower crew requirements due to reduced activity, contract completions and cost saving initiatives, primarily in Brazil, Australia, Canada and several African countries. Crew costs were incurred only by our Helicopter Services segment.

•
Base operations and other costs, which include our base operations, reimbursable costs, insurance costs and other external expenses, decreased by $16.3 million to $46.4 million compared to the prior year quarter, which included an approximate $1.4 million decrease related to the impact of the strengthening U.S. dollar. There was a decrease of $5.4 million in rechargeable costs to customers, due to lower flying hours, compared to the prior year quarter. Contract completions and reductions in activity, primarily in Africa, Brazil, Australia and the North Sea, in addition to the wind down of our operations in Nigeria during the current year quarter, reduced costs by $9.5 million compared to the prior year quarter. Base operations and other costs were incurred only by our Helicopter Services segment.

•
Maintenance costs decreased by $16.2 million to $49.8 million compared to the prior year quarter. Maintenance costs decreased by $1.2 million in the current year quarter compared to the prior year quarter due to the impact of foreign exchange translation, as a result of the strengthening U.S. dollar. Maintenance costs include those related to repairs for owned and leased major components, spares and rotable and repairable parts, which are recognized when the costs are incurred. Our costs therefore can vary with the timing of the maintenance activity. A portion of our maintenance costs are externally subcontracted on a PBH basis and vary with flight hours, which were primarily incurred for our H225 aircraft. Maintenance costs decreased by $15.0 million compared to the prior year quarter due to a combination of reduced activity, the suspension of H225 helicopters, which reduced PBH costs incurred in the current year quarter, but were also impacted by the timing of maintenance events.

•
Support costs decreased by $5.7 million to $27.0 million compared to the prior year quarter, due to a combination of foreign exchange translation, reduced headcount and lower levels of base support, driven by our cost saving initiatives and lower activity levels. The majority of support costs were incurred by our Helicopter Services segment, with $3.4 million related to our Heli-One segment.

Helicopter Lease and Associated Costs
Helicopter lease and associated costs decreased by $11.4 million to $53.2 million. The decrease was primarily due to the Bankruptcy Court approving the rejection of 65 helicopter leases during the current year quarter, of which 62 were classified as operating leases. We recorded lease expense on the rejected leases until the effective date of the lease rejection, the majority of which were June 30, 2016. See “—Overview of Business - Voluntary Filing under Chapter 11” included elsewhere in this Quarterly Report on Form 10-Q for further information. In addition, helicopter lease costs decreased due to the reclassification of certain operating leases to capital leases, due to the modification of the lease agreements, during the fiscal year ended April 30, 2016.
General and Administration Costs
General and administration costs decreased by $0.9 million to $15.4 million compared to the prior year quarter, due to a decrease in stock-based compensation expense of $0.5 million and a decrease in professional, legal and consulting costs.
Depreciation
Depreciation expense decreased by $4.6 million to $35.7 million compared to the prior year quarter. The decrease in depreciation expense was primarily a result of accelerated depreciation on certain aircraft in connection with our restructuring program in the prior year quarter and, to a lesser extent, rejected capital leased helicopters during the current year quarter. This was partially offset by an increase in depreciation expense due to helicopter acquisitions during the fiscal year ended April 30, 2016, additional capital leases due to the modification of certain existing operating lease agreements during fiscal 2016, and an increase in the depreciation rates of our rotable and repairable assets.
Restructuring Expense
We are undergoing a comprehensive review of our operations, organizational structure and fleet with the view of reducing operating costs. In connection with the ongoing review, we have incurred restructuring expenses of $2.4 million in the current year quarter, which decreased by $17.0 million compared to the prior year quarter. These costs are related to lease and other contractual costs on leased helicopters which we have ceased to use in our operations, employee severance costs and other associated costs. See note 4 of our interim financial statements for the three months ended July 31, 2015 and 2016 included elsewhere in this Quarterly Report on Form 10-Q for further information. During the current year quarter, costs related to professional advisors retained to assist with the Chapter 11 proceedings and other associated costs have, subsequent to the Petition Date, been classified as a component of reorganization items, net.
Interest on Long-Term Debt
Interest on long-term debt obligations decreased by $18.4 million to $8.6 million compared to the prior year quarter. We ceased recognition of interest expense on the senior secured, senior unsecured notes and the ABL Facility effective from the Petition Date, which resulted in a $26.3 million decrease in interest expense. This was partially offset by additional capital lease interest expense and an increase in interest costs on our revolving credit facility, due to the higher balance on this obligation compared to the prior year quarter.
Foreign Exchange Loss
The foreign exchange loss in the prior year quarter increased by $8.4 million to $18.4 million in the current year quarter, primarily due to the significant decline in the British Pound Sterling since June 2016. This caused a loss in U.S. functional currency entities with British Pound Sterling denominated net monetary asset positions. In both the prior year quarter and the current year quarter, there was a strengthening of the U.S. dollar against most major currencies, which caused a loss in both U.S. functional currency entities with foreign denominated net monetary asset positions and in Norwegian and Australian functional currency entities with net liability positions denominated in U.S. dollars.

Other Financing Income

	Three months ended July 31,		Favorable (Unfavorable)
(In thousands of U.S. dollars)	2015	2016	$ Change	% Change
Amortization of deferred financing costs	$(1,861)	$(2,132)	$(271)	(14.6)%
Net gain on debt extinguishment	14,687	—	(14,687)	(100.0)%
Net loss on fair value of foreign currency forward contracts	(15,526)	—	15,526	100.0%
Net gain on fair value of foreign currency embedded derivatives	13,709	8,786	(4,923)	(35.9)%
Amortization of guaranteed residual values	(148)	(307)	(159)	(107.4)%
Interest expense	(4,382)	(92)	4,290	97.9%
Interest income	5,790	1,901	(3,889)	(67.2)%
Other	(2,175)	(656)	1,519	69.8%
Total other financing income	$10,094	$7,500	$(2,594)	(25.7)%
Other financing income decreased by $2.6 million compared to the prior year quarter, primarily due to a $14.7 million gain on a debt extinguishment transaction in the prior year quarter, due to the repurchase of $34.1 million of our senior unsecured notes on the open market at 55.25% of the principal plus accrued and unpaid interest of $0.4 million. This was partially offset by a $10.6 million net increase in the fair value of foreign currency forward contracts and embedded derivatives, due to foreign currency movements compared to the prior year quarter. All of our foreign currency forward contract arrangements were terminated due to the filing of the Bankruptcy Petitions. The balance of the change was due to banking fees, amortization expense on residual value guarantees and deferred financing costs, and other charges.
Reorganization Items, Net
We have used the classification “Reorganization items, net” to reflect expenses and gains and losses that are the direct result of the reorganization of our business. Reorganization items, net, is comprised as follows:

	Three months ended July 31,		Favorable (Unfavorable)
(In thousands of U.S. dollars)	2015	2016	$ Change	% Change
Adjustments to debt obligations	$—	$(27,051)	$(27,051)	n/a
Adjustments to allowed claims for rejected leases	—	(716,682)	(716,682)	n/a
Adjustments to other allowed claims	—	(16,986)	(16,986)	n/a
Professional fees	—	(24,671)	(24,671)	n/a
Total reorganization items, net	$—	$(785,390)	$(785,390)	n/a
During the current year quarter, we recognized $785.4 million of reorganization items. We have expensed $27.1 million related to the deferred financing costs and unamortized net discount on our senior secured notes, senior unsecured notes and our ABL Facility.
As of July 31, 2016, the Bankruptcy Court had approved 65 helicopter lease rejections. In accordance with the guidance of ASC 852 Reorganizations, we have recorded the expected allowed claim from the lessors on approval of the lease rejections and adjustments to lease related assets and liabilities which total $716.7 million. Our estimate of the expected amount of the allowed claim is a significant estimate. As the estimation process is inherently uncertain, future actions and decisions by the Bankruptcy Court may differ significantly from our own estimate, potentially having material future effects on our financial statements. Furthermore, these liabilities are reported as the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. There may be significant variation from the settled amount from expected amount of the allowed claim. The lessors’ rights of enforcement for those claims will be subject to the applicable provisions of the Bankruptcy Code.
Adjustments to other allowed claims include the loss on the settlement of our Canadian Supplemental Retirement Plan with certain plan participants of $13.0 million, and the adjustment of our terminated foreign currency forward contracts to the expected amount of the allowed claim. In addition, we incurred professional fees related to advisors assisting us with the

Chapter 11 proceedings. See note 9 of our interim financial statements for the three months ended July 31, 2015 and 2016 included elsewhere in this Quarterly Report on Form 10-Q for further information.
Income Tax Expense
Income tax expense decreased by $5.8 million to $0.1 million compared to the prior year quarter. The effective tax rate for the prior year quarter was (14.5)% compared to nil in the current year quarter. The decrease in the income tax expense compared to the prior year quarter was primarily due to a reduction in customer contract activity in Africa, where we are subject to branch and withholding taxes, lower levels of taxes in other foreign jurisdictions, and reductions in certain uncertain tax positions in the current year quarter.
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
Non-Controlling Interests
Net earnings allocated to non-controlling interests decreased by $7.2 million to a net loss of $0.4 million in the current year quarter, due to the results of EHOB. This was primarily driven by reduced revenue as a result of contract completions partially offset by lower direct and lease costs. For further details on EHOB, see note 3(a)(i) of our interim financial statements for the three months ended July 31, 2015 and 2016 included elsewhere in this Quarterly Report on Form 10-Q.

Segmented Results of Operations
Helicopter Services

For the three months ended July 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2015	2016	$ Change	% Change
Operating revenue	$311,591	$219,903	$(91,688)	(29.4)%
Reimbursable revenue	28,909	22,029	(6,880)	(23.8)%
Total revenue	$340,500	$241,932	$(98,568)	(28.9)%
Direct costs	(220,690)	(166,611)	54,079	24.5%
Earnings from equity accounted investees	1,433	261	(1,172)	(81.8)%
Adjusted EBITDAR	$121,243	$75,582	$(45,661)	(37.7)%
Adjusted EBITDAR margin	38.9%	34.4%	(4.5)%	(11.6)%
Helicopter lease and associated costs	$(64,674)	$(53,236)	$11,438	17.7%

Helicopter Services Adjusted EBITDAR decreased by $45.7 million to $75.6 million and Adjusted EBITDAR margin decreased by 4.5% compared to the prior year quarter. The primary factors that impacted Adjusted EBITDAR and Adjusted EBITDAR margin for Helicopter Services compared to the prior year quarter were as follows:

•
The decrease in Adjusted EBITDAR and Adjusted EBITDAR margin was substantially due to contract completions and contract modifications reflecting changes in customer requirements and lower activity, primarily in the North Sea, Brazil, Australia and several African countries, partially offset by cost savings through reduction in headcount and other initiatives. This decreased Adjusted EBITDAR by $63.0 million and Adjusted EBITDAR margin by 11.2% compared to the prior year quarter;

•	New contract wins, primarily in the North Sea and Australia, increased Adjusted EBITDAR by $6.2 million and Adjusted EBITDAR margin by 0.6% compared to the prior year quarter; and

•
Lower maintenance costs, primarily due to a combination of reduced activity, timing of maintenance events, fleet optimization initiatives, improved rotable and fleet maintenance planning, and lower externally subcontracted PBH costs resulting from suspension of the H225 aircraft, increased Adjusted EBITDAR by $14.1 million and Adjusted EBITDAR margin by 6.4% compared to the prior year quarter.

The balance of the decrease in Adjusted EBITDAR and Adjusted EBITDAR margin compared to the prior year quarter was primarily related to the impact of foreign exchange translation on our reported results. The U.S. dollar strengthened against most currency groups in the current year quarter compared to the prior year quarter, which resulted in a decrease in reported U.S. dollar Adjusted EBITDAR amounts in these regions, where activities were transacted primarily in the local currencies of our operations. The majority of the impact of foreign exchange translation resulted from the North Sea due to the significant decline in the British Pound Sterling since June 2016.
Heli-One
For the three months ended July 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2015	2016	$ Change	% Change
Third-party revenue	$35,437	$28,504	$(6,933)	(19.6)%
Internal revenue	27,366	17,436	(9,930)	(36.3)%
Total revenue	$62,803	$45,940	$(16,863)	(26.9)%
Direct costs	(55,439)	(44,383)	11,056	19.9%
Adjusted EBITDAR	$7,364	$1,557	$(5,807)	(78.9)%
Adjusted EBITDAR Margin	11.7%	3.4%	(8.3)%	(70.9)%

Heli-One’s Adjusted EBITDAR decreased by $5.8 million to $1.6 million and Adjusted EBITDAR margin decreased by 8.3% compared to the prior year quarter. The change in Adjusted EBITDAR margin is partially due to changes in sales mix. The primary changes for Heli-One compared to the prior year quarter were as follows:

•
Lower levels of external third-party PBH and MRO revenue and internal revenue with our Helicopter Services segment due to contract completions, reduction in flying activity and suspension of H225 aircraft, partially offset by cost control efforts and timing of maintenance costs; and

•	Other cost changes, which include lower support costs, due to cost saving initiatives compared to the prior year quarter.

Financial Condition and Sources of Liquidity
Analysis of Historical Cash Flows
For the three months ended July 31,
(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2015	2016	$ Change	% Change
Cash provided by operating activities	$25,239	$47,744	$22,505	89.2%
Cash provided by (used in) financing activities	43,737	(22,169)	(65,906)	(150.7)%
Cash used in investing activities	(93,370)	(382)	92,988	99.6%
Effect of exchange rate changes on cash and cash equivalents	(7,793)	(3,303)	4,490	57.6%
Change in cash and cash equivalents during the period	$(32,187)	$21,890	$54,077	168.0%

Cash Flows Provided By Operating Activities
Cash flows provided by operating activities are driven by our net loss, adjusted for working capital changes and for non-cash items such as depreciation, loss on disposal of assets, deferred income taxes, stock-based compensation expense, amortization of long-term debt and lease deferred financing costs, loss (gain) on debt extinguishment, mark to market loss (gain) on derivative financial instruments, non-cash defined benefit pension expense (income), unrealized loss (gain) on foreign currency exchange translation, non-cash reorganization items, net, and other items.
Cash provided by operating activities for the three months ended July 31, 2016 was $47.7 million. Operating cash flows in the current year quarter benefited from the effects of the Bankruptcy Petitions filed by the Debtors, as we ceased interest payments on our debt obligations, the majority of any pre-petition liabilities of Debtors were not paid and we substantially reduced payments on our operating leases due to lease rejection motions. As a result, we had a significant improvement from changes in working capital of $63.0 million in the current year quarter. This was offset by cash outflows from operating activities, net of non-cash items, of $15.3 million.
Cash provided by operating activities for the three months ended July 31, 2015 was $25.2 million. Operating cash flows in the prior year quarter benefited primarily from the timing of accounts receivable collections. Working capital changes in the prior year quarter provided cash of $45.7 million, primarily driven by a $30.7 million reduction in accounts receivable. This was partially offset by cash outflows from operating activities, net of non-cash items, of $20.5 million.
No assurance can be given that our efforts to reduce operational cash requirements will be effective. The business may not generate sufficient net cash from operating activities and we may not be able to maintain sufficient liquidity throughout the Chapter 11 proceedings.  See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

Cash Flows Provided By (Used In) Financing Activities
Cash flows provided by (used in) financing activities is driven by changes to debt obligations, including the impact of deferred financing costs, and accounts receivable securitization.
In the three months ended July 31, 2016, cash used in financing activities was $22.2 million, $21.6 million of which was due to the discontinuation of the accounts receivable securitization program and $0.5 million due to payments on certain capital lease obligations.
In the three months ended July 31, 2015, the $43.7 million provided by financing activities was due to $10.6 million sold interest in accounts receivable under our securitization program and $54.1 million net proceeds on the revolving credit facility and capital lease obligations and other repayments, partially offset by $18.8 million on the repurchase by one of our subsidiaries of $34.1 million of the senior unsecured notes on the open market at 55.25% of the principal in July 2015, and $2.2 million increase in deferred financing costs, related to the ABL Facility.

Cash Flows Used In Investing Activities
Cash flows used in investing activities is primarily attributable to property and equipment additions and disposals, helicopter deposits net of lease inception refunds, and restricted cash.
In the three months ended July 31, 2016, our focus was to actively reduce our fleet to align with the reduction in customer demand. Therefore, we had a substantial decline in the level of capital investment in aircraft in the current year quarter. The $0.4 million used in investing activities was due to $11.3 million of property and equipment additions, primarily related to rotable and repairable parts, partially offset by $1.8 million property and equipment disposals and a $9.1 million decrease in restricted cash, due to receipt of funds from the discontinuation of our accounts receivable securitization arrangement.
In the three months ended July 31, 2015, the $93.4 million used in investing activities was due to $80.1 million property and equipment additions, $24.4 million helicopter deposits net of lease inception refunds and a $16.6 million increase in restricted cash, primarily related to the timing of cash flows on our accounts receivable securitization program, partially offset by $27.7 million property and equipment disposals, the majority of which related to proceeds on helicopter sale and leaseback transactions.
Liquidity and Sources of Liquidity
Liquidity
As of April 30, 2016 and July 31, 2016, our liquidity totaled $266.1 million and $288.0 million, respectively. Our liquidity as of April 30, 2016 and July 31, 2016 was comprised only of cash and cash equivalents. Due to the commencement of the Bankruptcy Cases we had no further borrowing capacity as at July 31, 2016.
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
Pre-Petition Sources of Liquidity
On May 5, 2016, the Debtors filed Petitions seeking relief under the Bankruptcy Code, which constituted an event of default that accelerated our obligations under the senior secured notes and senior unsecured notes, the revolving credit facility and the ABL Facility. In accordance with the guidance of ASC 852 Reorganizations, as of the Petition Date, the senior secured notes, the senior unsecured notes, the ABL Facility and all of our capital lease obligations were reclassified as liabilities subject to compromise. We have ceased recognition of interest expense on the senior secured notes, the senior unsecured notes, the ABL Facility from the Petition Date. The aggregate contractual interest due under the senior secured notes, the senior unsecured notes and the ABL Facility was $27.5 million for the three months ended July 31, 2016. All deferred financing costs on these obligations were charged to reorganization items, net, during the three months ended July 31, 2016. See note 8, note 9 and note 10 of our interim financial statements for the three months ended July 31, 2015 and 2016 included elsewhere in this Quarterly Report on Form 10-Q and note 14 of our audited annual consolidated financial statements for the fiscal year ended April 30, 2016 included in the Annual Report on Form 10-K for further information.

Future Cash Requirements
Contractual Obligations and Off-Balance Sheet Arrangements
Our Annual Report on Form 10-K for the fiscal year ended April 30, 2016 includes disclosures of our contractual obligations and commitments and off-balance sheet arrangements as of April 30, 2016. There have been no material changes during the three months ended July 31, 2016 from the information disclosed in “Item 7. Contractual Obligations and Off-Balance Sheet Arrangements” of our Annual Report on Form 10-K for the year ended April 30, 2016, except as noted below.
Operating Lease Commitments
We have helicopter operating leases in respect of 92 helicopters included in our fleet as of July 31, 2016. As at July 31, 2016, these leases had expiry dates ranging from fiscal 2017 to 2025. For those helicopters where we have an unexercised option to purchase them for agreed amounts, the purchase options do not constitute bargain purchase options and we do not have a commitment to exercise the options.
In addition to payment under helicopter operating leases, we had operating lease commitments as of July 31, 2016 for buildings, land and other equipment with minimum lease payments of $71.0 million and expiry dates ranging from fiscal 2017 to fiscal 2079.
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
The lease obligations as at July 31, 2016 reflect changes to our commitments related to 65 helicopter lease rejections approved by the Bankruptcy Court during the three months ended July 31, 2016. The remaining filed motions to reject certain additional helicopter leases with the Bankruptcy Court and any other subsequent motions may substantially alter our remaining minimum lease rentals. In accordance with the guidance of ASC 852 Reorganizations, we have recorded the expected allowed claim from the lessors on approval of the lease rejection, with the rights of enforcement for those claims subject to the applicable provisions of the Bankruptcy Code. The approved helicopter lease rejections have reduced our minimum lease rentals by approximately $600 million.
New Helicopter Commitments
As at July 31, 2016, we have a total commitment of $236.8 million for the purchase of new helicopters, for which we have contractual commitments to pay in fiscal 2017 ($170.6 million) and 2018 ($66.2 million). We also have additional flexible orders of $252.2 million which allow us to monitor the market recovery before confirming dates and the type of aircraft for deliveries. Our additional flexible orders can also be cancelled with no further payment, subject to periodic forfeitures of deposits paid to date, up to a maximum of $29.4 million in forfeitures. Each of these contracts are subject to ongoing negotiations and/or rejection as part of our reorganization process.
Variable Interest Entities
The Company has variable interests in entities that are not consolidated, as we are not the primary beneficiary, which provide operating lease financing to us, and an entity that provides flying services to third-party customers. At July 31, 2016, we had operating leases for 71 helicopters with variable interest entities that were not consolidated. See note 3(b)(ii) of the interim financial statements for the three months ended July 31, 2015 and 2016 included elsewhere in this Quarterly Report on Form 10-Q.
Guarantees
The Company has provided limited guarantees to third parties under some of its operating leases relating to a portion of the residual helicopter values at the termination of the leases. The leases have terms expiring between fiscal 2017 and 2024. At July 31, 2016, the Company’s exposure under the asset value guarantees including guarantees in the form of funded and unfunded residual value guarantees is approximately $10.7 million.
Contingencies
We have exposure for certain legal matters as disclosed in note 17 to the interim financial statements for the three months ended July 31, 2015 and 2016 included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes in our exposure to contingencies.
We have entered into fee arrangements with financial advisors to assist us with our Bankruptcy filing. The arrangements include contingent fee payments up to $17.2 million payable upon completion of Chapter 11 reorganization. At July 31, 2016, no contingent fee amounts were accrued.
Critical Accounting Policies and Estimates
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

In connection with the Chapter 11 proceedings, transactions and events directly associated with the reorganization are required, under the guidance of ASC 852 Reorganizations, to be separately disclosed and distinguished from those of the ongoing operations of the business. We have used the classification “Reorganization items, net” on the Consolidated Statements of Operations to reflect expenses, gains and losses that are the direct result of the reorganization of our business. See note 9 in the interim financial statements for the three months ended July 31, 2015 and 2016 contained elsewhere in this Quarterly Report on Form 10-Q for further information.
As a result of the Petitions filed by the Debtors seeking relief under the Bankruptcy Code on May 5, 2016, our pre-petition liabilities, including our obligations under the senior secured notes and senior unsecured notes and the ABL Facility, were classified as subject to compromise based on our assessment of these obligations following the guidance of ASC 852 Reorganizations. Pre-petition liabilities subject to compromise are required to be reported at the amount expected to be allowed, regardless of whether they may be settled for lesser amounts and remain subject to future adjustments based on negotiated settlements with claimants, actions of the Bankruptcy Court, rejection of executory contracts, proofs of claims or other events.
Recent Accounting Pronouncements
See note 2 in the interim financial statements for the three months ended July 31, 2015 and 2016 contained elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of July 31, 2016. Based upon this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
One or more of our subsidiaries are, from time to time, named as defendants in lawsuits arising in the ordinary course of our business as discussed and previously reported in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016. Developments in these previously reported ongoing matters, if any, are described in note 17 to the interim financial statements for the three months ended July 31, 2015 and 2016 included elsewhere in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
As a smaller reporting company, as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item. Our business faces many risks. However, for a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our ordinary shares, please refer to the section titled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
The Petitions filed by the Debtors seeking relief under the Bankruptcy Code constituted an event of default that accelerated our obligations under the senior secured notes and senior unsecured notes, the revolving credit facility and the ABL Facility. As of the Petition Date, certain of the Debtors pre-petition liabilities, including the senior secured notes, the senior unsecured notes and the ABL Facility, were classified as liabilities subject to compromise and following the guidance of ASC 852 Reorganizations, we have expensed $27.1 million related to the deferred financing costs and unamortized net discount on these obligations during the three months ended July 31, 2016. We ceased recognition of interest expense on these debt obligations classified as liabilities subject to compromise during the three months ended July 31, 2016.

                Pursuant to the terms of our preferred shares, which rank senior to our ordinary shares, we are required to pay regular cash dividends or issue shares in respect of amounts accrued as dividends on the preferred shares quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. We are currently unable to pay such obligations while we are in Chapter 11 proceedings and are not likely to pay any cash dividends for the foreseeable future, resulting in the dividend rate increase to 11.5% per annum until such time as all accrued but unpaid dividends have been paid in full. In addition, the holders of our preferred shares have certain redemption rights, including upon certain change in control events involving us, which, if exercised, could require us to repurchase all of the outstanding preferred shares at the original purchase price of the preferred shares plus all accrued but unpaid dividends.

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
Date: September 14, 2016

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