Form 10-Q
period 2016-10-31
CHC Group Ltd.
filed 2016-12-14
CIK 1586300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2016, there were 2,731,877 ordinary shares issued and outstanding, excluding unvested restricted shares of 834.

CHC GROUP LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED
October 31, 2016

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
GLOSSARY

Adjusted EBITDAR
Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization, helicopter lease and associated costs, restructuring expense (recovery), asset impairments, gain (loss) on disposal of assets, foreign exchange gain (loss), other financing income (charges) and reorganization items, net, or total revenue plus earnings from equity accounted investees less direct costs, excluding helicopter lease and associated costs, and general and administration costs. This is a non-GAAP financial measure.

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

ITEM 1. FINANCIAL STATEMENTS
CHC Group Ltd. (Debtor-in-Possession)
Consolidated Balance Sheets
(Expressed in thousands of United States dollars except share and per share information)
(Unaudited)

	April 30, 2016	October 31, 2016
Assets
Current assets:
Cash and cash equivalents	$266,130	$287,694
Receivables, net of allowance for doubtful accounts of $2.1 million and $9.3 million, respectively (note 3(a)(ii))	182,507	183,437
Income taxes receivable	5,962	6,812
Inventories (note 6)	92,249	95,114
Prepaid expenses	38,766	29,702
Other assets (note 7)	40,059	35,725
	625,673	638,484
Property and equipment, net	967,619	841,820
Investments (note 3(b)(i))	37,640	7,304
Intangible assets	82,898	82,735
Restricted cash	25,082	15,885
Other assets (note 7)	367,481	197,430
Deferred income tax assets	2,570	80
Assets held for sale	5,305	3,516
	$2,114,268	$1,787,254
Liabilities and Shareholders’ Deficit
Liabilities not subject to compromise:
Current liabilities:
Payables and accruals	$279,028	$205,826
Deferred revenue	34,413	23,601
Income taxes payable	37,960	6,664
Current facility secured by accounts receivable (note 3(a)(ii))	22,339	—
Other liabilities (note 8)	70,540	3,859
Current portion of debt obligations (note 9)	1,633,377	—
	2,077,657	239,950
Debt obligations (note 9)	25,886	—
Deferred revenue	56,701	27,577
Other liabilities (note 8)	242,711	63,190
Deferred income tax liabilities	8,775	8,553
Total liabilities not subject to compromise	2,411,730	339,270

Liabilities subject to compromise (note 11)	—	2,656,288
Total liabilities	2,411,730	2,995,558

Redeemable non-controlling interests (note 3(a)(i))	18,867	18,343
Redeemable convertible preferred shares: Par value $0.0001
Authorized: 6,000,000; Issued: 671,189 and 671,189; Dividends in arrears: $7.1 million and $7.9 million	643,967	643,967
Capital stock: Par value $0.003 (ordinary), $0.0001 (preferred):
Authorized: 544,000,000; Issued: 2,721,592 and 2,731,877	8	8
Additional paid-in capital (note 3(a)(i))	1,914,560	1,913,914
Deficit	(2,510,277)	(3,473,239)
Accumulated other comprehensive loss	(364,587)	(311,297)
	(960,296)	(1,870,614)
	$2,114,268	$1,787,254
See accompanying notes to interim consolidated financial statements.
See table in note 3(a)(i) for certain amounts included in the Consolidated Balance Sheets related to variable interest entities.

CHC Group Ltd. (Debtor-in-Possession)
Consolidated Statements of Operations
(Expressed in thousands of United States dollars except share and per share information)
(Unaudited)

	Three months ended		Six months ended
	October 31, 2015	October 31, 2016	October 31, 2015	October 31, 2016
Revenue	$360,753	$249,536	$736,690	$519,972
Operating expenses:
Direct costs	(287,380)	(229,387)	(601,550)	(476,248)
Earnings from equity accounted investees (note 3(b)(i))	1,338	12,131	2,771	12,392
General and administration costs	(18,097)	(12,756)	(34,453)	(28,184)
Depreciation	(35,537)	(42,146)	(75,818)	(77,844)
Restructuring recovery (expense) (note 4)	(16,211)	2,416	(35,590)	11
Asset impairments (note 5)	(10,459)	(2,691)	(10,459)	(2,691)
Loss on disposal of assets	(1,419)	(599)	(2,406)	(1,724)
	(367,765)	(273,032)	(757,505)	(574,288)
Operating loss	(7,012)	(23,496)	(20,815)	(54,316)
Interest on debt obligations (note 9(a))	(27,286)	(6,891)	(54,232)	(15,482)
Foreign exchange loss	(9,551)	(30,667)	(19,630)	(49,099)
Other financing income (charges) (note 13)	5,827	(7,110)	15,921	390
Reorganization items, net (note 10)	—	(50,526)	—	(835,916)
Loss before income tax	(38,022)	(118,690)	(78,756)	(954,423)
Income tax expense (note 14)	(3,942)	(11,166)	(9,850)	(11,225)
Net loss	$(41,964)	$(129,856)	$(88,606)	$(965,648)
Net earnings (loss) attributable to:
Controlling interest	$(44,116)	$(127,613)	$(97,478)	$(962,962)
Non-controlling interests	2,152	(2,243)	8,872	(2,686)
Net loss	$(41,964)	$(129,856)	$(88,606)	$(965,648)

Computation of basic and diluted net loss per ordinary share:
Net loss attributable to controlling interest	$(44,116)	$(127,613)	$(97,478)	$(962,962)
Redeemable convertible preferred share dividends including cumulative effect of dividends in arrears of $0.2 million, $nil, $0.4 million, and $0.8 million	(13,608)	—	(26,932)	(784)
Adjustment of redeemable non-controlling interest to redemption amount (note 3(a)(i))	2,154	(2,017)	18,530	(1,945)
Net loss available to common stockholders	$(55,570)	$(129,630)	$(105,880)	$(965,691)

Net loss per ordinary share available to common stockholders - basic and diluted	$(20.45)	$(47.53)	$(39.00)	$(354.45)

Weighted average number of ordinary shares outstanding - basic and diluted	2,716,933	2,727,294	2,714,730	2,724,466
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd. (Debtor-in-Possession)
Consolidated Statements of Comprehensive Loss
(Expressed in thousands of United States dollars)
(Unaudited)

	Three months ended		Six months ended
	October 31, 2015	October 31, 2016	October 31, 2015	October 31, 2016
Net loss	$(41,964)	$(129,856)	$(88,606)	$(965,648)
Other comprehensive earnings (loss):
Net foreign currency translation adjustments	(12,151)	39,385	(36,810)	48,361
Net change in defined benefit pension plan, net of income tax	1,091	1,424	2,695	6,863
Comprehensive loss	$(53,024)	$(89,047)	$(122,721)	$(910,424)
Comprehensive income (loss) attributable to:
Controlling interest	$(55,546)	$(87,620)	$(141,985)	$(909,672)
Non-controlling interests	2,522	(1,427)	19,264	(752)
Comprehensive loss	$(53,024)	$(89,047)	$(122,721)	$(910,424)
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd. (Debtor-in-Possession)
Consolidated Statements of Cash Flows
(Expressed in thousands of United States dollars)
(Unaudited)

	Six months ended
	October 31, 2015	October 31, 2016
Cash provided by (used in):
Operating activities:
Net loss	$(88,606)	$(965,648)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation	75,818	77,844
Loss on disposal of assets	2,406	1,724
Asset impairments (note 5)	10,459	2,691
Earnings from equity accounted investees less dividends received	(2,186)	(11,785)
Deferred income taxes	185	2,624
Non-cash stock-based compensation expense	1,850	1,299
Net gain on debt extinguishment (note 13)	(17,799)	—
Amortization of long-term debt and lease deferred financing costs	5,003	2,071
Unrealized net gain on derivative financial instruments	(19,925)	(2,119)
Non-cash defined benefit pension expense (income) (note 15)	(343)	1,630
Defined benefit contributions and benefits paid	(16,429)	(12,122)
Unrealized loss on foreign currency exchange translation	18,544	57,544
Reorganization items, net, non-cash (note 10)	—	813,870
Other	(6,967)	(8,773)
Change in cash resulting from changes in operating assets and liabilities:
Receivables, net of allowance	18,555	(7,593)
Income taxes receivable and payable	985	1,747
Inventories	(2,088)	(6,034)
Prepaid expenses	(829)	7,347
Payables and accruals	(8,325)	80,862
Deferred revenue	3,501	15,575
Other assets and liabilities	(705)	(21,556)
Cash provided by (used in) operating activities	(26,896)	31,198
Financing activities:
Sold interest in accounts receivable, net of collections	8,305	(21,620)
Debt proceeds	326,400	—
Debt and capital lease repayments	(215,748)	(2,189)
Repurchases of senior unsecured notes	(22,101)	—
Increase in deferred financing costs	(4,868)	—
Cash provided by (used in) financing activities	91,988	(23,809)
Investing activities:
Property and equipment additions	(106,952)	(27,452)
Proceeds from disposal of property and equipment	28,470	1,844
Helicopter deposits net of lease inception refunds	(32,607)	—
Proceeds from sale of equity accounted investees (note 3(b)(i))	—	35,518
Restricted cash	(8,736)	8,483
Cash provided by (used in) investing activities	(119,825)	18,393
Effect of exchange rate changes on cash and cash equivalents	(11,172)	(4,218)
Change in cash and cash equivalents during the period	(65,905)	21,564
Cash and cash equivalents, beginning of period	134,297	266,130
Cash and cash equivalents, end of period	$68,392	$287,694

Supplemental cash flow information:
Assets acquired through non-cash capital leases	$18,055	$—
Non-cash settlement of obligations by letters of credit (note 9(b))	—	39,416
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd. (Debtor-in-Possession)
Consolidated Statements of Shareholders’ Deficit
(Expressed in thousands of United States dollars except share information)
(Unaudited)

Six months ended October 31, 2015	Capital stock		Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders’ deficit	Redeemable non- controlling interests	Redeemable convertible preferred shares
	Number of shares	Amount						Number of shares	Amount
April 30, 2015	2,708,312	$8	$1,961,007	$(2,070,254)	$(316,227)	$(425,466)	$16,940	617,045	$589,823
Issuance of capital stock for stock option and service vesting shares	9,204	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	(46,177)	(46,177)	9,367	—	—
Stock-based compensation expense	—	—	1,850	—	—	1,850	—	—	—
Defined benefit plan, net of income tax	—	—	—	—	1,670	1,670	1,025	—	—
Redeemable convertible preferred share dividends	—	—	(26,503)	—	—	(26,503)	—	26,503	26,503
Adjustment of redeemable non-controlling interest to redemption amount (note 3(a)(i))	—	—	18,530	—	—	18,530	(18,530)	—	—
Net earnings (loss)	—	—	—	(97,478)	—	(97,478)	8,872	—	—
October 31, 2015	2,717,516	$8	$1,954,884	$(2,167,732)	$(360,734)	$(573,574)	$17,674	643,548	$616,326
Six months ended October 31, 2016	Capital stock		Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders’ deficit	Redeemable non- controlling interests	Redeemable convertible preferred shares
	Number of shares	Amount						Number of shares	Amount
April 30, 2016	2,721,592	$8	$1,914,560	$(2,510,277)	$(364,587)	$(960,296)	$18,867	671,189	$643,967
Issuance of capital stock for stock option and service vesting shares	10,285	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	47,664	47,664	697	—	—
Stock-based compensation expense	—	—	1,299	—	—	1,299	—	—	—
Defined benefit plan, net of income tax	—	—	—	—	5,626	5,626	1,237	—	—
Adjustment of redeemable non-controlling interest to redemption amount (note 3(a)(i))	—	—	(1,945)	—	—	(1,945)	1,945	—	—
De-consolidation of variable interest entity (note 3(a)(i))	—	—	—	—	—	—	(1,717)	—	—
Net loss	—	—	—	(962,962)	—	(962,962)	(2,686)	—	—
October 31, 2016	2,731,877	$8	$1,913,914	$(3,473,239)	$(311,297)	$(1,870,614)	$18,343	671,189	$643,967
See accompanying notes to interim consolidated financial statements.

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

1.	Voluntary filing under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"):
We have incurred net losses since our acquisition on September 16, 2008 of the entity formerly known as CHC Helicopter Corporation. We have a substantial level of indebtedness and operating lease commitments and have experienced a significant decline in consolidated revenues due to the downturn in the oil and gas industry since mid-2014. As a result of this, on May 5, 2016 (the “Petition Date”), CHC Group Ltd. and a number of its subsidiaries (cumulatively referred to as the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions” or the “Petitions”) in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”), seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Bankruptcy Court entered an order providing for the joint administration of the Bankruptcy Cases under the caption In re CHC Group Ltd., et al., which we refer to together as the “Bankruptcy Cases”.
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
The Debtors have filed motions, net of withdrawn motions, for the rejection or abandonment of 87 helicopters in our fleet which we no longer need in the operation of our business. This includes 82 leased helicopters and 5 helicopters financed under our ABL Facility. The revised abandonment motion for 5 helicopters financed under our ABL Facility included a motion to restructure the financing terms of the remaining 8 helicopters with an amended principal balance, which was approved by the Bankruptcy Court by order dated December 5, 2016. As of December 13, 2016, the Bankruptcy Court had approved 74 helicopter lease rejections. Discussions with our lenders and lessors remain ongoing, the status of those discussions remain fluid, and the outcome of such discussions cannot be assured.
On October 11, 2016, the Debtors entered into a plan support agreement (as has and may be amended the “PSA”) with respect to the terms of a Chapter 11 plan of reorganization (the “Plan”) with holders representing 67.6% of the senior secured notes and 73.6% of the senior unsecured notes (including the Consenting Creditor Parties (as hereinafter defined)), the official committee of unsecured creditors (“UCC”) in the Bankruptcy Cases, and Milestone Aviation Group Limited and its affiliates (the “Lead Lessor”) (collectively, the “Consenting Creditor Parties”). On November 11, 2016, the Debtors filed the Plan and the related disclosure statement (the “Disclosure Statement”) with the Bankruptcy Court. The Consenting Creditor Parties, other than the UCC, have agreed to vote to accept the Plan, except in certain circumstances, and the UCC has agreed to support the Plan and recommend that unsecured creditors vote to accept it. The PSA and related agreements are subject to customary closing conditions, approval by the Bankruptcy Court, receipt of a Bankruptcy Court approved disclosure statement and solicitation materials, and contain termination rights upon the occurrence of certain events. The Plan is subject to acceptance by the Debtors’ creditors (as and to the extent required under the Bankruptcy Code) and confirmation by the Bankruptcy Court.
The principal provisions of the Plan are as follows:

•
The Company has agreed to solicit participation in a $300.0 million rights offering (the “Rights Offering”) of second lien convertible notes (the “Second Lien Convertible Notes”) to eligible holders of senior secured and senior unsecured notes, with $280.0 million allocated to eligible holders of senior secured notes and $20.0 million allocated to eligible holders of senior unsecured notes.

•
The Second Lien Convertible Notes will be issued at a 10% original issuance discount and include a $100.0 million premium for the equitization of the secured notes secured claims, resulting in a total of $433.3 million in aggregate principal amount. The Second Lien Convertible Notes will have a 3.5 year maturity and are mandatorily convertible into 85.4% of the New Membership Interests (“New Membership Interests”) to be issued by a newly-formed Cayman limited liability company (the “Reorganized Company”) on a fully diluted basis (but subject to dilution by the management incentive plan of the Reorganized Company (“MIP”)) upon maturity or certain specified conditions.

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

•
The Second Lien Convertible Notes will rank second to the collateral securing a new credit facility in a principal amount to be determined (the “Exit Credit Facility”) to be provided to holders of claims of the revolving credit facility (“Revolving Credit Agreement Claims”); will not bear or pay interest other than in connection with an event of default; and will have the same rights with respect to dividends and voting as New Membership Interests on an as-converted basis.

Holders of the senior secured notes, senior unsecured notes and general unsecured claims will receive the following general treatment under the Plan:

•
In addition to the ability to participate in the Rights Offering allocated to the senior secured notes, all holders of senior secured notes will receive their pro rata share of 79.5% of New Membership Interests (prior to dilution by Second Lien Convertible Notes and the MIP), which equates to 11.6% of New Membership Interests (fully diluted on account of the Second Lien Convertible Notes, but excluding the MIP).

•
All holders of the senior unsecured notes will receive their pro rata share of 8.9% of New Membership Interests (prior to dilution by the Second Lien Convertible Notes and the MIP), which equates to 1.3% of New Membership Interests (fully diluted on account of the Second Lien Convertible Notes, but excluding the MIP).

•
All other holders of allowed general unsecured claims of the Company will receive their share of (a) 11.6% of New Membership Interests (prior to dilution by the Second Lien Convertible Notes and the MIP), which equates to 1.7% of New Membership Interests (fully diluted on account of the Second Lien Convertible Notes, but excluding the MIP), and (b) $37.5 million in new unsecured notes of the Reorganized Company, less the amount of cash distributed to certain holders of allowed general unsecured claims who are to receive cash for administrative convenience (“New Unsecured Notes”). The New Unsecured Notes will have a seven year maturity and an interest rate of 5.0%, payable in kind until the conversion of the Second Lien Convertible Notes and thereafter payable in cash. The New Unsecured Notes will rank pari passu with the Second Lien Convertible Notes and will be deemed senior indebtedness of the Reorganized Company, but will not have the benefit of any security or be convertible into New Membership Interests.

•	Upon the effective date, the Reorganized Company will adopt the MIP, including a reservation of ten percent (10%) of the New Membership Interests on a fully diluted basis for distribution thereunder.

•
Holders of allowed Revolving Credit Agreement Claims will receive their pro rata share of the Exit Credit Facility or such treatment that would otherwise satisfy Section 1129 of the Bankruptcy Code. The terms of the Exit Credit Facility are under negotiation.

•	The Plan does not provide for any distribution to holders of the Company’s existing equity securities, including its ordinary shares and preferred shares.
The Plan distinguishes between a Primary General Unsecured Claim and a Secondary General Unsecured Claim (as defined in the Plan).  The Plan provides that each holder of an Allowed General Unsecured Claim (as defined in the Plan) against the Debtors will receive, in full and final satisfaction and discharge of such holder’s rights with respect to and under such Allowed General Unsecured Claim, and, in accordance with the Restructuring Transactions as provided in the Disclosure Statement to the Plan: (i) on account of its Allowed Primary General Unsecured Claim (as defined in the Plan), its Pro Rata share of the Primary General Unsecured Claims Distribution (as defined in the Plan), plus (ii) on account of any Allowed Secondary General Unsecured Claim (as defined in the Plan), against one or more Secondary Recovery Debtors (as defined in the Plan), if applicable, its Pro Rata share of the Secondary General Unsecured Claims Distribution (as defined in the Plan) allocated to the applicable Secondary Recovery Debtor against which it holds an Allowed Secondary General Unsecured Claim (as defined in the Plan).  For the avoidance of doubt, if a holder of Allowed General Unsecured Claims holds an Allowed Secondary General Unsecured Claim against any Debtor that is not a Secondary Recovery Debtor, such holder will not receive any additional recoveries on account of such claim.
In connection with the Plan, the Company has entered into a backstop agreement (the “Backstop Agreement”) pursuant to which certain of the Consenting Creditor Parties have agreed to backstop the Rights Offering (the “Backstop Commitment”). Pursuant to the Backstop Commitment, certain of the Consenting Creditor Parties, severally and not jointly, have agreed to fully participate in the Rights Offering and purchase the Second Lien Convertible Notes in

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

accordance with the percentages set forth in the Backstop Agreement to the extent unsubscribed under the Rights Offering in exchange for a principal amount of $30.8 million of Second Lien Convertible Notes (the “Put Option Premium”). Upon certain triggering events, the Put Option Premium will become fully due and payable in two equal installments of approximately $10.665 million.
In addition, as part of the Plan, the Company has entered into an agreement with the Lead Lessor, pursuant to which, among other things, the Lead Lessor has agreed to restructure its existing aircraft fleet leasing arrangements with the Company and to provide a new $150.0 million asset-based debt facility. The key terms of this agreement include the restricting of lease rental for the helicopters that will remain in the Debtors’ fleet, the consensual return of certain helicopters, extension options for certain of the retained helicopters, leases for additional helicopters and the payment of certain fees and expenses.
Since the Petition Date, the Debtors have operated their business as “debtors-in-possession.” The Debtors continue to operate their businesses and manage their properties as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Any efforts by creditors to enforce such payment obligations as existed before the Petition Date are automatically stayed as a result of the filing of the Petitions, and the holders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has approved certain motions for the payment of certain pre-petition obligations, including those related to certain taxes, employee wages, severance and helicopter part repair orders.
These conditions result in material uncertainty that gives rise to substantial doubt about our ability to continue as a going concern. We believe that we will require significant debt, lease and other restructuring to continue as a going concern. Our ability to continue as a going concern is contingent upon the Bankruptcy Court and our creditors’ approval of the Plan or alternative successful restructuring. Our ability to continue as a going concern will also be dependent on our ability to implement the Plan, to maintain existing management, customer, vendor and other relationships, and to maintain sufficient liquidity throughout the Chapter 11 proceedings, amongst other factors.
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
In connection with an emergence from the Bankruptcy Cases, the Company may be required to adopt fresh-start accounting, upon which the Company’s assets and liabilities will be recorded at their fair value. The fair values of the Company’s assets and liabilities as of that date may differ materially from the recorded values of its assets and liabilities as reflected in our historical consolidated financial statements. In addition, the Company’s adoption of fresh-start accounting may materially affect its results of operations following the fresh-start reporting dates as the Company may have a new basis in its assets and liabilities. Consequently, the Company’s financial statements may not be comparable with the financial statements prior to that date and the historical financial statements may not be reliable indicators of its financial condition and results of operations for any period after it adopts fresh-start accounting. The Company is in the process of evaluating the potential impact of the fresh-start accounting on its consolidated financial statements.

(c)	Foreign currency:
The currencies which most influence our foreign currency translations and the relevant exchange rates were:

	Six months ended
	October 31, 2015	October 31, 2016
Average rates:
£/US $	1.547129	1.341183
CAD/US $	0.780275	0.767048
NOK/US $	0.124142	0.120810
AUD/US $	0.741495	0.751323
€/US $	1.116105	1.117435
Period end rates:
£/US $	1.544218	1.221294
CAD/US $	0.764351	0.746102
NOK/US $	0.118092	0.121167
AUD/US $	0.713292	0.761322
€/US $	1.104181	1.096172

(d)	Comparative figures:
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
Statement of cash flows:
In August 2016, the FASB issued amendments to clarify the standard for classification of certain cash receipts and cash payments. In November 2016, the FASB issued further amendments which require all entities that have restricted cash or restricted cash equivalents to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The revised standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. We will adopt the standard on May 1, 2018. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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
Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016 contains a description of our principal involvement with VIEs and the accounting policies regarding determination of whether we are deemed to be the primary beneficiary. As of October 31, 2016, there have been no significant changes in either the nature of our involvement with, or the accounting policies associated with the analysis of VIEs as described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, with the exception of Atlantic Aviation Limited and Atlantic Aviation FZE (collectively “Atlantic Aviation”).
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
The following table shows the redeemable non-controlling interests relating to the local ownership VIEs that are included in the interim consolidated financial statements:

	April 30, 2016	October 31, 2016
EEA Helicopters Operations B.V.	$17,150	$18,343
Atlantic Aviation Limited and Atlantic Aviation FZE	1,717	—
	$18,867	$18,343
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
Under the amended Shareholders’ Agreement, the put and call options will be exercisable on the earlier of: (a) an exit event, being the entering into an agreement with another investor to acquire the Class A shareholder’s interest in EHOB anytime after October 30, 2016, (b) one year after First Reserve Management, L.P. (“First Reserve”) and Clayton, Dubilier & Rice (“CD&R”) own less than 5% of our issued shares, and (c) October 30, 2020. Furthermore, the Class A shareholder also holds a call option over our Class B shares which is exercisable only in the event of bankruptcy. The right to immediate exercise of the put and call option by the Class A shareholder, due to the Debtors filing Petitions with the Bankruptcy Court on May 5, 2016, has been waived until December 16, 2016, subject to certain terms and conditions. We are in the process of finalizing a longer term waiver.
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

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

	April 30, 2016	October 31, 2016
Cash and cash equivalents	$61,396	$69,141
Receivables, net of allowance	58,687	52,106
Other current assets	34,279	36,258
Other long-term assets	125,181	117,129
Total assets	$279,543	$274,634

Payables and accruals	$57,419	$60,231
Intercompany payables	119,019	145,917
Other current liabilities	22,570	9,209
Accrued pension obligations	58,452	44,505
Long-term intercompany payables	119,429	119,658
Other long-term liabilities	29,394	26,207
Total liabilities	$406,283	$405,727

	Three months ended		Six months ended
	October 31, 2015	October 31, 2016	October 31, 2015	October 31, 2016
Revenue	$229,245	$174,876	$466,849	$353,514
Net earnings (loss)	10,211	(5,544)	24,342	(20,852)

(ii)	Accounts receivable securitization:
As described in note 3(a)(ii) of the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, we entered into trade receivables securitization transactions to raise financing, through the sale of pools of receivables, or beneficial interests therein, to a VIE, Finacity Receivables – CHC 2009, LLC (“Finacity”), which we have determined we are required to consolidate as we are the primary beneficiary. Our trade receivables securitization arrangement ended in April 2016, as the Petitions filed with the Bankruptcy Court on May 5, 2016 constituted a termination event under the terms of our receivable purchase agreements.
The following table shows the assets and the associated liabilities related to the securitization arrangements that are included in the interim financial statements:

	April 30, 2016	October 31, 2016
Restricted cash	$9,637	$—
Transferred receivables	32,876	—
Current facility secured by accounts receivable	22,339	—

(iii)	Trinity Helicopters Limited:
As at October 31, 2015 and 2016, we leased two helicopters from Trinity Helicopters Limited (“Trinity”), an entity considered to be a VIE, which we have determined we are required to consolidate as we are the primary beneficiary.

(b)	VIEs of which we are not the primary beneficiary:

(i)	Local ownership VIEs:
Thai Aviation Services (“TAS”)
As described in note 3(b)(i) of the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, we had a 29.9% interest in the ordinary

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

shares of TAS, which we have determined to be a VIE that we are not required to consolidate as we are not the primary beneficiary. Under the terms of the shareholder agreement we exercised our right to require the majority shareholder in TAS to purchase our ordinary share interest. The transaction was completed on October 6, 2016 for net proceeds of $35.5 million. A gain on sale of $11.8 million was recognized and presented within earnings from equity accounted investees during the three and six months ended October 31, 2016.
The following table summarizes the amounts recorded for TAS in the consolidated balance sheets prior to the date of sale:

	April 30, 2016		October 31, 2016
	Carrying amounts	Maximum exposure to loss	Carrying amounts	Maximum exposure to loss
Receivables, net of allowance	$3,733	$3,733	$—	$—
Equity method investment	29,508	29,508	—	—
As of October 31, 2015 and 2016, we leased eight helicopters and five helicopters, respectively, to TAS and provided crew, insurance, maintenance and base services. The total revenue earned from providing these services was $11.9 million and $23.5 million for the three and six months ended October 31, 2015, respectively, and $5.1 million for the period from August 1, 2016 to the date of sale and $14.9 million for the period from May 1, 2016 to the date of sale.

(ii)	Other VIE lessors:
We have determined that the activity that most significantly impacts the economic performance of the lessor VIEs is the remarketing of the helicopters at the end of the lease term. As we do not have the power to make remarketing decisions, we have determined that we are not the primary beneficiary of the lessor VIEs.
As at October 31, 2015 and 2016, we leased from various entities considered to be VIEs 103 helicopters and 70 helicopters, respectively. All 103 and 70 leases were considered to be operating leases as at October 31, 2015 and 2016, respectively, some of which are subject to rejection motions filed by the Debtors as detailed in note 10.

4.	Restructuring:
We are undergoing a comprehensive review of our operations, organizational structure and fleet with the view to reducing operating costs. In connection with the ongoing review, we have incurred restructuring expenses consisting of employee related severance costs and other associated costs. The majority of the payments relating to the accrual as at October 31, 2016 will be made in fiscal 2017.
We have also incurred restructuring expenses related to contractual lease, maintenance and other costs on specific leased helicopters we have permanently ceased use of in operations and do not form part of our prospective fleet strategy. All restructuring amounts related to leased aircraft have either been charged to reorganization items, net, as these have been approved for rejection by the Bankruptcy Court or adjusted to restructuring expense, as we have re-evaluated our assessment that we have permanently ceased use of these leased helicopters due to changes in our fleet plans.
The following table summarizes the activity of the restructuring liability for the six months ended October 31, 2016:

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

	Employee related severance and other costs	Lease associated costs	Total
Balance at April 30, 2016	$10,956	$58,311	$69,267
Restructuring expense (recovery) (i)	4,947	(4,958)	(11)
Reorganization items, net (ii)	—	(49,090)	(49,090)
Non-cash charges and foreign exchange	(160)	(2,265)	(2,425)
Cash payments	(12,548)	(1,998)	(14,546)
Balance at October 31, 2016	$3,195	$—	$3,195

(i)
The restructuring expense (recovery) includes certain estimates related to the timing and costs of restructuring activities. Any adjustments to these estimates, including as a result of changes in our fleet plans, are reflected at each period end.

(ii)
We have adjusted the restructuring liability for leases which have been approved for rejection by the Bankruptcy Court. In accordance with the guidance of ASC 852 Reorganizations, we have recorded the expected allowed claim from the lessors on approval of the lease rejections (note 10).

As of October 31, 2016, we have expensed $90.7 million of employee related severance and other costs and $84.3 million of lease associated costs cumulatively to date under this restructuring review.

5.	Asset impairments:
During the three and six months ended October 31, 2015, we recorded an impairment charge of $10.5 million to increase our provision for obsolete and excess inventories on certain consumable inventories. This impairment charge resulted from the identification of consumable inventories that were in excess of our requirements. This was driven primarily by the significant and longer than initially expected decline in the price of oil and gas, which impacts our view of future utilization of these parts and resulting changes to our fleet and inventory management strategies. Excess consumable inventories have been measured at estimated market value, based on our experience with sales of surplus consumable inventories and our assessment of resale market conditions.
During the three and six months ended October 31, 2016, we recorded an impairment charge of $2.7 million to write-down the carrying value of one H155 helicopter to its fair value.

6.	Inventories:

	April 30, 2016	October 31, 2016
Work-in-progress for long-term maintenance contracts under completed contract accounting	$5,749	$12,104
Consumables	100,667	98,932
Provision for obsolete and excess inventories	(14,167)	(15,922)
	$92,249	$95,114

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

7.	Other assets:

	April 30, 2016	October 31, 2016
Current:
Helicopter operating lease funded residual value guarantees (b)	$2,757	$1,226
Foreign currency embedded derivatives (a)	14,063	12,078
Mobilization costs	5,502	5,765
Deferred lease financing costs (b)	2,969	1,647
Prepaid helicopter rentals (b)	3,783	1,525
Residual value guarantees (b)	2,110	166
Foreign currency forward contracts	62	—
Other receivables	8,813	13,318
	$40,059	$35,725
Non-current:
Helicopter operating lease funded residual value guarantees (b)	$146,460	$2,922
Helicopter deposits	66,170	66,170
Security deposits (b)	39,465	21,579
Deferred lease financing costs (b)	12,899	7,150
Foreign currency embedded derivatives (a)	20,301	21,586
Long-term income tax receivable	30,570	34,286
Prepaid helicopter rentals (b)	12,780	5,809
Accrued pension asset	9,764	15,917
Mobilization costs	9,801	8,711
Pension guarantee assets	7,998	7,815
Residual value guarantees (b)	6,765	490
Foreign currency forward contracts	46	—
Other	4,462	4,995
	$367,481	$197,430

(a)
We enter into long-term revenue agreements, which provide for pricing denominated in currencies other than the functional currency of the parties to the contract. This pricing feature was determined to be an embedded derivative which has been bifurcated for valuation and accounting purposes. The embedded derivative contracts and forward contracts are measured at fair value and included in other assets and/or other liabilities (note 8). The gains and losses due to the change in fair value are recognized in the statement of operations as part of other financing income (charges) (note 13). The fair value of the foreign currency embedded derivatives is determined to be a recurring Level 2 fair value measurement determined using a present value model. There were no transfers between categories in the fair value hierarchy.

(b)
As of October 31, 2016, the Bankruptcy Court had approved 71 helicopter lease rejections. In accordance with the guidance of ASC 852 Reorganizations, we have recorded the expected allowed claim from the lessors on the Bankruptcy Court’s approval of the lease rejection (note 11) with all lease related assets and liabilities adjusted to reorganization items, net (note 10). The lessors’ rights of enforcement for those claims will be subject to the applicable provisions of the Bankruptcy Code.

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

8.	Other liabilities:

	April 30, 2016	October 31, 2016
Current:
Restructuring (c)	$44,242	$3,195
Foreign currency forward contracts (b)	7,092	—
Deferred gains on sale-leasebacks of helicopters (c)	13,987	—
Residual value guarantees (c)	3,359	—
Foreign currency embedded derivatives (a)	441	24
Contract inducement	724	288
Other	695	352
	$70,540	$3,859
Non-current:
Accrued pension obligations	$103,895	$45,134
Deferred gains on sale-leasebacks of helicopters (c)	68,178	—
Residual value guarantees (c)	19,654	—
Restructuring (c)	25,025	—
Insurance claims accrual	10,776	9,546
Contract inducement	6,304	2,379
Foreign currency forward contracts (b)	813	—
Foreign currency embedded derivatives (a)	261	—
Other	7,805	6,131
	$242,711	$63,190

(a)
The fair value of the foreign currency embedded derivatives is determined to be a recurring Level 2 fair value measurement determined using a present value model. There were no transfers between categories in the fair value hierarchy.

(b)	All of our foreign currency forward contracts were terminated and have been classified as liabilities subject to compromise as at October 31, 2016.

(c)
As of October 31, 2016, the Bankruptcy Court had approved 71 helicopter lease rejections. In accordance with the guidance of ASC 852 Reorganizations, we have recorded the expected allowed claim from the lessors on the Bankruptcy Court’s approval of the lease rejection (note 11) with all lease related assets and liabilities adjusted to reorganization items, net (note 10). The lessors’ rights of enforcement for those claims will be subject to the applicable provisions of the Bankruptcy Code.

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

9.	Debt obligations:

	Principal Repayment terms	Facility maturity dates	April 30, 2016	October 31, 2016
Senior secured notes (a)	At maturity	October 2020	$1,007,539	$1,014,289
Senior unsecured notes (a)	At maturity	June 2021	94,732	94,732
Revolving credit facility (a), (b):
US LIBOR plus a 4.5% margin	At maturity	January 2019	327,500	327,500
CDOR plus a 6.5% margin	At maturity	January 2019	—	17,671
EURIBOR plus a 6.5% margin	At maturity	January 2019	—	20,859
Asset-based revolving credit facility (a)	At maturity	June 2020	139,000	139,000
Capital lease obligations (USD)	Quarterly	November 2016 - September 2018	75,190	43,439
Capital lease obligations (Euro)	Quarterly	September 2025	14,872	—
Boundary Bay financing – 6.93% (CAD)	Monthly	April 2035	26,587	24,570
Unamortized deferred financing costs (a)			(26,157)	—
Total debt obligations			1,659,263	1,682,060
Less: Liabilities subject to compromise			—	(1,682,060)
Less: Current portion of debt obligations			(1,633,377)	—
Long-term portion of debt obligations			$25,886	$—

(a)	Event of default:
On May 5, 2016, the Debtors filed Petitions seeking relief under the Bankruptcy Code, which constituted an event of default that accelerated our obligations under the senior secured notes, the senior unsecured notes, the revolving credit facility and the ABL Facility as described in note 1.
As a result of the Petitions filed by the Debtors seeking relief under the Bankruptcy Code on May 5, 2016 and based on our Plan, the senior secured notes, the senior unsecured notes, the revolving credit facility, the ABL Facility and all of our capital lease obligations were reclassified as liabilities subject to compromise in accordance with the guidance of ASC 852 Reorganizations. We have ceased recognition of interest expense on the senior secured notes, the senior unsecured notes and the ABL Facility from the Petition Date. The aggregate contractual interest due under the senior secured notes, the senior unsecured notes and the ABL Facility was $27.3 million and $54.8 million for the three and six months ended October 31, 2016, respectively. All unamortized deferred financing costs on these obligations were charged to reorganization items, net, during the six months ended October 31, 2016.

(b)	Revolving credit facility:
During the six months ended October 31, 2016, certain letters of credit provided to third parties prior to the Petition Date were drawn on our revolving credit facility.
During the three months ended October 31, 2016, we reclassified the revolving credit facility as a liability subject to compromise based on our Plan and charged to reorganization items, net, all unamortized deferred financing costs on this facility. We have continued recognition of interest expense on this facility in accordance with the Plan. See note 10 for further information on reorganization items, net and note 11 for further information regarding liabilities subject to compromise.

(c)	Carrying value of other financial instruments, measured at other than fair value:
The carrying values of the other financial instruments, which are measured at other than fair value, approximate fair value due to the short term to maturity, collateral and security ranking, except for non-revolving debt obligations. The carrying value, excluding deferred financing costs, and fair value of non-revolving debt obligations were as follows:

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

	April 30, 2016		October 31, 2016
	Fair value	Carrying value	Fair value	Carrying value
Senior secured notes	$461,502	$1,007,539	$500,176	$1,014,289
Senior unsecured notes	6,158	94,732	18,591	94,732
The fair value of the senior secured and senior unsecured notes is determined based on market information provided by third parties which is considered to be a Level 2 measurement in the fair value hierarchy.

10.	Reorganization items, net:
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

	Three months ended	Six months ended
	October 31, 2016	October 31, 2016
Adjustments to debt obligations (a)	$(3,891)	$(30,942)
Adjustments to allowed claims for rejected leases (b)	(23,292)	(739,974)
Adjustments to other allowed claims (c)	—	(16,986)
Professional fees (d)	(23,343)	(48,014)
Total reorganization items, net	$(50,526)	$(835,916)

(a)	Adjustments to debt obligations:
Due to the filing of the Bankruptcy Petitions and based on our Plan, the senior secured notes, the senior unsecured notes, the revolving credit facility and the ABL Facility were reclassified as liabilities subject to compromise. Following the guidance of ASC 852 Reorganizations, we have expensed $3.9 million and $30.9 million related to the deferred financing costs and unamortized net discount on these obligations during the three and six months ended October 31, 2016.

(b)	Adjustments to allowed claims for rejected leases:
The Debtors have filed motions, net of withdrawn motions, for the rejection or abandonment of 87 helicopters in our fleet which we no longer need in the operation of our business. This includes 82 leased helicopters and 5 helicopters financed under our ABL Facility.
As of October 31, 2016, the Bankruptcy Court had approved 71 helicopter lease rejections. In accordance with the guidance of ASC 852 Reorganizations, we have recorded the expected allowed claim from the lessors on approval of the lease rejections of $668.2 million. The expected allowed claim has been determined in accordance with the terms of the applicable lease agreement, and generally includes the present value of all future lease payments for the remaining contract term, or a default termination amount, plus damages, including those related to the return condition of the helicopter.
Our estimate of the expected amount of the allowed claim is a significant estimate. As the estimation process is inherently uncertain, future actions and decisions by the Bankruptcy Court may differ significantly from our own estimate, potentially having material future effects on our financial statements. Furthermore, these liabilities are reported as the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. There may be significant variation between the settled amount and the expected amount of the allowed claim. The lessors’ rights of enforcement for those claims will be subject to the applicable provisions of the Bankruptcy Code.
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
The Bankruptcy Court has approved interim lease deals with several lessors. On approval of the final terms of these leases by the Bankruptcy Court, the lessors may have a claim for the reduction in rentals and other costs associated with these leases. We will recognize the expected amount of these allowed claims upon Bankruptcy Court approval of these agreements.

(c)	Adjustments to other allowed claims:
The commencement of the Bankruptcy Cases constituted an event of default with our Canadian Supplemental Retirement Plan Agreements with certain plan participants, who could demand payment under one or more renewable letters of credit related to the participant’s benefit liabilities. As a result, we recognized a settlement loss of approximately $13.0 million during six months ended October 31, 2016, comprised of the net reduction in projected benefit obligation and accumulated other comprehensive loss.
All of our foreign currency forward contract arrangements were terminated during the three months ended July 31, 2016. We have recorded the adjustment from the fair value to the expected amount of the allowed claim for these derivative liabilities of $4.0 million during the six months ended October 31, 2016.

(d)	Professional fees:
During the three and six months ended October 31, 2016, we incurred $23.3 million and $48.0 million related to professional advisors who are assisting us with the bankruptcy process, respectively.

11.	Liabilities subject to compromise:
As a result of the Petitions filed by the Debtors seeking relief under the Bankruptcy Code on May 5, 2016 and based on our Plan, the Debtors’ pre-petition liabilities, including our obligations under the senior secured notes, the senior unsecured notes, the revolving credit facility and the ABL Facility, were classified as subject to compromise based on our assessment of these obligations following the guidance of ASC 852 Reorganizations.
Pre-petition liabilities subject to compromise are required to be reported at the amount expected to be allowed as a claim by the Bankruptcy Court, regardless of whether they may be settled for lesser amounts and remain subject to future adjustments based on negotiated settlements with claimants, actions of the Bankruptcy Court, rejection of executory contracts, proofs of claims or other events. The following table reflects pre-petition liabilities subject to compromise as at October 31, 2016:

October 31, 2016
Payables, accruals and other liabilities	$305,997
Debt obligations (note 9)	1,682,060
Estimated allowed claim on lease rejections (note 10)	668,231
Total liabilities subject to compromise	$2,656,288

12.	Condensed combined and consolidated debtor-in-possession financial information:
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
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Debtors’ Combined and Consolidated Balance Sheet
(Expressed in thousands of United States dollars)
(Unaudited)

October 31, 2016
Assets
Current assets:
Cash and cash equivalents	$164,172
Receivables, net of allowance for doubtful accounts	124,923
Receivables due from non-filing entities	820,431
Income taxes receivable	2,707
Inventories	90,283
Prepaid expenses	15,350
Other assets	10,837
1,228,703
Property and equipment, net	696,471
Investments	423,987
Intangible assets	81,409
Restricted cash	5,182
Other assets	117,148
Long-term receivables due from non-filing entities	42,590
Assets held for sale	3,516
$2,599,006
Liabilities and Shareholders’ Deficit
Liabilities not subject to compromise:
Current liabilities:
Payables and accruals	$136,486
Deferred revenue	15,539
Income taxes payable	656
Current payables due to non-filing entities	228,587
Other liabilities	2,483
383,751
Deferred revenue	7,194
Other liabilities	3,480
Deferred income tax liabilities	647
Total liabilities not subject to compromise	395,072
Liabilities subject to compromise	2,656,288
Liabilities subject to compromise due to non-filing entities	757,026
Total liabilities	3,808,386

Redeemable non-controlling interests	18,343
Redeemable convertible preferred shares	643,967
Shareholders’ deficit	(1,871,690)
$2,599,006

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Debtors’ Combined and Consolidated Statement of Operations
(Expressed in thousands of United States dollars)
(Unaudited)

	Three months ended	Six months ended
	October 31, 2016	October 31, 2016
Revenue	$165,573	$338,703
Operating expenses:
Direct costs	(142,431)	(274,249)
Earnings (loss) from equity accounted investees	187	(4,357)
General and administration costs	(15,117)	(32,457)
Depreciation	(34,561)	(63,274)
Restructuring recovery	3,501	2,899
Asset impairments	(2,691)	(2,691)
Loss on disposal of assets	(576)	(1,639)
	(191,688)	(375,768)
Operating loss	(26,115)	(37,065)
Financing charges	(48,811)	(87,735)
Reorganization items, net	(50,526)	(835,916)
Loss before income tax	(125,452)	(960,716)
Income tax expense	(2,161)	(2,246)
Net loss	$(127,613)	$(962,962)
Net loss attributable to:
Controlling interest	$(127,613)	$(962,962)
Non-controlling interests	—	—
Net loss	$(127,613)	$(962,962)
Comprehensive loss	$(87,620)	$(909,672)

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Debtors’ Combined and Consolidated Statement of Cash Flows
(Expressed in thousands of United States dollars)
(Unaudited)

Six months ended
October 31, 2016
Cash provided by operating activities	$18,920
Financing activities:
Debt and capital lease repayments	(2,189)
Cash used in financing activities	(2,189)
Investing activities:
Property and equipment additions	(26,518)
Proceeds from disposal of property and equipment	1,819
Restricted cash	172
Dividends received from non-filing entities	1,000
Cash used in investing activities	(23,527)
Cash provided by operations	(6,796)
Effect of exchange rate changes on cash and cash equivalents	(898)
Change in cash and cash equivalents during the period	(7,694)
Cash and cash equivalents, beginning of the period	171,866
Cash and cash equivalents, end of the period	$164,172

13.	Other financing income (charges):

	Three months ended		Six months ended
	October 31, 2015	October 31, 2016	October 31, 2015	October 31, 2016
Amortization of deferred financing costs	$(1,866)	$(535)	$(3,727)	$(2,667)
Net gain on debt extinguishment (a)	3,112	—	17,799	—
Net gain (loss) on fair value of foreign currency forward contracts	447	—	(15,079)	—
Net gain (loss) on fair value of foreign currency embedded derivatives	4,543	(6,667)	18,252	2,119
Amortization of guaranteed residual values	(815)	(41)	(963)	(348)
Interest expense	(4,008)	(416)	(8,390)	(508)
Interest income	5,929	693	11,719	2,594
Other	(1,515)	(144)	(3,690)	(800)
	$5,827	$(7,110)	$15,921	$390

(a)
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

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

14.	Income taxes:
During the three months ended October 31, 2015 and 2016, we recorded income tax expense of $3.9 million and $11.2 million, respectively, resulting in effective tax rates of (10.4)% and (9.4)%, respectively. During the six months ended October 31, 2015 and 2016, we recorded income tax expense of $9.9 million and $11.2 million, respectively, resulting in effective tax rates of (12.5)% and (1.2)%, respectively.
During the three and six months ended October 31, 2016, we recorded an additional accrual of $1.8 million for a new uncertain tax position. There was also a release of $3.1 million of an uncertain tax position during the three and six months ended October 31, 2016. The income tax expense reflects primarily the current corporate income taxes in taxable jurisdictions and withholding taxes. For most jurisdictions we determined that the deferred tax assets are not more likely than not to be realized and therefore we continue to recognize a valuation allowance in respect of these deferred tax assets.
As of October 31, 2016, there was $27.5 million in unrecognized tax benefits, of which $21.8 million would have an impact on the effective tax rate, if recognized.
The total amount of interest and penalties accrued on the consolidated balance sheets at April 30, 2016 and October 31, 2016 was $10.2 million and $9.5 million, respectively.

15.	Employee pension plans:
The net defined benefit pension plan expense (income) is as follows:

	Three months ended		Six months ended
	October 31, 2015	October 31, 2016	October 31, 2015	October 31, 2016
Current service cost	$3,831	$3,567	$7,874	$7,085
Interest cost	5,654	4,691	11,492	9,711
Expected return on plan assets	(10,346)	(8,559)	(21,102)	(17,266)
Amortization of net actuarial and experience losses	1,214	1,529	2,461	3,078
Amortization of past service credits	(124)	(103)	(248)	(214)
Employee contributions	(399)	(385)	(820)	(764)
	$(170)	$740	$(343)	$1,630

16.	Guarantees:
We have provided limited guarantees to third parties under some of our operating leases relating to a portion of the residual helicopter values at the termination of the leases, which have terms expiring between fiscal 2017 and 2024. Our exposure under the asset value guarantees including guarantees in the form of funded and unfunded residual value guarantees is approximately $171.8 million as at April 30, 2016 and $10.8 million at October 31, 2016, exclusive of $165.8 million of funded and unfunded residual value guarantees for helicopter lease rejections which were approved by the Bankruptcy Court as at October 31, 2016.

17.	Commitments:
We have helicopter operating leases for 154 helicopters and 86 helicopters at April 30, 2016 and October 31, 2016, respectively. As at October 31, 2016, these leases had expiry dates ranging from fiscal 2017 to 2025. For those helicopters where we have an unexercised option to purchase them for agreed amounts, the purchase options do not constitute bargain purchase options and we do not have a commitment to exercise the options.
As at October 31, 2016, we have commitments with respect to operating leases for helicopters, buildings, land and equipment. The Debtors have filed motions for the rejection of leases for 82 helicopters in our fleet which are no longer required in the operations of our business. As of October 31, 2016, the Bankruptcy Court had approved 71

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

helicopter lease rejections. Approved helicopter lease rejections have been reflected in reorganization items, net, at the expected amount of the allowed claim (note 10).
The minimum lease rentals required under operating leases are payable in the following amounts over the following years ended October 31, exclusive of approved helicopter lease rejections but inclusive of lease rejections still subject to the approval of the Bankruptcy Court, which may substantially alter our minimum lease rentals. The May 5, 2016 filing of the Petitions by the Debtors in the Bankruptcy Court caused an event of default under the terms of all of our helicopter lease agreements. Any efforts by creditors to enforce such payment obligations as existed before the Petition Date are automatically stayed as a result of the filing of the Petitions, and the holders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. We continue to make the required payments for the post-petition period for helicopter leases for which we have not filed motions for rejection with the Bankruptcy Court.

	Helicopter operating leases (i)	Building, land and equipment operating leases	Total operating leases
2017	$149,915	$12,851	$162,766
2018	142,391	9,137	151,528
2019	124,183	6,623	130,806
2020	102,716	4,095	106,811
2021	79,916	3,802	83,718
Thereafter	65,037	28,798	93,835
	$664,158	$65,306	$729,464

(i)
The helicopter operating lease commitment excludes all lease rejections approved by the Bankruptcy Court (note 10). These commitments do not reflect the reduction in lease obligations as a result of Bankruptcy Court approved interim lease arrangements, with final lease terms subject to agreement with the respective lessors and approval by the Bankruptcy Court.

As at October 31, 2016, we have a total commitment of $236.8 million for the purchase of new helicopters, for which we have contractual commitments to pay in fiscal 2017 ($170.6 million) and 2018 ($66.2 million). We also have additional flexible orders of $247.5 million which allow us to monitor the market recovery before confirming dates and the type of aircraft for deliveries. Our additional flexible orders can also be cancelled with no further payment, subject to periodic forfeitures of deposits paid to date, up to a maximum of $28.9 million in forfeitures. Each of these contracts are subject to ongoing negotiations and/or rejection as part of our reorganization process.

18.	Contingencies:

(a)	Legal proceedings:
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
The two securities class action lawsuits that were previously filed against the Company were consolidated into a single action, Rudman et al. v. CHC Group et al., which is pending in federal district court for the Southern District of New York.  A consolidated amended complaint was filed on November 6, 2015. The

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

amended complaint alleges that the Company and others failed to disclose in our IPO materials that one of our major customers, Petrobras, had suspended payments on certain contracts due to the global stand-down of Airbus H225 aircraft. By opinion dated November 7, 2016, the Court dismissed all claims with prejudice.  The time for plaintiffs to appeal that dismissal has not yet expired. Defendants have reached an agreement-in-principal to resolve all claims, which will be incorporated into a settlement agreement and submitted for Court approval. The settlement amount would be fully paid by the Company’s insurer.
In addition, from time to time, we are involved in tax and other disputes with various government agencies. The following summarizes certain of these pending disputes:
On May 2, 2008, Brazilian customs authorities seized one of our helicopters (customs value of $10.0 million) as a result of allegations that we violated Brazilian customs law by failing to ensure our customs agent and the customs agent’s third-party shipping company followed approved routing of the helicopter during transport. We secured release of the helicopter and are disputing through court action any claim for penalties associated with the seizure and the alleged violation. We preserved our rights by filing a civil action against our customs agent for any losses that may result. The State Court of São Paulo has ruled that our agent will be responsible for the value of the helicopter if the government’s seizure is upheld. That decision is under appeal. At October 31, 2016, it is not possible to determine the ultimate outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.
Our Brazilian subsidiary is disputing claims from the Brazilian tax authorities that it was not entitled to certain credits in 2004 and 2007. The tax authorities are seeking up to $2.4 million in additional taxes plus interest and penalties. We believe that based on our interpretation of tax legislation and well established aviation industry practice we are in compliance with all applicable tax legislation and plan to defend this claim vigorously. At October 31, 2016, it is not possible to determine the outcome of this matter or the significance, if any, to our business, financial condition and results of operations.
Our Brazilian subsidiary is also disputing assessments from the municipal governments in Macaé and Cabo Frio related to cross-border flights and invoicing. The municipalities are seeking up to $4.8 million in taxes and penalties. We do not believe the Company is liable for these amounts and will continue to dispute these assessments at the administrative level before the Municipal Tax Secretary in each jurisdiction. At October 31, 2016, it is not possible to determine the outcome of this matter or the significance, if any, to our business, financial condition and results of operations.
On July 30, 2014, the United Kingdom Treasury Solicitors filed a claim against us and various other parties involved in the SAR-H procurement process, which was terminated by the Ministry of Transport in February 2011. The claim is for recovery of the Ministry of Transport’s wasted procurement costs of £15.8 million ($19.3 million) in respect of the SAR-H bid. We dispute the bases for the claim and intend to vigorously defend against it. The trial is listed to start in April or May 2017. At October 31, 2016, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.

(b)	Contingent professional fees:
We have entered into fee arrangements with financial advisors to assist us with our Bankruptcy filing. The arrangements include contingent fee payments up to $14.2 million, payable upon completion of Chapter 11 reorganization. At October 31, 2016, no contingent fee amounts were accrued.

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
Corporate and other includes corporate office costs in various jurisdictions and is not considered a reportable segment.

Three months ended October 31, 2015	Helicopter Services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$324,879	$35,874	$—	$—	$360,753
Add: Inter-segment revenues	—	16,903	—	(16,903)	—
Total revenue	324,879	52,777	—	(16,903)	360,753
Direct costs (i)	(192,394)	(46,534)	—	14,829	(224,099)
Earnings from equity accounted investees	1,338	—	—	—	1,338
General and administration costs	—	—	(18,097)	—	(18,097)
Adjusted EBITDAR (ii)	133,823	6,243	(18,097)	(2,074)	119,895
Helicopter lease and associated costs	(63,281)	—	—	—	(63,281)
Depreciation					(35,537)
Restructuring expense (note 4)					(16,211)
Asset impairments (note 5)					(10,459)
Loss on disposal of assets					(1,419)
Operating loss					(7,012)
Interest on debt obligations					(27,286)
Foreign exchange loss					(9,551)
Other financing income					5,827
Income tax expense					(3,942)
Net loss					$(41,964)

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statements of operations these costs are combined.

(ii)
Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization, helicopter lease and associated costs, restructuring expense (recovery), asset impairments, gain (loss) on disposal of assets, foreign exchange gain (loss), other financing income (charges) and reorganization items, net, or total revenue plus earnings from equity accounted investees less direct costs, excluding helicopter lease and associated costs, and general and administration costs.

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Three months ended October 31, 2016	Helicopter Services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$228,345	$21,191	$—	$—	$249,536
Add: Inter-segment revenues	—	21,619	—	(21,619)	—
Total revenue	228,345	42,810	—	(21,619)	249,536
Direct costs (i)	(171,306)	(43,621)	—	21,262	(193,665)
Earnings from equity accounted investees	12,131	—	—	—	12,131
General and administration costs	—	—	(12,756)	—	(12,756)
Adjusted EBITDAR (ii)	69,170	(811)	(12,756)	(357)	55,246
Helicopter lease and associated costs	(35,722)	—	—	—	(35,722)
Depreciation					(42,146)
Restructuring recovery (note 4)					2,416
Asset impairments (note 5)					(2,691)
Loss on disposal of assets					(599)
Operating loss					(23,496)
Interest on debt obligations (note 9(a))					(6,891)
Foreign exchange loss					(30,667)
Other financing charges					(7,110)
Reorganization items, net (note 10)					(50,526)
Income tax expense					(11,166)
Net loss					$(129,856)

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statements of operations these costs are combined.

(ii)
Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization, helicopter lease and associated costs, restructuring expense (recovery), asset impairments, gain (loss) on disposal of assets, foreign exchange gain (loss), other financing income (charges) and reorganization items, net, or total revenue plus earnings from equity accounted investees less direct costs, excluding helicopter lease and associated costs, and general and administration costs.

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Six months ended October 31, 2015	Helicopter Services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$665,379	$71,311	$—	$—	$736,690
Add: Inter-segment revenues	—	44,269	—	(44,269)	—
Total revenue	665,379	115,580	—	(44,269)	736,690
Direct costs (i)	(413,084)	(101,973)	—	41,462	(473,595)
Earnings from equity accounted investees	2,771	—	—	—	2,771
General and administration costs	—	—	(34,453)	—	(34,453)
Adjusted EBITDAR (ii)	255,066	13,607	(34,453)	(2,807)	231,413
Helicopter lease and associated costs	(127,955)	—	—	—	(127,955)
Depreciation					(75,818)
Restructuring expense (note 4)					(35,590)
Asset impairments (note 5)					(10,459)
Loss on disposal of assets					(2,406)
Operating loss					(20,815)
Interest on debt obligations					(54,232)
Foreign exchange loss					(19,630)
Other financing income					15,921
Income tax expense					(9,850)
Net loss					$(88,606)

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statements of operations these costs are combined.

(ii)
Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization, helicopter lease and associated costs, restructuring expense (recovery), asset impairments, gain (loss) on disposal of assets, foreign exchange gain (loss), other financing income (charges) and reorganization items, net, or total revenue plus earnings from equity accounted investees less direct costs, excluding helicopter lease and associated costs, and general and administration costs.

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Six months ended October 31, 2016	Helicopter Services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$470,277	$49,695	$—	$—	$519,972
Add: Inter-segment revenues	—	39,055	—	(39,055)	—
Total revenue	470,277	88,750	—	(39,055)	519,972
Direct costs (i)	(337,917)	(88,004)	—	38,631	(387,290)
Earnings from equity accounted investees	12,392	—	—	—	12,392
General and administration costs	—	—	(28,184)	—	(28,184)
Adjusted EBITDAR (ii)	144,752	746	(28,184)	(424)	116,890
Helicopter lease and associated costs	(88,958)	—	—	—	(88,958)
Depreciation					(77,844)
Restructuring recovery (note 4)					11
Asset impairments (note 5)					(2,691)
Loss on disposal of assets					(1,724)
Operating loss					(54,316)
Interest on debt obligations (note 9(a))					(15,482)
Foreign exchange loss					(49,099)
Other financing income					390
Reorganization items, net (note 10)					(835,916)
Income tax expense					(11,225)
Net loss					$(965,648)

(i)	Direct costs in the segment information presented excludes helicopter lease and associated costs. In the consolidated statements of operations these costs are combined.

(ii)
Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization, helicopter lease and associated costs, restructuring expense (recovery), asset impairments, gain (loss) on disposal of assets, foreign exchange gain (loss), other financing income (charges) and reorganization items, net, or total revenue plus earnings from equity accounted investees less direct costs, excluding helicopter lease and associated costs, and general and administration costs.

20.	Supplemental condensed consolidated financial information:
The Company and certain of its direct and indirect wholly owned subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guaranteed on a joint and several basis certain outstanding indebtedness of CHC Helicopter S.A. (the “Issuer”), one of our subsidiaries. The following consolidating schedules present financial information as of October 31, 2016 and for the six months ended October 31, 2015 and 2016, based on the guarantor structure that was in place at October 31, 2016.
The Parent columns in the condensed consolidated financial information are for CHC Group Ltd. on a standalone basis (the “Parent”) and the equity method of accounting is used to reflect ownership interest in its subsidiary.

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Balance Sheets as at April 30, 2016 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$87	$3,138	$27,581	$238,462	$(3,138)	$266,130
Receivables, net of allowance for doubtful accounts	45	113	88,406	94,852	(909)	182,507
Current intercompany receivables	115	821,992	730,082	551,552	(2,103,741)	—
Income taxes receivable	—	—	2,084	3,878	—	5,962
Inventories	—	—	87,330	4,919	—	92,249
Prepaid expenses	7,041	125	16,104	15,621	(125)	38,766
Other assets	—	35,016	53,540	55,395	(103,892)	40,059
	7,288	860,384	1,005,127	964,679	(2,211,805)	625,673
Property and equipment, net	—	—	623,825	343,794	—	967,619
Investments	—	—	665,220	29,503	(657,083)	37,640
Intangible assets	—	—	81,476	1,422	—	82,898
Restricted cash	—	—	5,415	19,667	—	25,082
Other assets	36	—	294,152	73,293	—	367,481
Long-term intercompany receivables	—	96,596	59,474	399,307	(555,377)	—
Deferred income tax assets	—	—	1,976	594	—	2,570
Assets held for sale	—	—	5,305	—	—	5,305
	$7,324	$956,980	$2,741,970	$1,832,259	$(3,424,265)	$2,114,268
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Payables and accruals	$4,385	$58,592	$181,322	$93,317	$(58,588)	$279,028
Deferred revenue	—	—	27,347	7,066	—	34,413
Income taxes payable	—	12	33,863	4,097	(12)	37,960
Current intercompany payables	57,481	309,040	529,617	694,817	(1,590,955)	—
Current facility secured by accounts receivable	—	—	—	22,339	—	22,339
Other liabilities	68	33,860	98,530	40,819	(102,737)	70,540
Current portion of debt obligations	—	1,407,553	1,498,315	135,062	(1,407,553)	1,633,377
	61,934	1,809,057	2,368,994	997,517	(3,159,845)	2,077,657
Debt obligations	—	—	25,886	—	—	25,886
Long-term intercompany payables	—	—	398,593	60,188	(458,781)	—
Accumulated losses of unconsolidated investees in excess of investment	261,719	—	—	—	(261,719)	—
Deferred revenue	—	—	32,982	23,719	—	56,701
Other liabilities	—	—	168,019	74,692	—	242,711
Deferred income tax liabilities	—	—	565	8,210	—	8,775
Total liabilities	323,653	1,809,057	2,995,039	1,164,326	(3,880,345)	2,411,730
Redeemable non-controlling interests	—	17,150	17,150	(41,495)	26,062	18,867
Redeemable convertible preferred shares	643,967	—	—	—	—	643,967
Shareholders’ equity (deficit)	(960,296)	(869,227)	(270,219)	709,428	430,018	(960,296)
	$7,324	$956,980	$2,741,970	$1,832,259	$(3,424,265)	$2,114,268

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Balance Sheets as at October 31, 2016 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$46	$535	$36,155	$251,493	$(535)	$287,694
Receivables, net of allowance for doubtful accounts	46	113	124,877	59,208	(807)	183,437
Current intercompany receivables	3,408	125,323	1,246,401	1,037,502	(2,412,634)	—
Income taxes receivable	—	—	2,707	4,105	—	6,812
Inventories	—	—	90,283	4,831	—	95,114
Prepaid expenses	3,719	125	11,631	14,352	(125)	29,702
Other assets	—	59,562	70,399	33,287	(127,523)	35,725
	7,219	185,658	1,582,453	1,404,778	(2,541,624)	638,484
Property and equipment, net	—	—	524,447	317,373	—	841,820
Investments	—	—	535,494	—	(528,190)	7,304
Intangible assets	—	—	81,409	1,326	—	82,735
Restricted cash	—	—	5,182	10,703	—	15,885
Other assets	—	—	117,148	80,282	—	197,430
Long-term intercompany receivables	—	—	43,403	334,873	(378,276)	—
Deferred income tax assets	—	—	—	162	(82)	80
Assets held for sale	—	—	3,516	—	—	3,516
	$7,219	$185,658	$2,893,052	$2,149,497	$(3,448,172)	$1,787,254
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Payables and accruals	$28,492	$10,218	$107,976	$69,391	$(10,251)	$205,826
Deferred revenue	—	—	15,539	8,062	—	23,601
Income taxes payable	—	343	656	6,008	(343)	6,664
Current intercompany payables	30,104	19,306	498,271	1,052,561	(1,600,242)	—
Other liabilities	30	8,398	10,851	60,938	(76,358)	3,859
	58,626	38,265	633,293	1,196,960	(1,687,194)	239,950
Long-term intercompany payables	—	—	—	42,605	(42,605)	—
Accumulated losses of unconsolidated investees in excess of investment	1,113,349	—	—	—	(1,113,349)	—
Deferred revenue	—	—	7,194	20,383	—	27,577
Other liabilities	—	—	3,480	59,710	—	63,190
Deferred income tax liabilities	—	—	647	7,988	(82)	8,553
Total liabilities not subject to compromise	1,171,975	38,265	644,614	1,327,646	(2,843,230)	339,270
Liabilities subject to compromise	980	1,534,559	2,515,540	139,743	(1,534,534)	2,656,288
Liabilities subject to compromise - intercompany	60,911	328,211	836,404	144,781	(1,370,307)	—
Total liabilities	1,233,866	1,901,035	3,996,558	1,612,170	(5,748,071)	2,995,558

Redeemable non-controlling interests	—	18,343	18,343	(43,964)	25,621	18,343
Redeemable convertible preferred shares	643,967	—	—	—	—	643,967
Shareholders’ equity (deficit)	(1,870,614)	(1,733,720)	(1,121,849)	581,291	2,274,278	(1,870,614)
	$7,219	$185,658	$2,893,052	$2,149,497	$(3,448,172)	$1,787,254

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Statements of Operations and Comprehensive Loss for the three months ended October 31, 2015 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$235,953	$247,866	$(123,066)	$360,753
Operating expenses:
Direct costs	—	—	(179,546)	(230,900)	123,066	(287,380)
Earnings (loss) from equity accounted investees	(39,466)	(27,420)	6,717	1,256	60,251	1,338
General and administration costs	(3,949)	(320)	(12,618)	(1,530)	320	(18,097)
Depreciation	—	—	(27,241)	(8,296)	—	(35,537)
Restructuring expense	(707)	—	(13,178)	(2,326)	—	(16,211)
Asset impairments	—	—	(10,185)	(274)	—	(10,459)
Loss on disposal of assets	—	—	(1,223)	(196)	—	(1,419)
	(44,122)	(27,740)	(237,274)	(242,266)	183,637	(367,765)
Operating income (loss)	(44,122)	(27,740)	(1,321)	5,600	60,571	(7,012)
Financing income (charges)	3	(10,896)	(33,222)	2,209	10,896	(31,010)
Loss before income tax	(44,119)	(38,636)	(34,543)	7,809	71,467	(38,022)
Income tax recovery (expense)	3	(566)	(4,923)	978	566	(3,942)
Net loss	$(44,116)	$(39,202)	$(39,466)	$8,787	$72,033	$(41,964)
Net earnings (loss) attributable to:
Controlling interest	$(44,116)	$(39,202)	$(39,466)	$6,635	$72,033	$(44,116)
Non-controlling interests	—	—	—	2,152	—	2,152
Net loss	$(44,116)	$(39,202)	$(39,466)	$8,787	$72,033	$(41,964)
Comprehensive loss	$(55,546)	$(49,946)	$(50,896)	$2,524	$100,840	$(53,024)

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Statements of Operations and Comprehensive Loss for the six months ended October 31, 2015 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$477,578	$500,040	$(240,928)	$736,690
Operating expenses:
Direct costs	—	—	(369,806)	(472,672)	240,928	(601,550)
Earnings (loss) from equity accounted investees	(87,119)	(71,627)	(32,685)	2,472	191,730	2,771
General and administration costs	(8,021)	(800)	(27,876)	1,444	800	(34,453)
Depreciation	—	—	(60,753)	(15,065)	—	(75,818)
Restructuring expense	(2,428)	—	(28,099)	(5,063)	—	(35,590)
Asset impairments	—	—	(10,185)	(274)	—	(10,459)
Loss on disposal of assets	—	—	(1,805)	(601)	—	(2,406)
	(97,568)	(72,427)	(531,209)	(489,759)	433,458	(757,505)
Operating income (loss)	(97,568)	(72,427)	(53,631)	10,281	192,530	(20,815)
Financing income (charges)	87	(12,422)	(23,802)	(34,226)	12,422	(57,941)
Loss before income tax	(97,481)	(84,849)	(77,433)	(23,945)	204,952	(78,756)
Income tax recovery (expense)	3	(1,162)	(9,686)	(167)	1,162	(9,850)
Net loss	$(97,478)	$(86,011)	$(87,119)	$(24,112)	$206,114	$(88,606)
Net earnings (loss) attributable to:
Controlling interest	$(97,478)	$(86,011)	$(87,119)	$(32,984)	$206,114	$(97,478)
Non-controlling interests	—	—	—	8,872	—	8,872
Net loss	$(97,478)	$(86,011)	$(87,119)	$(24,112)	$206,114	$(88,606)
Comprehensive loss	$(141,985)	$(130,195)	$(131,626)	$(17,908)	$298,993	$(122,721)

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Cash flows for the six months ended October 31, 2015 (Expressed in thousands of US dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(98)	$56,662	$95,443	$(122,241)	$(56,662)	$(26,896)
Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	8,305	—	8,305
Net proceeds from issuance of capital stock	—	—	—	200	(200)	—
Debt proceeds	—	312,000	312,000	14,400	(312,000)	326,400
Debt and capital lease repayments	—	(214,000)	(215,748)	—	214,000	(215,748)
Proceeds from bank indebtedness	—	—	—	130,447	(130,447)	—
Repurchases of senior unsecured notes	—	(22,101)	(22,101)	—	22,101	(22,101)
Increase in deferred financing costs	—	—	—	(4,868)	—	(4,868)
Cash provided by financing activities	—	75,899	74,151	148,484	(206,546)	91,988
Investing activities:
Property and equipment additions	—	—	(53,407)	(53,545)	—	(106,952)
Proceeds from disposal of property and equipment	—	—	28,470	—	—	28,470
Helicopter deposits net of lease inception refunds	—	—	(32,050)	(557)	—	(32,607)
Investment in subsidiaries	—	—	(200)	—	200	—
Restricted cash	—	—	1,337	(10,073)	—	(8,736)
Cash used in investing activities	—	—	(55,850)	(64,175)	200	(119,825)
Cash provided by (used in) operations	(98)	132,561	113,744	(37,932)	(263,008)	(54,733)
Effect of exchange rate changes on cash and cash equivalents	—	—	(11,347)	175	—	(11,172)
Change in cash and cash equivalents during the period	(98)	132,561	102,397	(37,757)	(263,008)	(65,905)
Cash and cash equivalents, beginning of the period	112	82,458	96,428	37,757	(82,458)	134,297
Cash and cash equivalents, end of the period	$14	$215,019	$198,825	$—	$(345,466)	$68,392

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Statements of Operations and Comprehensive Loss for the three months ended October 31, 2016 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$165,573	$177,145	$(93,182)	$249,536
Operating expenses:
Direct costs	—	(13)	(145,490)	(177,080)	93,196	(229,387)
Earnings (loss) from equity accounted investees	(99,682)	(85,463)	(14,771)	11,930	200,117	12,131
General and administration costs	(5,014)	234	(10,155)	2,413	(234)	(12,756)
Depreciation	—	—	(25,591)	(16,555)	—	(42,146)
Restructuring recovery (expense)	(421)	4	3,922	(1,085)	(4)	2,416
Asset impairments	—	—	(2,691)	—	—	(2,691)
Loss on disposal of assets	—	—	(576)	(23)	—	(599)
	(105,117)	(85,238)	(195,352)	(180,400)	293,075	(273,032)
Operating loss	(105,117)	(85,238)	(29,779)	(3,255)	199,893	(23,496)
Financing income (charges)	7	(12,724)	(40,321)	(4,354)	12,724	(44,668)
Reorganization items, net	(22,502)	(4,792)	(27,422)	(601)	4,791	(50,526)
Loss before income tax	(127,612)	(102,754)	(97,522)	(8,210)	217,408	(118,690)
Income tax expense	(1)	(561)	(2,160)	(9,005)	561	(11,166)
Net loss	$(127,613)	$(103,315)	$(99,682)	$(17,215)	$217,969	$(129,856)
Net earnings (loss) attributable to:
Controlling interest	$(127,613)	$(103,315)	$(99,682)	$(14,972)	$217,969	$(127,613)
Non-controlling interests	—	—	—	(2,243)	—	(2,243)
Net loss	$(127,613)	$(103,315)	$(99,682)	$(17,215)	$217,969	$(129,856)
Comprehensive loss	$(87,620)	$(63,322)	$(59,689)	$(60,488)	$182,072	$(89,047)

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Statements of Operations and Comprehensive Loss for the six months ended October 31, 2016 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$338,703	$363,678	$(182,409)	$519,972
Operating expenses:
Direct costs	—	(13)	(280,367)	(378,291)	182,423	(476,248)
Earnings (loss) from equity accounted investees	(903,823)	(861,592)	(44,543)	12,282	1,810,068	12,392
General and administration costs	(10,797)	(98)	(21,689)	4,302	98	(28,184)
Depreciation	—	—	(52,507)	(25,337)	—	(77,844)
Restructuring recovery (expense)	(2,562)	(9)	5,461	(2,888)	9	11
Asset impairments	—	—	(2,691)	—	—	(2,691)
Loss on disposal of assets	—	—	(1,639)	(85)	—	(1,724)
	(917,182)	(861,712)	(397,975)	(390,017)	1,992,598	(574,288)
Operating loss	(917,182)	(861,712)	(59,272)	(26,339)	1,810,189	(54,316)
Financing income (charges)	5	(21,159)	(57,467)	(6,729)	21,159	(64,191)
Reorganization items, net	(45,785)	(27,995)	(784,838)	(5,292)	27,994	(835,916)
Loss before income tax	(962,962)	(910,866)	(901,577)	(38,360)	1,859,342	(954,423)
Income tax expense	—	(1,123)	(2,246)	(8,979)	1,123	(11,225)
Net loss	$(962,962)	$(911,989)	$(903,823)	$(47,339)	$1,860,465	$(965,648)
Net earnings (loss) attributable to:
Controlling interest	$(962,962)	$(911,989)	$(903,823)	$(44,653)	$1,860,465	$(962,962)
Non-controlling interests	—	—	—	(2,686)	—	(2,686)
Net loss	$(962,962)	$(911,989)	$(903,823)	$(47,339)	$1,860,465	$(965,648)
Comprehensive loss	$(909,672)	$(859,039)	$(850,533)	$(145,061)	$1,853,881	$(910,424)

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

Cash flows for the six months ended October 31, 2016 (Expressed in thousands of US dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(41)	$(2,603)	$35,188	$(3,949)	$2,603	$31,198
Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	(21,620)	—	(21,620)
Debt and capital lease repayments	—	—	(2,189)	—	—	(2,189)
Dividends paid	—	—	—	(1,000)	1,000	—
Cash provided by financing activities	—	—	(2,189)	(22,620)	1,000	(23,809)
Investing activities:
Property and equipment additions	—	—	(26,518)	(934)	—	(27,452)
Proceeds from disposal of property and equipment	—	—	1,819	25	—	1,844
Proceeds from sale of equity accounted investees	—	—	—	35,518	—	35,518
Restricted cash	—	—	172	8,311	—	8,483
Dividends received	—	—	1,000	—	(1,000)	—
Cash provided by (used in) investing activities	—	—	(23,527)	42,920	(1,000)	18,393
Cash provided by (used in) operations	(41)	(2,603)	9,472	16,351	2,603	25,782
Effect of exchange rate changes on cash and cash equivalents	—	—	(898)	(3,320)	—	(4,218)
Change in cash and cash equivalents during the period	(41)	(2,603)	8,574	13,031	2,603	21,564
Cash and cash equivalents, beginning of the period	87	3,138	27,581	238,462	(3,138)	266,130
Cash and cash equivalents, end of the period	$46	$535	$36,155	$251,493	$(535)	$287,694

CHC Group Ltd. (Debtor-in-Possession)
Notes to Interim Consolidated Financial Statements (Unaudited)
(Tabular amounts expressed in thousands of United States dollars unless otherwise noted, except share and per share information)

21.	Subsequent events:

On November 30, 2016, the Debtors filed a motion with the Bankruptcy Court to reject the lease for our Boundary Bay facility. In accordance with ASC 852 Reorganizations, we will record to reorganization items, net, the related leased assets and liabilities and our estimate of the allowed claim on approval of the motion by the Bankruptcy Court. Our operations from the Boundary Bay facility have been relocated to other nearby facilities.

By order dated December 5, 2016, the Bankruptcy Court approved a motion for the abandonment of 5 helicopters financed under our ABL Facility and approved a binding term sheet (the “ABL Term Sheet”) for revised terms to the ABL Facility. The terms of the ABL Term Sheet include, but are not limited to, an amended principal balance subdivided into portions among the 8 restructured aircraft, an amended termination date, continued monthly interim payments during the pendency of the Bankruptcy Cases in full satisfaction of all administrative expense and adequate protection claims, a catch-up payment within 5 business days of the effective date of the revised ABL Facility, and a $78.0 million general unsecured non-priority pre-petition claim on the effective date of the revised ABL Facility. The transaction remains subject to final documentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance. The following discussion of our results of operations and financial condition should be read in conjunction with the interim financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited annual consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, filed with the SEC on July 15, 2016, and the MD&A contained therein. In the discussion that follows, the terms “prior year quarter” and “current year quarter” and “prior year period” and “current year period” refer to the three and six months ended October 31, 2015 and 2016, respectively. The following discussions include forward-looking statements that involve certain risks and uncertainties, including those identified in the “Item 1A. Risk Factors” section to our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.
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

•	we have substantial liquidity needs and, due to our current Chapter 11 proceedings, may not be able to obtain any equity or debt financings in the capital market for the foreseeable future;

•	we may be subject to claims that will not be discharged in the Chapter 11 proceedings;

•	our restructuring efforts through the Chapter 11 proceedings may be expensive, take resources and distract management;

•	the PSA is subject to termination upon the occurrence of a number of termination events;

•	the Bankruptcy Court may not confirm the Plan;

•	if the Effective Date does not occur by March 17, 2017, a Plan Support Termination Event will occur, which would result in the Debtors’ payment of the Put Option Premium in cash;

•
we are in the process of rejecting and abandoning a significant portion of our helicopter fleet through Chapter 11 proceedings, which may result in an inability to quickly respond to new opportunities and a significant loss of market share and profit margins;

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

•
our business requires substantial capital expenditures, lease and working capital financing, which we are currently blocked from accessing through the capital market and banks. Any further deterioration of current industry or business conditions, the capital and banking markets or a prolonged period in Chapter 11 proceedings generally could adversely impact our business, financial condition and results of operations;

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

•
pursuant to the terms of the preferred shares, which rank senior to our ordinary shares, we are required to pay regular cash dividends or issue shares in respect of amounts accrued as dividends on the preferred shares, and we may be required under certain circumstances to repurchase the preferred shares; we are currently unable to pay for such obligations while we are in Chapter 11 proceedings and are likely not to pay any cash dividends for the foreseeable future;

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

We caution you that the above list of cautionary statements is not exhaustive and should be considered with the risks identified in “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q and in the “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended April 30, 2016. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. We disclaim any intentions or obligations to update or revise any forward-looking information, whether as a result of new information, future events or otherwise, except in accordance with applicable securities laws.
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

Voluntary Filing under Chapter 11
On the Petition Date, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under the Bankruptcy Code. This action was the result of our determination that the cost of our capital and leasing structure is no longer sustainable and we are unable to absorb the ongoing and precipitous decline in business demand from the oil and gas industry. Since the Petition Date, the Debtors have operated their business as “debtors-in-possession.” The Debtors continue to operate their businesses and manage their properties as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Any efforts by creditors to enforce such payment obligations as existed before the Petition Date are automatically stayed as a result of the filing of the Petitions, and the holders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has approved certain motions for the payment of certain pre-petition obligations, including those related to certain taxes, employee severance and helicopter part repair orders. Additional information about the Bankruptcy Cases, including which entities are Debtors, is available at www.kccllc.net/chc. Neither the foregoing website nor the information contained on the website nor the documents accessible through such website shall be deemed incorporated into, and neither shall form a part of this Quarterly Report.
The Debtors have filed revised motions, net of withdrawn motions, for the rejection or abandonment of 87 helicopters in our fleet which we no longer need in the operation of our business. This includes 82 leased helicopters and 5 helicopters financed under our ABL Facility. During the six months ended October 31, 2016, the Bankruptcy Court approved 71 lease rejections, and as of December 13, 2016, 74 helicopter lease rejections had been approved and the motion to abandon the 5 aircraft under our ABL Facility was approved on by the Bankruptcy Court by order dated December 5, 2016. In accordance with the guidance of ASC 852 Reorganizations, we have recorded an expected allowed claim from the lessors on approval of the lease rejections as of October 31, 2016 of $668.2 million. As the estimation process is inherently uncertain, future actions and decisions by the Bankruptcy Court may differ significantly from our own estimate, potentially having material future effects on our financial statements. Furthermore, these liabilities are reported as the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. There may be significant variation between the settled amount and the expected amount of the allowed claim. The lessors’ rights of enforcement for those claims will be subject to the applicable provisions of the Bankruptcy Code. The approved helicopter lease rejections have reduced our minimum lease rentals by approximately $640.0 million.
The Petitions filed by the Debtors seeking relief under the Bankruptcy Code constituted an event of default that accelerated our obligations under the senior secured notes, senior unsecured notes, the revolving credit facility and the ABL Facility. As of the Petition Date, certain of the Debtors’ pre-petition liabilities, including the senior secured notes, the senior unsecured notes and the ABL Facility, were classified as liabilities subject to compromise. During the three months ended October 31, 2016, we reclassified the revolving credit facility as a liability subject to compromise based on our Plan. Following the guidance of ASC 852 Reorganizations, we have expensed $30.9 million related to the deferred financing costs and unamortized net discount on these obligations during the six months ended October 31, 2016. We ceased recognition of interest expense on the senior secured notes, the senior unsecured notes and the ABL Facility, from the Petition Date. We continued recognition of interest expense on the revolving credit facility in accordance with our Plan. In addition, the commencement of the Bankruptcy Cases constituted an event of default with our Canadian Supplemental Retirement Plan Agreements with certain plan participants, who could demand payment under one or more renewable letters of credit related to the participant’s benefit liabilities. As a result we recognized a settlement loss of approximately $13.0 million during the three and six months ended October 31, 2016, comprised of the net reduction in projected benefit obligation and accumulated other comprehensive loss.
Effective on the Petition Date, our ordinary shares ceased trading on the OTCQX International Market and began trading on the OTC Pink Marketplace, under the symbol “HELIQ”. We expect that our existing ordinary shares will be extinguished upon our emergence from Chapter 11, and existing shareholders will likely not receive consideration in respect of their share interests.

Chapter 11 Plan of Reorganization
On October 11, 2016, the Debtors entered into the PSA with respect to the terms of the Plan representing holders of 67.6% of the senior secured notes and 73.6% of the senior unsecured notes, the UCC, and the Lead Lessor. On November 11, 2016, the Debtors filed the Plan and the Disclosure Statement with the Bankruptcy Court. The Consenting Creditor Parties, other than the UCC, have agreed to vote to accept the Plan, except in certain circumstances, and the UCC has agreed to support the Plan and recommend that unsecured creditors vote to accept it. The PSA and related agreements are subject to customary closing conditions, approval by the Bankruptcy Court, receipt of a Bankruptcy Court approved disclosure statement and solicitation materials, and contain termination rights upon the occurrence of certain events. The Plan is subject to acceptance by the Debtors’ creditors (as and to the extent required under the Bankruptcy Code) and confirmation by the Bankruptcy Court.
The principal provisions of the Plan are as follows:

•
The Company has agreed to solicit participation in a $300.0 million rights offering of the Second Lien Convertible Notes to eligible holders of senior secured and senior unsecured notes, with $280.0 million allocated to eligible holders of senior secured notes and $20.0 million allocated to eligible holders of senior unsecured notes.

•
The Second Lien Convertible Notes will be issued at a 10% original issuance discount and include a $100.0 million premium for the equitization of the secured notes secured claims, resulting in a total of $433.3 million in aggregate principal amount. The Second Lien Convertible Notes will have a 3.5 year maturity and are mandatorily convertible into 85.4% of the New Membership Interests on a fully diluted basis (but subject to dilution by the MIP) upon maturity or certain specified conditions.

•
The Second Lien Convertible Notes will rank second to the collateral securing the Exit Credit Facility to be provided to holders of Revolving Credit Agreement Claims; will not bear or pay interest other than in connection with an event of default; and will have the same rights with respect to dividends and voting as New Membership Interests on an as-converted basis.

Holders of the senior secured notes, senior unsecured notes and general unsecured claims will receive the following general treatment under the Plan:

•
In addition to the ability to participate in the Rights Offering allocated to the senior secured notes, all holders of senior secured notes will receive their pro rata share of 79.5% of New Membership Interests to be issued by the Reorganized Company (prior to dilution by Second Lien Convertible Notes and the MIP), which equates to 11.6% of New Membership Interests (fully diluted on account of the Second Lien Convertible Notes, but excluding the MIP).

•
All holders of the senior unsecured notes will receive their pro rata share of 8.9% of New Membership Interests (prior to dilution by the Second Lien Convertible Notes and the MIP), which equates to 1.3% of New Membership Interests (fully diluted on account of the Second Lien Convertible Notes, but excluding the MIP).

•
All other holders of allowed general unsecured claims of the Company will receive their share of (a) 11.6% of New Membership Interests (prior to dilution by the Second Lien Convertible Notes and the MIP), which equates to 1.7% of New Membership Interests (fully diluted on account of the Second Lien Convertible Notes, but excluding the MIP), and (b) $37.5 million in New Unsecured Notes. The New Unsecured Notes will have a seven year maturity and an interest rate of 5.0%, payable in kind until the conversion of the Second Lien Convertible Notes and thereafter payable in cash. The New Unsecured Notes will rank pari passu with the Second Lien Convertible Notes and will be deemed senior indebtedness of the Reorganized Company, but will not have the benefit of any security or be convertible into New Membership Interests.

•	Upon the effective date, the Reorganized Company will adopt the MIP, including a reservation of ten percent (10%) of the New Membership Interests on a fully diluted basis for distribution thereunder.

•
Holders of allowed Revolving Credit Agreement Claims will receive their pro rata share of the Exit Credit Facility or such treatment that would otherwise satisfy Section 1129 of the Bankruptcy Code. The terms of the Exit Credit Facility are under negotiation.

•	The Plan does not provide for any distribution to holders of the Company’s existing equity securities, including its ordinary shares and preferred shares.
The Plan distinguishes between a Primary General Unsecured Claim and a Secondary General Unsecured Claim (as defined in the Plan).  The Plan provides that each holder of an Allowed General Unsecured Claim (as defined in the Plan) against the Debtors will receive, in full and final satisfaction and discharge of such holder’s rights with respect to and under such Allowed General Unsecured Claim, and, in accordance with the Restructuring Transactions as provided in the Disclosure Statement to the Plan: (i) on account of its Allowed Primary General Unsecured Claim (as defined in the Plan), its Pro Rata share of the Primary General Unsecured Claims Distribution (as defined in the Plan), plus (ii) on account of any Allowed Secondary General Unsecured Claim (as defined in the Plan), against one or more Secondary Recovery Debtors (as defined in the Plan), if applicable, its Pro Rata share of the Secondary General Unsecured Claims Distribution (as defined in the Plan) allocated to the applicable Secondary Recovery Debtor against which it holds an Allowed Secondary General Unsecured Claim (as defined in the Plan).  For the avoidance of doubt, if a holder of Allowed General Unsecured Claims holds an Allowed Secondary General Unsecured Claim against any Debtor that is not a Secondary Recovery Debtor, such holder will not receive any additional recoveries on account of such claim.
In connection with the Plan, the Company has entered into a backstop agreement pursuant to which certain of the Consenting Creditor Parties have agreed to backstop the Rights Offering. Pursuant to the Backstop Commitment, certain of the Consenting Creditor Parties, severally and not jointly, have agreed to fully participate in the Rights Offering and purchase the Second Lien Convertible Notes in accordance with the percentages set forth in the Backstop Agreement to the extent unsubscribed under the Rights Offering in exchange for the Put Option Premium. Upon certain triggering events, the Put Option Premium will become fully due and payable in two equal installments of approximately $10.665 million.
In addition, as part of the Plan, the Company has entered into an agreement with the Lead Lessor, pursuant to which, among other things, the Lead Lessor has agreed to restructure its existing aircraft fleet leasing arrangements with the Company and to provide a new $150.0 million asset-based debt facility. The key terms of this agreement include the restricting of lease rental for the helicopters that will remain in the Debtors’ fleet, the consensual return of certain helicopters, extension options for certain of the retained helicopters, leases for additional helicopters and the payment of certain fees and expenses.
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

Outlook
Since mid-2014, there has been a severe and prolonged decline in Brent crude oil prices due to a combination of sustained high supply from the Organization of the Petroleum Exporting Countries and from North America, and more recently due to additional supply from Iran as a result of the lifting of sanctions, coupled with weaker demand due to economic uncertainty in China, Europe, and the United Kingdom. As the weakness in the price of oil has continued since mid-2014, the length and depth of the decline in oil and gas prices has put severe pressure on the industry. Our oil and gas customers continue to implement substantial reductions in their exploration projects and are actively reducing their capital and operating expenditure plans. As our customers are actively managing their costs, we have seen increased pricing pressure on us and the impact of changes in activity levels.
This continued downward pressure to reduce prices and the volatility in the oil and gas sector generally, and the potential impact of such volatility on offshore exploration and production, has had a significant negative impact on the demand for offshore helicopter transportation services. We have seen continued reductions in activity across all of our regions during the six months ended October 31, 2016, for both oil and gas production and exploration customers. We have terminated the arrangement with our partner in Nigeria. We have completed the disposal of our investment in Thai Aviation Services. However, we have been able to extend and win new contract work in Australia and in Norway during the current year period and we continue to look for new opportunities and work with our existing customers to provide solutions. We believe that helicopter service is the most efficient and often the only viable or permitted form of transportation in many jurisdictions. Though we believe that in the longer term oil platforms are increasingly moving further offshore, and new, larger and more complex platform designs will mean that long-term demand for new technology medium and heavy helicopters will increase, the continued significant economic uncertainty means that this longer-term demand for new technology medium and heavy helicopters has been significantly outweighed by continued cost reductions across the industry due to uncertainty over future Brent crude prices. The significant reduction in customer demand had resulted in an increasing number of our helicopters in our fleet becoming unproductive. However, during the six months ended October 31, 2016, the Bankruptcy Court approved 71 helicopter lease rejections relating to unproductive aircraft in our fleet.
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
On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the EU. As a result of the referendum, it is expected that the United Kingdom will negotiate the terms of their future relationship with the EU. We face uncertainties regarding how the United Kingdom’s access to the EU Single Market and the wider trading, legal, regulatory and labor environments, especially in the United Kingdom and EU, will be impacted by the United Kingdom’s vote to exit the EU, including the resulting impact on our business and that of our customers. We are uncertain about the future regulatory implications of the United Kingdom’s exit from the EU. There could be increased regulatory complexities that may affect our business and how customers flying in the North Sea region may be impacted. Finally, the United Kingdom’s exit may also affect currency exchange rates and adversely impact our revenues leading to additional economic uncertainty. The foreign exchange loss in the prior year period increased by $29.5 million to a $49.1 million foreign exchange loss in the six months ended October 31, 2016, due in part to the significant decline in the British Pound Sterling since June 2016.
We conduct our business in various foreign jurisdictions, and as such, our cash flows, revenues and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. Our reported results have been negatively impacted as a result of the strengthening of the U.S. dollar against most major currencies compared to the prior year, primarily because approximately half of our Helicopter Services’ revenue is derived from the North Sea region and is transacted primarily in the local currencies of that region. Throughout the six months ended October 31, 2016, our primary foreign currency exposures were related to the Norwegian Kroner, the Euro, the British Pound Sterling, the Canadian dollar and the Australian dollar.
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
Following the incident, we immediately suspended all H225 helicopter flights, with the exception of those aircraft dedicated to life-saving SAR missions, in line with regulatory authorities in Norway and the United Kingdom, and out of respect for our work force and those of our customers, and to evaluate any implications associated with the accident.
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
On June 1, 2016, the Norwegian Civil Aviation Authority (“CAA”) issued another Safety and Operational Directive, which confirmed that as a result of the updated preliminary report from the AIBN (published on June 1, 2016) and contact with the United Kingdom CAA, it was decided that the scope of their Airbus Helicopters H225 and AS332 L2 Safety Directives would be extended to all operations, including SAR operations. The United Kingdom CAA issued a similar Directive on June 2, 2016. Pending further investigation to determine the root cause of the accident, and development of mitigating measures by Airbus Helicopters, EASA decided, as an additional precautionary measure, to temporarily ground the fleet, but permit single ferry flights without passengers to recover aircraft to suitable maintenance locations if required. This was communicated via an EAD.
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
Subsequently, EASA released a further EAD (number 2016-0199) on October 7, 2016 which lifted the temporary grounding with effect from October 13, 2016. Whilst the latest EAD permits a return to commercial operations, there remain technical issues on which CHC requires further detail to inform our Safety Case for any Return to Service. Both the Norwegian and United Kingdom CAAs have confirmed that their Operational Directives, prohibiting the commercial use of H225 and AS332 L2 aircraft in those two countries, remain in force. It is too early to determine the extent of the impact of the accident on our results of operations or financial condition based on information currently available. We are complying fully with all regulatory requirements.
On August 23, 2013, one of our Airbus Helicopters AS332 L2 helicopters was involved in an accident near Sumburgh in the Shetland Isles, United Kingdom. Authorities subsequently confirmed four fatalities and multiple injuries among the 16 passengers and two crew members on board. The cause of the accident was subject to full investigation by the United Kingdom Air Accident Investigation Branch (“AAIB”) and ongoing investigation by Police Scotland. As with any similar event, this accident could result in legal and regulatory proceedings, liability and/or additional litigation and/or sanctions, which could materially adversely impact our revenue, profitability and/or operations. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K, including “Operating helicopters involves a degree of inherent risk and we are exposed to the risk of losses from safety incidents” for further information.
On March 15, 2016, the United Kingdom AAIB issued its final report on this accident. A full copy of the final report is available at https://www.gov.uk/aaib-reports/aircraft-accident-report-aar-1-2016-g-wnsb-23-august-2013. Neither the foregoing website nor the information contained on the website nor the report accessible through such website shall be deemed incorporated into, and neither shall be a part of, this Quarterly Report on Form 10-Q. In the final report, the United

Kingdom AAIB did not identify technical fault as causal factors in the accident. It is too early to determine the extent of the impact of the accident on our results of operations or financial condition based on information currently available.
Fleet
We have continued efforts to right-size our fleet to match customer demand. Due to the downturn in the oil and gas industry, a significant portion of our fleet had become unproductive. As of October 31, 2016, the Bankruptcy Court had approved 71 helicopter lease rejections. We are in the process of rejecting or abandoning a significant portion of our leased helicopter fleet which we no longer need in the operation of our business, including helicopters financed under our ABL Facility. We will continue to adjust our fleet size and mix to meet customer demand and requirements.
As of October 31, 2016, our fleet was comprised of the following helicopters, excluding the 71 helicopters which the Bankruptcy Court had approved the helicopter lease rejections:

Helicopter Type	Total	Cruise Speed (kts)	Approximate Range (nmi)	Passenger Capacity	Maximum Weight (lbs)
Helicopter Type
Heavy:
Sikorsky S92A	45	145	400	19	26,500
Airbus Helicopters H225	6	145	400	19	24,250
Airbus Helicopters (AS332 L, L1, and L2)	16	130-140	250-350	17-19	18,000-20,500
Total Heavy	67
Medium:
AgustaWestland AW139	35	145	280	12-15	15,000
Sikorsky S76C++	14	145	220	12	11,700
Sikorsky S76C+	18	145	175	12	11,700
Sikorsky S76A++	6	135	130	12	10,800
Bell 412	7	125	135	13	11,900
Airbus Helicopters AS365 Series/H155	4	120-145	80-120	11-13	9,500-10,800
Airbus Helicopters H135/H145	3	N/A(i)	N/A(i)	N/A(i)	N/A(i)
Total Medium	87
Total Helicopters	154

(i)	EMS only.
On April 29, 2016, one of our Airbus H225 helicopters was involved in an accident near the Flesland Airport in Bergen, Norway. Pending the outcome of the investigation, we have suspended, together with other operators, flying operations of the H225 and AS332 L2 helicopter types.
As at October 31, 2016, we have a total commitment of $236.8 million for the purchase of new helicopters, for which we have contractual commitments to pay in fiscal 2017 ($170.6 million) and 2018 ($66.2 million). We also have additional flexible orders of $247.5 million which allow us to monitor the market recovery before confirming dates and the type of aircraft for deliveries. Our additional flexible orders can also be cancelled with no further payment, subject to periodic forfeitures of deposits paid to date, up to a maximum of $28.9 million in forfeitures. Each of these contracts are subject to ongoing negotiations and/or rejection as part of our reorganization process.

Summary Results of Operations

For the three and six months ended October 31,
(In thousands of U.S. dollars)

	Three months ended October 31,		Six months ended October 31,
	2015	2016	2015	2016
Operating revenue	$332,795	$227,222	$679,823	$475,629
Reimbursable revenue	27,958	22,314	56,867	44,343
Total revenue	360,753	249,536	736,690	519,972
Operating expenses
Direct costs (i)	(224,099)	(193,665)	(473,595)	(387,290)
Earnings from equity accounted investees	1,338	12,131	2,771	12,392
General and administration costs	(18,097)	(12,756)	(34,453)	(28,184)
Adjusted EBITDAR (ii)	119,895	55,246	231,413	116,890
Helicopter lease and associated costs (i)	(63,281)	(35,722)	(127,955)	(88,958)
Depreciation	(35,537)	(42,146)	(75,818)	(77,844)
Restructuring recovery (expense)	(16,211)	2,416	(35,590)	11
Asset impairments	(10,459)	(2,691)	(10,459)	(2,691)
Loss on disposal of assets	(1,419)	(599)	(2,406)	(1,724)
Operating loss	(7,012)	(23,496)	(20,815)	(54,316)
Interest on debt obligations	(27,286)	(6,891)	(54,232)	(15,482)
Foreign exchange loss	(9,551)	(30,667)	(19,630)	(49,099)
Other financing income (charges)	5,827	(7,110)	15,921	390
Reorganization items, net	—	(50,526)	—	(835,916)
Loss before income tax	(38,022)	(118,690)	(78,756)	(954,423)
Income tax expense	(3,942)	(11,166)	(9,850)	(11,225)
Net loss	$(41,964)	$(129,856)	$(88,606)	$(965,648)
Net earnings (loss) attributable to:
Controlling interest	$(44,116)	$(127,613)	$(97,478)	$(962,962)
Non-controlling interests	2,152	(2,243)	8,872	(2,686)
Net loss	$(41,964)	$(129,856)	$(88,606)	$(965,648)

(i)
Direct costs in the information above excludes helicopter lease and associated costs. These costs are combined in the consolidated statements of operations, which are included in the interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(ii)
Adjusted EBITDAR is a non-GAAP measure. Additional information about our Adjusted EBITDAR, including a reconciliation of this measure to our consolidated financial statements is also provided in note 19 of our interim financial statements for the three and six months ended October 31, 2015 and 2016, included elsewhere in this Quarterly Report on Form 10-Q.

Consolidated Results Summary
For the three and six months ended October 31,
(In thousands of U.S. dollars)

	Three months ended October 31,		Six months ended October 31,
	2015	2016	2015	2016
Helicopter Services (i)	$324,879	$228,345	$665,379	$470,277
Heli-One	35,874	21,191	71,311	49,695
Total revenue	360,753	249,536	736,690	519,972
Direct costs (ii)	(224,099)	(193,665)	(473,595)	(387,290)
Helicopter lease and associated costs	(63,281)	(35,722)	(127,955)	(88,958)
Total direct costs	$(287,380)	$(229,387)	$(601,550)	$(476,248)

(i)
Includes revenue from the customer reimbursement of fuel costs of $13.5 million and $29.2 million for the three and six months ended October 31, 2015 and $10.8 million and $21.0 million for the three and six months ended October 31, 2016.

(ii)	Includes $13.3 million and $29.2 million in fuel costs for the three and six months ended October 31, 2015 and $10.8 million and $20.8 million for the three and six months ended October 31, 2016.

Consolidated Results of Operations
Revenue
Consolidated revenue for the three and six months ended October 31, 2016 decreased by $111.2 million or 30.8% and $216.7 million or 29.4%, compared to the prior year quarter and period respectively. Revenue decreased in both our Helicopter Services and Heli-One segments. The changes in external revenue in our two segments are explained below.

Helicopter Services
The total external revenue for Helicopter Services for the three and six months ended October 31, 2016 decreased by $96.5 million or 29.7% and $195.1 million or 29.3%, compared to the prior year quarter and period respectively. The significant reduction in global oil prices since mid-2014 has continued to have a negative impact on our results in the current year quarter and period as our customers reduced activity and capital spending, and in particular, reduced oil and gas exploration related activity. However, we have seen declines in revenues with both production and exploration customers. The key variances were as follows:

•
Contract completions and activity. Revenues decreased by $54.6 million and $101.9 million for the three and six months ended October 31, 2016 compared to the prior year quarter and period respectively, due to contract completions, primarily in the North Sea, Canada, Australia, Malaysia, Mozambique and Romania, for both production and exploration customers. In addition, there was a $17.1 million and $41.1 million decrease in revenue due to contract completions and reduced customer activity in Brazil and a net $7.0 million and $12.2 million decrease in revenue resulting from other activity changes, primarily in Norway and in Australia;

•
Contract modification. Revenues decreased by $16.1 million and $34.2 million for the three and six months ended October 31, 2016 compared to the prior year quarter and period respectively. This was as a result of contract modifications with continuing oil and gas customers due to reductions in price and number of helicopters on contract, as our customers continue to implement cost reduction initiatives;

•
Foreign exchange. There was a $5.0 million and $12.0 million decrease for the three and six months ended October 31, 2016 compared to the prior year quarter and period respectively, related to the impact of foreign currency translation on our reported results, primarily in the North Sea due to the significant decline in the British Pound Sterling since June 2016. In addition, the U.S. dollar strengthened against most currency groups in the current year period compared to the prior year period, which resulted in a decrease in reported U.S. dollar revenue amounts, where revenue was transacted primarily in the local currencies of our operations; and

•
Reimbursable revenue. There was a $4.5 million and $10.2 million decrease in reimbursable revenue primarily due to lower flying activity for the three and six months ended October 31, 2016, compared to the prior year quarter and period respectively. Reimbursable revenue includes customer reimbursement of fuel costs; offset by

•
New contracts. There was a $7.8 million and $16.5 million increase in revenue for the three and six months ended October 31, 2016, respectively, compared to the prior year quarter and period, primarily from new contract wins for oil and gas customers in the North Sea and Australia.

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
Heli-One
Heli-One’s external revenue for the three and six months ended October 31, 2016 decreased by $14.7 million, or 40.9%, and $21.6 million, or 30.3%, compared to the prior year quarter and period respectively. Revenue decreased by $0.2 million and $0.5 million for the three and six months ended October 31, 2016 compared to the prior year quarter and period respectively, due to the impact of foreign exchange, primarily as a consequence of the strengthening U.S. dollar. PBH revenue for the three and six months ended October 31, 2016 decreased by $8.6 million and $10.8 million compared to the prior year quarter and period respectively, primarily due to lower levels of flight hours and exchanges. MRO revenue for the three and six months ended October 31, 2016 decreased by $5.9 million and $10.3 million compared to the prior year quarter and period respectively due to the timing of maintenance events and decreased repair work.
Direct Costs
For the three and six months ended October 31,
(In thousands of U.S. dollars)

	Three months ended October 31,		Six months ended October 31,
	2015	2016	2015	2016
Crew costs	$(76,855)	$(63,976)	$(165,007)	$(134,432)
Base operations and other costs	(56,058)	(46,018)	(118,727)	(92,422)
Maintenance costs	(59,855)	(56,561)	(125,887)	(106,352)
Support costs	(31,331)	(27,110)	(63,974)	(54,084)
Total direct costs	$(224,099)	$(193,665)	$(473,595)	$(387,290)

Direct costs, which exclude helicopter lease and associated costs, for the three and six months ended October 31, 2016 decreased by $30.4 million and $86.3 million compared to the prior year quarter and period respectively. The decrease in direct costs was a result of both foreign exchange translation, due to the appreciation of the U.S. dollar, and our active management of costs due to changes in customer activity. The primary factors which impacted direct costs were as follows:

•
Crew costs, which include salaries, benefits, training and recruitment costs, decreased by $12.9 million and $30.6 million for the three and six months ended October 31, 2016 compared to the prior year quarter and period respectively. The decrease in crew costs was partially due to the impact of the strengthening U.S. dollar, which decreased crew costs by $0.8 million and $3.6 million for the three and six months ended October 31, 2016 compared to the prior year quarter and period respectively. The remaining decrease was as a result of lower crew requirements due to reduced activity, contract completions and cost saving initiatives, primarily in the North Sea, Brazil, Australia, Canada and several African countries. Crew costs were incurred only by our Helicopter Services segment.

•
Base operations and other costs, which include our base operations, reimbursable costs, insurance costs and other external expenses, decreased by $10.0 million and $26.3 million for the three and six months ended October 31, 2016 compared to the prior year quarter and period respectively. This included an approximate $0.2 million and $1.6 million decrease related to the impact of the strengthening U.S. dollar for the three and six months ended October 31, 2016, compared to the prior year quarter and period respectively. There was a decrease of $4.1 million and $9.4 million in rechargeable costs to customers, primarily due to lower flying hours, compared to the prior year quarter and period. Contract completions and reductions in activity, primarily in Africa, Brazil, Australia and the North Sea, in addition to the wind down of our operations in Nigeria, reduced costs by $5.7 million and $15.3 million compared to the prior year quarter and period respectively. Base operations and other costs were incurred only by our Helicopter Services segment.

•
Maintenance costs decreased by $3.3 million and $19.5 million for the three and six months ended October 31, 2016 compared to the prior year quarter and period respectively due to a combination of reduced activity, suspension of H225 helicopters, and the timing of maintenance events. Maintenance costs include those related to repairs for owned and leased major components, spares and rotable and repairable parts, which are recognized when the costs are incurred. Our costs therefore can vary with the timing of the maintenance activity. A portion of our maintenance costs are externally subcontracted on a PBH basis and vary with flight hours, which were primarily incurred for our H225 aircraft in the prior year quarter and period.

•
Support costs decreased by $4.2 million and $9.9 million for the three and six months ended October 31, 2016 compared to the prior year quarter and period respectively, due to a combination of foreign exchange translation, reduced headcount and lower levels of base support, driven by our cost saving initiatives and lower activity levels. The majority of support costs were incurred by our Helicopter Services segment, with $3.8 million and $7.2 million related to our Heli-One segment.

Helicopter Lease and Associated Costs
Helicopter lease and associated costs decreased by $27.6 million and $39.0 million for the three and six months ended October 31, 2016 compared to the prior year quarter and period respectively. The decrease was primarily due to the Bankruptcy Court approving the rejection of 71 helicopter leases during the current year period. We recorded lease expense on the rejected leases until the effective date of the lease rejection, the majority of which were June 30, 2016. See “Overview of Business - Voluntary Filing under Chapter 11” included elsewhere in this Quarterly Report on Form 10-Q for further information. In addition, helicopter lease costs decreased due to the reclassification of certain operating leases to capital leases, due to the modification of the lease agreements, during the fiscal year ended April 30, 2016.
Earnings from Equity Accounted Investees
Earnings from equity accounted investees increased by $10.8 million and $9.6 million for the three and six months ended October 31, 2016 compared to the prior year quarter and period respectively. This was primarily due to the gain on sale of our 29.9% interest in the ordinary shares of TAS of $11.8 million, which completed in October 2016. See note 3(b)(i) of our interim financial statements for the three and six months ended October 31, 2015 and 2016 included elsewhere in this Quarterly Report on Form 10-Q for further information.
General and Administration Costs
General and administration costs decreased by $5.3 million and $6.3 million for the three and six months ended October 31, 2016 compared to the prior year quarter and period respectively, primarily due to a decrease in salaries, professional, legal and consulting costs.
Depreciation
Depreciation expense increased by $6.6 million and $2.0 million for the three and six months ended October 31, 2016 compared to the prior year quarter and period respectively. The increase in depreciation expense was primarily due to helicopter acquisitions during the fiscal year ended April 30, 2016, accelerated depreciation on certain aircraft we plan to abandon, additional capital leases due to the modification of certain existing operating lease agreements during fiscal 2016, and an increase in the depreciation rates of our rotable and repairable assets. This was partially offset by a decrease in depreciation expense primarily as a result of accelerated depreciation on certain aircraft in connection with our restructuring program in the first quarter of the prior year period and rejected capital leased helicopters during the current year period.
Restructuring Recovery (Expense)
We are undergoing a comprehensive review of our operations, organizational structure and fleet with the view of reducing operating costs. During the three and six months ended October 31, 2015, we incurred restructuring expenses of $16.2 million and $35.6 million related to lease and other contractual costs on leased helicopters which we had ceased to use in our operations, employee severance costs and other associated costs. During the three months ended October 31, 2016, we had restructuring recovery of $2.4 million and an insignificant recovery in the six months ended October 31, 2016. The recoveries in the current year period primarily relate to adjustments to the provision for leased helicopters. All restructuring amounts related to leased aircraft have either been charged to reorganization items, net, as these have been approved for rejection by the Bankruptcy Court or adjusted to restructuring expense, as we have re-evaluated our assessment that we have permanently ceased use of these leased helicopters due to changes in our fleet plans. See note 4 of our interim financial statements for the three and six months ended October 31, 2015 and 2016 included elsewhere in this Quarterly Report on Form 10-Q for further information.
Asset Impairments
During the three and six months ended October 31, 2015, we recorded an impairment charge of $10.5 million to increase our provision for obsolete and excess inventories on certain consumable inventories. This impairment charge resulted from the identification of consumable inventories that were in excess of our requirements. This was driven primarily by the significant and longer than initially expected decline in the price of oil and gas, which impacts our view of future utilization of these parts and resulting changes to our fleet and inventory management strategies. Excess consumable inventories have been measured at estimated market value, based on our experience with sales of surplus consumable inventories and our assessment of resale market conditions. During the three and six months ended October 31, 2016, we recorded an impairment charge of $2.7 million to write-down the carrying value of one H155 helicopter to its fair value.
Interest on Debt Obligations
Interest on debt obligations decreased by $20.4 million and $38.8 million for the three and six months ended October 31, 2016 compared to the prior year quarter and period respectively. We ceased recognition of interest expense on the senior secured notes, the senior unsecured notes and the ABL Facility effective from the Petition Date. This was partially offset by an increase in interest costs on our revolving credit facility, due to the higher balance on this obligation compared to the prior year period.
Foreign Exchange Loss
The foreign exchange loss for the three and six months ended October 31, 2016 increased by $21.1 million and $29.5 million compared to the prior year quarter and period respectively, primarily due to the significant decline in the British Pound Sterling since June 2016. This caused a loss in U.S. functional currency entities with British Pound Sterling denominated net monetary asset positions. In both the prior year period and the current year period, there was a strengthening of the U.S. dollar against most major currencies, which caused a loss in both U.S. functional currency entities with foreign denominated net monetary asset positions and in Norwegian and Australian functional currency entities with net liability positions denominated in U.S. dollars.
Other Financing Income (Charges)

	Three months ended October 31,		Six months ended October 31,
(In thousands of U.S. dollars)	2015	2016	2015	2016
Amortization of deferred financing costs	$(1,866)	$(535)	$(3,727)	$(2,667)
Net gain on debt extinguishment	3,112	—	17,799	—
Net gain (loss) on fair value of foreign currency forward contracts	447	—	(15,079)	—
Net gain (loss) on fair value of foreign currency embedded derivatives	4,543	(6,667)	18,252	2,119
Amortization of guaranteed residual values	(815)	(41)	(963)	(348)
Interest expense	(4,008)	(416)	(8,390)	(508)
Interest income	5,929	693	11,719	2,594
Other	(1,515)	(144)	(3,690)	(800)
Total other financing income (charges)	$5,827	$(7,110)	$15,921	$390
Other financing income (charges) decreased by $12.9 million and $15.5 million for the three and six months ended October 31, 2016 compared to the prior year quarter and period respectively, primarily due to a $3.1 million and $17.8 million gain on debt extinguishment transactions for the three and six months ended October 31, 2015, due to the repurchase of $40.6 million of our senior unsecured notes on the open market at prices ranging from 50.50% to 55.25% of the principal plus accrued and unpaid interest of $0.5 million. In addition, the net gain on fair value of foreign currency embedded derivatives decreased by $11.2 million and $16.1 million for the three and six months ended October 31, 2016 compared to the prior year quarter and period, due to foreign currency movements compared to the prior year period. This was partially offset by a $15.1 million net loss on fair value of foreign currency forward contracts in the prior year period. All of our foreign currency forward contract arrangements were terminated due to the filing of the Bankruptcy Petitions. The balance of the change was due to banking fees, amortization expense on residual value guarantees and deferred financing costs, and other charges.
Reorganization Items, Net
We have used the classification “Reorganization items, net” to reflect expenses and gains and losses that are the direct result of the reorganization of our business. Reorganization items, net, is comprised as follows:

	Three months ended October 31,		Six months ended October 31,
(In thousands of U.S. dollars)	2015	2016	2015	2016
Adjustments to debt obligations	$—	$(3,891)	$—	$(30,942)
Adjustments to allowed claims for rejected leases	—	(23,292)	—	(739,974)
Adjustments to other allowed claims	—	—	—	(16,986)
Professional fees	—	(23,343)	—	(48,014)
Total reorganization items, net	$—	$(50,526)	$—	$(835,916)
During the three and six months ended October 31, 2016, we recognized $50.5 million and $835.9 million of reorganization items, respectively. During the three months ended October 31, 2016, we have expensed $3.9 million primarily related to the deferred financing costs on our revolving credit facility. For the six months ended October 31, 2016, we expensed $30.9 million related to the deferred financing costs and unamortized net discount on our senior secured notes, senior unsecured notes, revolving credit facility, and ABL Facility.
As of October 31, 2016, the Bankruptcy Court had approved 71 helicopter lease rejections. In accordance with the guidance of ASC 852 Reorganizations, we have recorded the expected allowed claim from the lessors on approval of the lease rejections and adjustments to lease related assets and liabilities which total $740.0 million. Our estimate of the expected amount of the allowed claim is a significant estimate. As the estimation process is inherently uncertain, future actions and decisions by the Bankruptcy Court may differ significantly from our own estimate, potentially having material future effects on our financial statements. Furthermore, these liabilities are reported as the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. There may be significant variation between the settled amount and the expected amount of the allowed claim. The lessors’ rights of enforcement for those claims will be subject to the applicable provisions of the Bankruptcy Code.
Adjustments to other allowed claims include the loss on the settlement of our Canadian Supplemental Retirement Plan with certain plan participants of $13.0 million and $4.0 million adjustment of our terminated foreign currency forward contracts to the expected amount of the allowed claim. In addition, we incurred professional fees related to advisors assisting us with the Chapter 11 proceedings. See note 10 of our interim financial statements for the three and six months ended October 31, 2015 and 2016 included elsewhere in this Quarterly Report on Form 10-Q for further information.
Income Tax Expense
Income tax expense increased by $7.2 million and $1.4 million for the three and six months ended October 31, 2016 compared to the prior year quarter and period respectively. The effective tax rates were (10.4)% and (12.5)% for the three and six months ended October 31, 2015 compared to (9.4)% and (1.2)% for the three and six months ended October 31, 2016, respectively. The increase in income tax expense during the three and six months ended October 31, 2016 compared to the prior year quarter and period was primarily due to withholding tax on the sale of our 29.9% interest in the ordinary shares of TAS. This was partially offset by a reduction in customer contract activity in Africa, where we are subject to branch and withholding taxes, lower levels of taxes in other foreign jurisdictions and a net reduction in uncertain tax positions compared to the prior year quarter and period.
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
Non-Controlling Interests
Net earnings allocated to non-controlling interests decreased by $4.4 million and $11.6 million for the three and six months ended October 31, 2016 compared to the prior year quarter and period respectively, due to the results of EHOB. This was primarily driven by reduced revenue as a result of contract completions and lower gains on embedded derivatives, partially offset by lower direct and helicopter lease costs. For further details on EHOB, see note 3(a)(i) of our interim financial statements for the three and six months ended October 31, 2015 and 2016 included elsewhere in this Quarterly Report on Form 10-Q.

Segmented Results of Operations
Helicopter Services

For the three and six months ended October 31,
(In thousands of U.S. dollars)

	Three months ended October 31,		Six months ended October 31,
	2015	2016	2015	2016
Operating revenue	$296,921	$206,031	$608,512	$425,934
Reimbursable revenue	27,958	22,314	56,867	44,343
Total revenue	$324,879	$228,345	$665,379	$470,277
Direct costs	(192,394)	(171,306)	(413,084)	(337,917)
Earnings from equity accounted investees	1,338	12,131	2,771	12,392
Adjusted EBITDAR	$133,823	$69,170	$255,066	$144,752
Adjusted EBITDAR margin	45.1%	33.6%	41.9%	34.0%
Helicopter lease and associated costs	$(63,281)	$(35,722)	$(127,955)	$(88,958)

Helicopter Services Adjusted EBITDAR decreased by $64.7 million and $110.3 million and Adjusted EBITDAR margin decreased by 11.5% and 7.9% for the three and six months ended October 31, 2016, compared to the prior year quarter and period respectively. The primary factors that impacted Adjusted EBITDAR and Adjusted EBITDAR margin for Helicopter Services compared to the prior year quarter and period were as follows:

•
The decrease in Adjusted EBITDAR and Adjusted EBITDAR margin was substantially due to contract completions and contract modifications reflecting changes in customer requirements and reduced flying activity across all regions. This was partially offset by small contract wins in the North Sea and Australia and cost savings through lower activity, reductions in headcount, lower maintenance costs and other cost saving initiatives; and

•
Earnings from equity accounted investees increased Adjusted EBITDAR by $10.8 million and $9.6 million and Adjusted EBITDAR margin by 1.9% and 0.7% for the three and six months ended October 31, 2016, compared to the prior year quarter and period respectively, primarily as a result of the sale of our 29.9% interest in the ordinary shares of TAS in October 2016; and

•
The balance of the decrease in Adjusted EBITDAR and Adjusted EBITDAR margin compared to the prior year quarter and period was primarily related to the impact of foreign exchange translation on our reported results. The U.S. dollar strengthened against most currency groups in the current year period compared to the prior year period, which resulted in a decrease in reported U.S. dollar Adjusted EBITDAR amounts in these regions, where activities were transacted primarily in the local currencies of our operations. The majority of the impact of foreign exchange translation resulted from the North Sea due to the significant decline in the British Pound Sterling since June 2016.

Heli-One
For the three and six months ended October 31,
(In thousands of U.S. dollars)

	Three months ended October 31,		Six months ended October 31,
	2015	2016	2015	2016
Third-party revenue	$35,874	$21,191	$71,311	$49,695
Internal revenue	16,903	21,619	44,269	39,055
Total revenue	$52,777	$42,810	$115,580	$88,750
Direct costs	(46,534)	(43,621)	(101,973)	(88,004)
Adjusted EBITDAR	$6,243	$(811)	$13,607	$746
Adjusted EBITDAR Margin	11.8%	(1.9)%	11.8%	0.8%

Heli-One’s Adjusted EBITDAR decreased by $7.1 million and $12.9 million and Adjusted EBITDAR margin decreased by 13.7% and 11.0% for the three and six months ended October 31, 2016, compared to the prior year quarter and period respectively. The primary changes for Heli-One compared to the prior year quarter and period were as follows:

•
An increase in the allowance for doubtful accounts decreased Adjusted EBITDAR by $3.3 million and $4.0 million and Adjusted EBITDAR margin by 6.4% and 3.4% for the three and six months ended October 31, 2016, compared to the prior year quarter and period respectively; and

•
Lower levels of external third-party PBH and MRO revenue and internal revenue with our Helicopter Services segment due to contract completions, reduction in flying activity and suspension of H225 aircraft, partially offset by cost control efforts and timing of maintenance costs.

Financial Condition and Sources of Liquidity
Analysis of Historical Cash Flows
For the six months ended October 31,
(In thousands of U.S. dollars)

	Six months ended October 31,
	2015	2016
Cash provided by (used in) operating activities	$(26,896)	$31,198
Cash provided by (used in) financing activities	91,988	(23,809)
Cash provided by (used in) investing activities	(119,825)	18,393
Effect of exchange rate changes on cash and cash equivalents	(11,172)	(4,218)
Change in cash and cash equivalents during the period	$(65,905)	$21,564

Cash Flows Provided By (Used In) Operating Activities
Cash provided by (used in) operating activities for the six months ended October 31, 2016 was $31.2 million, an increase of $58.1 million compared to the prior year period. Operating cash flows in the current year period benefited from the effects of the Bankruptcy Petitions filed by the Debtors, as we ceased interest payments on our debt obligations and the majority of any pre-petition liabilities of Debtors were not paid. As a result, changes in working capital contributed $70.3 million to operating cash flows in the current year period compared to only $11.1 million in the prior year period. In the current year period, we substantially reduced payments on our helicopter operating leases due to approved lease rejections; however, the cash benefit was offset by increased cash outflows to professionals assisting with our bankruptcy process.
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
In the six months ended October 31, 2016, cash used in financing activities was $23.8 million, $21.6 million of which was due to the discontinuation of the accounts receivable securitization arrangement and $2.2 million due to payments on certain capital lease obligations.
In the six months ended October 31, 2015, the $92.0 million provided by financing activities was due to $8.3 million sold interest in accounts receivable under our securitization arrangement and $110.7 million net proceeds on the revolving credit facility and capital lease and other repayments, partially offset by $22.1 million on the repurchase by one of our subsidiaries of $40.6 million of the senior unsecured notes on the open market at prices ranging from 50.50% to 55.25% of the principal during July and August 2015, and $4.9 million of deferred financing costs incurred related to the ABL Facility.
Cash Flows Provided By (Used In) Investing Activities
Cash flows provided by (used in) investing activities is primarily attributable to property and equipment additions and disposals, helicopter deposits net of lease inception refunds, restricted cash, and proceeds from the sale of investments.
In the six months ended October 31, 2016, our focus was to actively reduce our fleet to align with the reduction in customer demand. Therefore, we had a substantial decline in the level of capital investment in aircraft in the current year period. The $18.4 million provided by investing activities was primarily due to $35.5 million received from the sale of our 29.9% interest in the ordinary shares of TAS in October 2016. In addition, we received $1.8 million in proceeds from property and equipment disposals and there was an $8.5 million decrease in restricted cash, primarily due to the discontinuation of our accounts receivable securitization arrangement. This was partially offset by $27.5 million of property and equipment additions, primarily related to rotable and repairable parts.
In the six months ended October 31, 2015, the $119.8 million used in investing activities was due to $107.0 million property and equipment additions, $32.6 million helicopter deposits net of lease inception refunds and an $8.7 million increase in restricted cash, primarily related to the timing of cash flows on our accounts receivable securitization arrangement, partially offset by $28.5 million proceeds from property and equipment disposals, the majority of which related to proceeds on helicopter sale and leaseback transactions.

Liquidity and Sources of Liquidity
Liquidity
As of April 30, 2016 and October 31, 2016, our liquidity totaled $266.1 million and $287.7 million, respectively. Our liquidity as of April 30, 2016 and October 31, 2016 was comprised only of cash and cash equivalents. Due to the commencement of the Bankruptcy Cases we had no further borrowing capacity as at October 31, 2016.
Pending the outcome of the Bankruptcy Cases and upon emergence from bankruptcy, we expect that our primary sources of liquidity will continue to be cash on hand and cash flows from operations. In addition to the cash requirements to fund ongoing operations, we have incurred and continue to incur significant professional fees and other costs in connection with preparation and handling of the Bankruptcy Cases. We anticipate that we will continue to incur significant professional fees and costs for the duration of the Bankruptcy Cases.
Pre-Petition Sources of Liquidity
On May 5, 2016, the Debtors filed Petitions seeking relief under the Bankruptcy Code, which constituted an event of default that accelerated our obligations under the senior secured notes, senior unsecured notes, the revolving credit facility and the ABL Facility. In accordance with the guidance of ASC 852 Reorganizations and based on our Plan, the senior secured notes, the senior unsecured notes, the revolving credit facility, the ABL Facility and all of our capital lease obligations were reclassified as liabilities subject to compromise. We have ceased recognition of interest expense on the senior secured notes, the senior unsecured notes, and the ABL Facility from the Petition Date. The aggregate contractual interest due under the senior secured notes, the senior unsecured notes and the ABL Facility was $27.3 million and $54.8 million for the three and six months ended October 31, 2016, respectively. All deferred financing costs on the senior secured notes, the senior unsecured notes, the revolving credit facility, and the ABL Facility were charged to reorganization items, net, during the six months ended October 31, 2016. See note 9, note 10 and note 11 of our interim financial statements for the three and six months ended October 31, 2015 and 2016 included elsewhere in this Quarterly Report on Form 10-Q and note 14 of our audited annual consolidated financial statements for the fiscal year ended April 30, 2016 included in the Annual Report on Form 10-K for further information.

Future Cash Requirements
Contractual Obligations and Off-Balance Sheet Arrangements
Our Annual Report on Form 10-K for the fiscal year ended April 30, 2016 includes disclosures of our contractual obligations and commitments and off-balance sheet arrangements as of April 30, 2016. There have been no material changes during the six months ended October 31, 2016 from the information disclosed in “Item 7. Contractual Obligations and Off-Balance Sheet Arrangements” of our Annual Report on Form 10-K for the year ended April 30, 2016, except as noted below.
Operating Lease Commitments
We have helicopter operating leases in respect of 86 helicopters included in our fleet as of October 31, 2016. As at October 31, 2016, these leases had expiry dates ranging from fiscal 2017 to 2025. For those helicopters where we have an unexercised option to purchase them for agreed amounts, the purchase options do not constitute bargain purchase options and we do not have a commitment to exercise the options.
In addition to helicopter operating leases, we had operating lease commitments as of October 31, 2016 for buildings, land and other equipment with minimum lease payments of $65.3 million and expiry dates ranging from fiscal 2017 to fiscal 2079.
As a result of the May 5, 2016 filing of the Petitions by the Debtors in the Bankruptcy Court, all of our helicopter lease financing agreements were in default subsequent to April 30, 2016.
The lease obligations as at October 31, 2016 reflect changes to our commitments related to 71 helicopter lease rejections approved by the Bankruptcy Court during the six months ended October 31, 2016. The remaining filed motions to reject certain additional helicopter leases with the Bankruptcy Court and any other subsequent motions may substantially alter our remaining minimum lease rentals. In accordance with the guidance of ASC 852 Reorganizations, we have recorded the expected allowed claim from the lessors on approval of the lease rejection, with the rights of enforcement for those claims subject to the applicable provisions of the Bankruptcy Code. The approved helicopter lease rejections have reduced our minimum lease rentals by approximately $640.0 million. This reduction in minimal lease rentals does not reflect the reduction in lease obligations as a result of Bankruptcy Court approved interim lease arrangements, with final lease terms subject to agreement with the respective lessors and approval by the Bankruptcy Court.
New Helicopter Commitments
As at October 31, 2016, we have a total commitment of $236.8 million for the purchase of new helicopters, for which we have contractual commitments to pay in fiscal 2017 ($170.6 million) and 2018 ($66.2 million). We also have additional flexible orders of $247.5 million which allow us to monitor the market recovery before confirming dates and the type of aircraft for deliveries. Our additional flexible orders can also be cancelled with no further payment, subject to periodic forfeitures of deposits paid to date, up to a maximum of $28.9 million in forfeitures. Each of these contracts are subject to ongoing negotiations and/or rejection as part of our reorganization process.
Variable Interest Entities
The Company has variable interests in entities that are not consolidated, as we are not the primary beneficiary, which provide operating lease financing to us, and an entity that provides flying services to third-party customers. At October 31, 2016, we had operating leases for 70 helicopters with variable interest entities that were not consolidated. See note 3(b)(ii) of the interim financial statements for the three and six months ended October 31, 2015 and 2016 included elsewhere in this Quarterly Report on Form 10-Q.

Guarantees
The Company has provided limited guarantees to third parties under some of its operating leases relating to a portion of the residual helicopter values at the termination of the leases. The leases have terms expiring between fiscal 2017 and 2024. At October 31, 2016, the Company’s exposure under the asset value guarantees including guarantees in the form of funded and unfunded residual value guarantees is approximately $10.8 million.
Contingencies
We have exposure for certain legal matters as disclosed in note 18 to the interim financial statements for the three and six months ended October 31, 2015 and 2016 included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes in our exposure to contingencies.
We have entered into fee arrangements with financial advisors to assist us with our Bankruptcy filing. The arrangements include contingent fee payments up to $14.2 million payable upon completion of Chapter 11 reorganization. At October 31, 2016, no contingent fee amounts were accrued.
Critical Accounting Policies and Estimates
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.
In connection with the Chapter 11 proceedings, transactions and events directly associated with the reorganization are required, under the guidance of ASC 852 Reorganizations, to be separately disclosed and distinguished from those of the ongoing operations of the business. We have used the classification “Reorganization items, net” on the consolidated statements of operations to reflect expenses, gains and losses that are the direct result of the reorganization of our business. See note 10 in the interim financial statements for the three and six months ended October 31, 2015 and 2016 contained elsewhere in this Quarterly Report on Form 10-Q for further information.
As a result of the Petitions filed by the Debtors seeking relief under the Bankruptcy Code on May 5, 2016 and based on our Plan, our pre-petition liabilities, including our obligations under the senior secured notes, senior unsecured notes, revolving credit facility and the ABL Facility, were classified as subject to compromise based on our assessment of these obligations following the guidance of ASC 852 Reorganizations. Pre-petition liabilities subject to compromise are required to be reported at the amount expected to be allowed, regardless of whether they may be settled for lesser amounts and remain subject to future adjustments based on negotiated settlements with claimants, actions of the Bankruptcy Court, rejection of executory contracts, proofs of claims or other events.
Recent Accounting Pronouncements
See note 2 in the interim financial statements for the three and six months ended October 31, 2015 and 2016 contained elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of October 31, 2016. Based upon this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
One or more of our subsidiaries are, from time to time, named as defendants in lawsuits arising in the ordinary course of our business as discussed and previously reported in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016. Developments in these previously reported ongoing matters, if any, are described in note 18 to the interim financial statements for the three and six months ended October 31, 2015 and 2016 included elsewhere in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
As a smaller reporting company, as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item. Our business faces many risks. However, for a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our ordinary shares, please refer to the section titled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016. There have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016 other than those set forth below.

The PSA is subject to termination upon the occurrence of a number of termination events.

The PSA may be terminated upon the occurrence of a number of termination events (each, a “Plan Support Agreement Termination Event”) as more specifically set forth in the PSA.  If a Plan Support Agreement Termination Event occurs and the PSA is terminated, all obligations of the parties to the PSA shall terminate (except as specifically provided in the PSA).

                Furthermore, upon termination of the PSA, any party to the PSA shall have all the rights and remedies that it would have had and shall be entitled to take all actions that it would have been entitled to take if it not entered into the Plan Support Agreement, and none of its rights or remedies shall be deemed waived pursuant to a claim of laches or estoppel.  Without the commitment provided by the Consenting Creditor Parties to vote in favor of the Plan, the Debtors may not be able to secure sufficient votes in favor of the Plan for confirmation.

The Bankruptcy Court may not confirm the Plan.

                Although the Company believes that the Plan will satisfy all requirements necessary for confirmation by the Bankruptcy Court in accordance with the Bankruptcy Code, there can be no assurance that the Bankruptcy Court will reach the same conclusion.

                The Bankruptcy Code requires that a plan of reorganization comply with certain requirements (including, but not limited to, the requirements of section 1129 of the Bankruptcy Code) for a plan of reorganization to be confirmed.  The Bankruptcy Court may determine that one or more of those requirements is not satisfied with respect to the Plan.  If the Bankruptcy Court were to make such a determination, the Debtors could be required to restart the solicitation process.  In such a situation, the Debtors could be required to (i) seek approval of a new disclosure statement, (ii) solicit or re-solicit votes from holders of Claims and/or Interests (as defined in the Plan), as applicable, and/or (iii) seek confirmation of the newly-proposed plan of reorganization.

                Further, denial of confirmation of the Plan by the Bankruptcy Court could give rise to a right of the Consenting Creditor Parties to terminate the PSA.  If such a termination were to occur, the Debtors’ efforts to reorganize would be delayed and possibly jeopardized.  Additionally, should the Plan fail to be approved, confirmed, or consummated, non-Debtor parties-in-interest may file alternative plans of reorganization pursuant to section 1121 of the Bankruptcy Code, and the Debtors would be responsible for paying the Put Option Premium in cash.

If the Effective Date does not occur by March 17, 2017, a Plan Support Agreement Termination Event will occur, which would result in the Debtors’ payment of the Put Option Premium in cash.

                Although the Company believes that the Effective Date (as defined in the Plan) will occur soon after the date on which the Bankruptcy Court enters its order confirming the Plan, there can be no assurance as to the timing of the Effective Date.  If the conditions precedent to the Effective Date set forth in the Plan have not occurred or have not been waived as set forth in Article IX of the Plan, then the Bankruptcy Court’s confirmation order may be vacated, in which event no distributions would be made under the Plan, the Debtors and all holders of Claims or Interests would be restored to the status quo as of the day immediately preceding the date of the confirmation order, and the Debtors’ obligations with respect to Claims and Interests would remain unchanged.  It is a termination event under the PSA if the Effective Date does not occur by March 17, 2017, and such termination would result in the Debtors’ payment of the Put Option Premium in cash.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
The Petitions filed by the Debtors seeking relief under the Bankruptcy Code constituted an event of default that accelerated our obligations under the senior secured notes, the senior unsecured notes, the revolving credit facility and the ABL Facility. As of the Petition Date, certain of the Debtors pre-petition liabilities, including the senior secured notes, the senior unsecured notes and the ABL Facility, were classified as liabilities subject to compromise. During the three months ended October 31, 2016, we reclassified the revolving credit facility as a liability subject to compromise based on our Plan. Following the guidance of ASC 852 Reorganizations, we have expensed $3.9 million and $30.9 million related to the deferred financing costs and unamortized net discount on these obligations during the three and six months ended October 31, 2016. We ceased recognition of interest expense on the senior secured notes, the senior unsecured notes and the ABL Facility, from the Petition Date during the three and six months ended October 31, 2016. We continued recognition of interest expense on the revolving credit facility in accordance with the Plan.

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

CHC GROUP LTD.
(Registrant)

By:	/s/ Lee Eckert
	Name:	Lee Eckert
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer, Duly Authorized Officer)
Date: December 13, 2016

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.1	Plan Support Agreement by and among CHC Group Ltd. and the Parties identified therein dated as of October 11, 2016.	8-K	001-36261	10.1	10/12/2016
10.2	Backstop Agreement between CHC Group Ltd. and the Investors identified therein dated October 11, 2016.	8-K	001-36261	10.2	10/12/2016
10.3	Amendment to Plan Support Agreement by and among CHC Group Ltd. and the Parties identified therein dated as of November 3, 2016.	8-K	001-36261	10.1	11/4/2016
10.4	Amendment No.1 to Term Sheet between CHC Group Ltd. and The Milestone Aviation Group Limited dated November 3, 2016.	8-K	001-36261	10.2	11/4/2016
10.5	Amendment to Backstop Agreement by and among CHC Group Ltd. and the Investors identified therein dated November 3, 2016.	8-K	001-36261	10.3	11/4/2016
10.6	Amendment to Plan Support Agreement by and among CHC Group Ltd. and the Parties identified therein dated as of November 23, 2016.	8-K	001-36261	10.1	11/25/2016
10.7	Amendment No.2 to Term Sheet between CHC Group Ltd. and The Milestone Aviation Group Limited dated November 23, 2016.	8-K	001-36261	10.2	11/25/2016
10.8	Amendment to Backstop Agreement by and among CHC Group Ltd. and the Investors identified therein dated November 23, 2016.	8-K	001-36261	10.3	11/25/2016
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
99.1	Joint Chapter 11 Plan of CHC Group Ltd. and its Affiliated Debtors	8-K	001-36261	99.1	11/15/2016
99.2	Proposed Disclosure Statement for the Joint Chapter 11 Plan of CHC Group Ltd. and its Affiliated Debtors	8-K	001-36261	99.2	11/15/2016
99.3	First Amended Joint Chapter 11 Plan of CHC Group Ltd. and its Affiliated Debtors	8-K	001-36261	99.1	12/7/2016
99.4	Revised Proposed Disclosure Statement for the First Amended Joint Chapter 11 Plan of CHC Group Ltd. and its Affiliated Debtors	8-K	001-36261	99.2	12/7/2016
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Presentation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
* Furnished, not filed.